Form 10-Q
period 2017-09-30
LINDE PLC
filed 2017-10-30
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
LINDE PLC
(Exact name of registrant as specified in its charter)
Ireland
(State or other jurisdiction of incorporation)

333-218485	Not Applicable
(Commission File Number)	(IRS Employer Identification No.)

The Priestley Center, 10 Priestley Road, Surrey Research Park, Guildford, Surrey GU2 7XY United Kingdom	+44 1483 242200
(Address of principal executive offices)	Registrant’s Telephone Number, Including Area Code

ZAMALIGHT PLC
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐
At September 30, 2017, 25,000 A ordinary shares of €1.00 each of the Registrant were outstanding.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2017 and April 18, 2017 (Unaudited)	3

	Consolidated Statement of Income and Other Comprehensive Income Quarter Ended September 30, 2017 and the Period from April 18, 2017 to September 30, 2017 (Unaudited)	4

	Consolidated Statement of Cash Flow for the Period from April 18, 2017 to September 30, 2017 (Unaudited)	5

	Consolidated Statements of Equity at September 30, 2017 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signature		17

LINDE PLC (Formerly known as Zamalight plc) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In USD)
(UNAUDITED)

	September 30, 2017	Opening Balance April 18, 2017
ASSETS
CURRENT ASSETS
Cash at banks	$83,342	$—
Other assets	8,984,310	—
NON-CURRENT ASSETS	—	—
TOTAL ASSETS	$9,067,652	$—

SHAREHOLDER'S EQUITY AND LIABILITIES
CURRENT LIABILITIES
Accrued liabilities	$622,059	$—
Related party debt (Note 7)	9,220,590	—
NON CURRENT LIABILITIES
CAPITAL AND RESERVES
Share Capital (A ordinary shares of €1.00 each, authorized and issued shares - 25,000 shares)	26,827	26,827
Additional paid-in capital	26,827	26,827
Accumulated other comprehensive income	(16,116)	—

Receivable from shareholders	(59,070)	(53,654)
Retained earnings	(753,465)	—
TOTAL SHAREHOLDER'S EQUITY	(774,997)	—
EQUITY AND LIABILITIES	$9,067,652	$—
The accompanying notes are an integral part of these financial statements.

LINDE PLC (Formerly known as Zamalight plc) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(In USD)
(UNAUDITED)

	Quarter ended September 30, 2017	April 18, 2017 - September 30, 2017
Other expenses	$290,825	$753,465
Operating loss	(290,825)	(753,465)
Net finance costs	—	—
Loss before tax	(290,825)	(753,465)
Income tax	—	—
Loss for the period	(290,825)	(753,465)
Other comprehensive income
Other comprehensive income (loss) for the period, net of tax	(18,622)	(16,116)
Total comprehensive loss for the period	$(309,447)	$(769,581)
Loss per share - basic and diluted	$(11.63)	$(30.14)
The accompanying notes are an integral part of these financial statements.

LINDE PLC (Formerly known as Zamalight plc) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(In USD)
(UNAUDITED)

April 18, 2017 - September 30, 2017
OPERATIONS
Net loss	$(753,465)
Working capital:
Other assets	119,140
Accrued liabilities	599,527
Net cash provided by operating activities	(34,798)

INVESTING
Net cash used for investing activities	—

FINANCING
Related party debt	118,140
Net cash provided by (used for) financing	118,140

Cash and cash equivalents, beginning-of-period	—

Cash and cash equivalents, end-of-period	$83,342

The accompanying notes are an integral part of these financial statements.

LINDE PLC (Formerly known as Zamalight plc) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In USD)
(UNAUDITED)

	Share capital	Additional Paid in Capital	Accumulated other comprehensive income	Accumulated deficit	Receivables from shareholders	Total equity

Issue of share capital on incorporation - April 18, 2017	$26,827	$26,827	$—	$—	$(53,654)	$—
Loss for the period	—	—	—	(462,640)	—	(462,640)
Total comprehensive loss for the period	—	—	2,506	—	(2,506)	—
June 30, 2017	26,827	26,827	2,506	(462,640)	(56,160)	(462,640)

Loss for the period	—	—	—	(290,825)	—	(290,825)
Total comprehensive loss for the period	—	—	(18,622)	—	(2,910)	(21,532)
September 30, 2017	$26,827	$26,827	$(16,116)	$(753,465)	$(59,070)	$(774,997)
The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements - Linde plc and Subsidiaries (Unaudited)

1. Organization and Basis of Presentation
Linde plc, formerly known as Zamalight plc ("Linde plc" or the “Company”), was incorporated as a public limited company under the laws of Ireland on April 18, 2017, by Enceladus Holding Limited and Cumberland Corporate Services Limited, with an issued share capital of €25,000 ($26,827), comprised of 25,000 A ordinary shares with a nominal value of €1.00 each, and additional paid in capital of €25,000 ($26,827). The A ordinary shares of €1.00 each were initially issued on Linde plc’s incorporation as ordinary shares. These shares were subsequently re-designated as A ordinary shares on July 25, 2017.
The Company is registered in Ireland under the registration number 602527 and with its registered office located at c/o Ten Earlsfort Terrace, Dublin 2, D02 T380 Ireland and principal executive offices at The Priestley Centre, 10 Priestley Road, The Surrey Research Park, Guildford, Surrey GU2 7XY, United Kingdom. The Company was formed on April 18, 2017; accordingly, the financial statements as of that date only comprise the balance sheet (“opening balance sheet”). The Company’s fiscal year ends on December 31, 2017.
The Company was formed in accordance with the requirements of the Business Combination Agreement, dated as of June 1, 2017, as amended (the "Business Combination Agreement"), pursuant to which, among other things, Praxair, Inc. and Linde AG agreed to combine their respective businesses through an all-stock transaction, and become subsidiaries of the Company. Zamalight plc was renamed "Linde plc" on July 20, 2017. In connection with the proposed business combination, Linde plc filed a Registration Statement on Form S-4 which was declared effective by the U. S. Securities and Exchange Commission ("SEC") on August 14, 2017.

Linde plc has also filed an offer document with the German Federal Financial Supervisory Authority (Bundesanstalt fuer Finanzdienstleistungsaufsicht) (“BaFin”) which was approved for publication by BaFin on August 14, 2017 and published by Linde plc on August 15, 2017. The offer is to exchange each issued and outstanding no-par value bearer share of Linde AG for 1.540 ordinary shares of Linde plc (the “Exchange Offer”). In addition, Zamalight Subco, Inc., an indirect wholly-owned Delaware subsidiary of Linde plc, will merge with and into Praxair, Inc., with Praxair, Inc. surviving the merger (the “Merger”, and together with the Exchange Offer, the “Business Combination” ). In the Merger, each share of Praxair, Inc. common stock will be converted into the right to receive one Linde plc ordinary share. Upon completion of the Business Combination, and assuming that all of the outstanding Linde AG shares are exchanged in the Exchange Offer, former Praxair shareholders and former Linde AG shareholders will each own approximately 50% of the outstanding Linde plc shares. Linde plc will apply to list its ordinary shares on the New York Stock Exchange and the Frankfurt Stock Exchange, and will seek inclusion in the S&P 500 and DAX 30 indices. Praxair, Inc.’s stockholders approved the Merger at Praxair, Inc.’s special meeting held on September 27, 2017. On October 23, 2017, the Company amended the Exchange Offer to reduce the minimum acceptance threshold from 75% to 60% of all Linde AG shares entitled to voting rights, following the consent by both Linde AG and Praxair, Inc. Due to the amendment, the acceptance period of the Exchange Offer, which was originally scheduled to expire on October 24, 2017 at 24:00 hours (CEST), was extended by two weeks and will now expire on November 7, 2017 at 24:00 hours (CET). As of October 26, 2017, approximately 67.95% of all Linde AG shares entitled to voting rights had been tendered into the Exchange Offer. The parties currently expect the Business Combination to be completed in the second half of 2018.

Completion of the Business Combination remains subject to the satisfaction or waiver of conditions, including (a) at least 60% of the Linde AG shares entitled to voting rights are tendered and not withdrawn on November 7, 2017 at 24:00 hours (CET), (b) approval by requisite governmental regulators and authorities, including approvals under applicable competition laws, (c) absence of any law, regulation or injunction or order by any governmental entity in Ireland, the United Kingdom, Germany or the United States that prohibits or makes illegal the completion of the Business Combination and (d) that there has been no material adverse effect on and no material compliance violation by either Praxair, Inc. or Linde AG, as determined by a third-party independent expert.

The Business Combination may be terminated for, or may terminate as a result of, certain reasons, including, among others, (a) the mutual consent of Praxair, Inc. and Linde AG to termination, (b) a change in recommendation regarding the Business Combination from the Linde AG executive board or the Linde AG supervisory board (provided that, with respect to the Linde AG supervisory board, such change involves recommending that Linde AG shareholders not accept the Exchange Offer ), (c) the occurrence of an “adverse tax event” (as defined in the Business Combination Agreement), (d) a permanent injunction or order by any governmental entity in Ireland, the United Kingdom, Germany or the United States that prohibits or makes illegal the completion of the Business Combination, (e) the occurrence of a change, event, occurrence or effect that has had or is reasonably expected to have a “material adverse change” (as defined in the Business Combination Agreement) on Linde AG or Praxair, Inc. or (f) the failure to satisfy any of the conditions described in the preceding paragraph. The Business Combination Agreement further provides that, upon termination of the Business Combination under certain specified circumstances, Praxair, Inc. will be required to pay Linde AG a termination fee of €250 million or Linde AG will be required to pay Praxair, Inc. such termination fee, as applicable.

To date, the Company has not conducted any material activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement such as the incurrence of SEC registration fees and other transaction-related costs (see Note 3 - Subsidiaries). For additional information related to the Business Combination Agreement, please refer to the Linde plc Registration Statement on Form S-4, which was declared effective by the SEC on August 14, 2017.

To the extent that the Company does not have sufficient funds available to satisfy its obligations, Praxair, Inc. will finance any out of pocket expenses incurred by the Company in connection with the Business Combination Agreement and the transactions contemplated by the Business Combination Agreement. If the Business Combination is not completed, any expenses incurred by the Company and/or its affiliates will be shared equally by Praxair, Inc. and Linde AG, to the extent not prohibited by applicable law and as otherwise provided in the Business Combination Agreement.

These financial statements have been prepared in compliance with US GAAP.

The following new accounting standards in the United States issued by the Financial Accounting Standards Board (“FASB”) have not yet been implemented by the Company. The Company will evaluate, when applicable, the impacts of adopting the below standards on future periods:

•
Revenue Recognition - In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue. The new guidance requires the evaluation of contracts with customers to determine the recognition of revenue when or as the entity satisfies a performance obligation, and requires expanded disclosures. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. This guidance is required to be effective beginning in the first quarter 2018 and includes several transition options.

•
Leases - In February 2016, the FASB issued updated guidance on the accounting and financial statement presentation of leases. The new guidance requires lessees to recognize a right-of-use asset and lease liability for all leases, except those that meet certain scope exceptions, and would require expanded quantitative and qualitative disclosures. This guidance will be effective beginning in the first quarter 2019 and requires companies to transition using a modified retrospective approach.

•
Credit Losses on Financial Instruments - In June 2016, the FASB issued an update on the measurement of credit losses. The guidance introduces a new accounting model for expected credit losses on financial instruments, including trade receivables, based on estimates of current expected credit losses. This guidance will be effective beginning in the first quarter 2020, with early adoption permitted beginning in the first quarter 2019 and requires companies to apply the change in accounting on a prospective basis.

•
Classification of Certain Cash Receipts and Cash Payments - In August 2016, the FASB issued updated guidance on the classification of certain cash receipts and cash payments within the statement of cash flows. The update provides accounting guidance for specific cash flow issues with the objective of reducing diversity in practice. This new guidance will be effective beginning in the first quarter 2018 on a retrospective basis, with early adoption optional.

•
Intra-Entity Asset Transfers - In October 2016, the FASB issued updated guidance for income tax accounting of intra-entity transfers of assets other than inventory. The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory in the period when the transfer occurs. This new guidance will be effective beginning in the first quarter 2018, with early adoption permitted, and should be applied on a modified retrospective basis.

•
Simplifying the Test for Goodwill Impairment - In January 2017, the FASB issued updated guidance on the measurement of goodwill. The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The guidance will be effective beginning in the first quarter 2020 with early adoption permitted.

•
Pension Costs - In March 2017, the FASB issued updated guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and not included within operating profit. This guidance will be effective beginning in the first quarter 2018, with early adoption optional, and requires companies to transition using a retrospective approach for the presentation of the service cost component and the other cost components and prospectively for the capitalization of the service cost component.

•
Derivatives and Hedging - In August 2017, the FASB issued updated guidance on accounting for hedging activities. The new guidance changes both the designation and measurement for qualifying hedging relationships and the presentation of hedge results. This guidance will be effective beginning in the first quarter 2019, with early adoption optional.

2. Accounting Policies
Basis of Preparation
The financial statements present the consolidated results and financial position of the Company and its subsidiaries for the period from incorporation (being April 18, 2017 to September 30, 2017) and the quarter ended September 30, 2017.
Going Concern
The financial statements have been prepared on a going concern basis, taking account of the facilities available under the cash management agreement (see Note 7).
Currency
Items included in these consolidated financial statements are measured using the currency of the primary economic environment in which the entity operates (‘the functional currency’). The financial information is presented in USD. The US Dollar/Euro exchange rate at April 18, 2017 was 0.9319 and at September 30, 2017 was 0.8465.
Consolidation and Subsidiaries
Subsidiaries are all entities (including structured entities) over which the Company and its group has control. The group controls an entity when the group is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power to direct the activities of the entity. Subsidiaries are fully consolidated from the date on which control is transferred to the group. They are deconsolidated from the date that control ceases.
The acquisition method of accounting is used to account for business combinations by the group.
Intercompany transactions, balances and unrealized gains on transactions between group companies are eliminated. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the transferred asset.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash at banks or other highly liquid securities with original maturities of three months or less.
Other Receivables
Other receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Other receivables are stated at the lower of amortized cost or recoverable amount. If collection of the amounts is expected in one year or less they are classified as current assets.
Other Provisions
The Company accrues liabilities for non-income tax contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. If new information becomes available or losses are sustained in excess of recorded amounts, adjustments are charged against income at that time. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the Company’s opening balance sheet or liquidity.
Share Capital
According to article 3 of the Amended and Restated Memorandum of Association and Articles of Association, the authorized share capital of the Company is €1,775,000 divided into 1,750,000,000 ordinary shares of €0.001 each and 25,000 A ordinary shares of €1.00 each.
As of the opening balance sheet date and as of September 30, 2017, 25,000 A ordinary shares had been issued and 12,500 shares were held by Enceladus Holding Limited wholly owned by Praxair, Inc.’s Irish legal counsel Arthur Cox, and 12,500 shares were held by Cumberland Corporate Services Limited wholly owned by Linde AG´s Irish legal counsel William Fry, the Company’s shareholders. Furthermore, an additional €25,000 ($26,827) was committed to be paid by the two shareholders.
Ordinary shares are classified as equity. Incremental costs directly attributable to the issue of new shares are capitalized and upon the closing of the associated equity transaction are reclassified to equity as a deduction, net of tax, from the proceeds.
As at September 30, 2017, the Company was not subject to any capital requirements.
Income Taxes
The income tax expense or credit for the period is the tax payable on the current period’s taxable income based on the applicable income tax rate for each jurisdiction adjusted by changes in deferred tax assets and liabilities attributable to temporary differences and to unused tax losses.
Deferred tax assets are recognized only if it is probable that future taxable amounts will be available to utilize those temporary differences and losses. No deferred tax has been recognized as at September 30, 2017, as the Company has recently been incorporated and therefore does not have any history of income.
3. Subsidiaries
The principal subsidiaries of the Company, all of which have been included in these consolidated financial statements, are as follows:

Name	Country of Incorporation and Principal Place of Business	Proportion of Ownership Interest at
		September 30, 2017	April 18, 2017
Zamalight Holdco LLC	USA	100%	—%
Zamalight Subco, Inc.	USA	100%	—%
Linde Holding GmbH	Germany	100%	—%
Linde Intermediate Holding AG	Germany	100%	—%

On May 26, 2017, the Company formed Zamalight Holdco LLC, a Delaware limited liability company. Immediately following its formation, Zamalight Holdco LLC formed Zamalight Subco, Inc., a Delaware corporation, as a wholly owned U.S. subsidiary of Zamalight Holdco LLC. Upon effectiveness of the Merger, Zamalight Subco, Inc. will merge with and into Praxair, Inc., with Praxair, Inc. surviving the Merger as an indirect wholly-owned subsidiary of the Company.
On July 26, 2017, the Company formed Linde Holding GmbH, a German limited liability company (GmbH), which on July 28, 2017 in turn formed Linde Intermediate Holding AG, a German stock corporation (AG), to facilitate the settlement of the Exchange Offer and a post-completion reorganization with respect to Linde AG.
4. Receivables from Shareholders
This relates to a receivable from the two shareholders and comprises two checks of €25,000 each which are being held on behalf of the Company by Praxair, Inc.’s Irish legal counsel Arthur Cox. Due to the short-term nature of the current receivables, their carrying amount is considered to be the same as their fair value.
5. Other Assets
Other assets at September 30, 2017 of $8,984,310 relate to the costs to issue equity securities (primarily SEC registration fee). These costs, in case the Business Combination is not completed, will be recognized as an expense.

6. Accrued Liabilities
Accrued liabilities for the amount of $622,059 consist of expenses incurred in connection with the Business Combination and mainly relate to fees for accounting and advisory services.
7. Related Parties
Related parties are the members of the executive bodies of the Company and those companies as described in Note 1.
On July 24, 2017 the Company entered into a cash management agreement with Praxair International Finance UC to finance the Company´s working capital obligations. The total available amount under the facility is €30,000,000. The cash management agreement is Euro denominated and has a variable interest rate of one month EUR LIBOR plus a 0% spread. The cash management agreement terminates after 1 year and is automatically renewable for successive one-year terms thereafter unless either party shall give written notice to the other party not less than 30 days prior to the expiration of any term.
At September 30, 2017, $9,220,590 was outstanding under this facility as follows:

September 30, 2017

SEC registration fee*	$8,984,310
Incorporation of Linde Intermediate Holding AG	59,070
Incorporation of Linde Holding GmbH	59,070
BaFin registration fee*	118,140
$9,220,590
* Paid directly to the SEC and BaFin by Praxair International Finance UC on behalf of Linde plc and treated as a non-cash transaction in the Consolidated Statement of Cash Flows.
8. Loss per share

	Quarter Ended September 30, 2017	April 18, 2017 to September 30, 2017
Loss from continuing operations attributable to the owners of the company	$(290,825)	$(753,465)
Weighted average number of ordinary shares in issue	25,000	25,000
Loss per share - basic and diluted	$(11.63)	$(30.14)
9. Events After the Balance Sheet Date
In the Business Combination, Praxair, Inc.’s business will be brought indirectly under the Company through the Merger and Linde AG’s business will be brought indirectly under the Company through the Exchange Offer. Following settlement of the Exchange Offer, the Company intends to pursue a post-completion reorganization with respect to Linde AG if the relevant ownership threshold for such a post-completion reorganization has been reached as a result of or following the Exchange Offer. Also refer to Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

To date, Linde plc has not conducted any material activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement. Linde plc does not have any material assets and the management of Linde plc has not resolved to make any future investments other than in relation to the Business Combination. In connection with the proposed Business Combination, Linde plc filed a Registration Statement on Form S-4 which was declared effective by the SEC on August 14, 2017.
On July 24, 2017 the Company entered into a cash management agreement with Praxair International Finance UC to finance the Company´s working capital obligations. The total available amount under the facility is €30,000,000. The cash management agreement is Euro denominated and has a variable interest rate of one month EUR LIBOR plus a 0% spread. The cash management agreement terminates after 1 year and is automatically renewable for successive one-year terms thereafter unless either party shall give written notice to the other party not less than 30 days prior to the expiration of any term. As of September 30, 2017, $9,220,590 was outstanding under this facility primarily related to SEC registration fees paid by Praxair International Finance UC on behalf of Linde plc.
In addition, Linde plc has incurred expenses of $290,825 and $753,465 during the quarter, and for the period from inception to September 30, 2017, respectively, primarily related to accounting and advisory services incurred in connection with the Business Combination.
Forward-looking Statements
Certain statements and assumptions in this document contain or are based on “forward-looking” information. Forward-looking statements are based on Praxair, Inc.’s, Linde AG’s or Linde plc’s beliefs and assumptions on the basis of factors currently known to them. These forward-looking statements include terms and phrases such as: “anticipate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. These forward-looking statements include statements regarding benefits of the proposed Business Combination, integration plans and expected synergies and cost reductions, anticipated future growth, financial and operating performance and results. Forward-looking statements involve significant risks and uncertainties that may cause actual results to be materially different from the results predicted or expected. No assurance can be given that these forward-looking statements will prove accurate and correct, or that projected or anticipated future results will be achieved. All forward-looking statements included in this document are based upon information available to Praxair, Inc., Linde AG and Linde plc on the date hereof, and each of Praxair, Inc., Linde AG and Linde plc disclaims and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Praxair, Inc., Linde AG or Linde plc has described. All such factors are difficult to predict and beyond Praxair, Inc.’s, Linde AG’s or Linde plc’s control. These factors include:

•
failure to obtain applicable governmental or regulatory approvals in a timely manner or otherwise, or being required to accept conditions, including divestitures, that could reduce the anticipated benefits of the proposed Business Combination as a condition to obtaining regulatory approvals;

•	the ability to implement the Business Combination and to satisfy applicable closing conditions;

•
the ability to integrate the operations of Praxair, Inc. and Linde AG, the ultimate outcome of the combined group’s commercial and operating strategy, including the ultimate ability to realize synergies and cost reductions;

•	operating costs, customer loss or business disruption being greater than expected in anticipation of, or, if consummated, following, the Business Combination;

•	the effects of a combination of Praxair, Inc. and Linde AG, including the combined group’s future financial position, operating results, strategy and plans;

•	the combined group’s, Praxair, Inc.’s and Linde AG’s ability to maintain effective internal controls;

•
unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments, including in connection with a potential post-completion reorganization;

•	potential security violations to the combined group’s, Praxair, Inc.’s and Linde AG’s information technology systems;

•	the investment performance of Praxair, Inc.’s and Linde AG’s pension plan assets, which could require Praxair, Inc. and Linde AG to increase their pension contributions;

•
changes in legislation or governmental regulations affecting the combined group, Praxair, Inc. and Linde AG; international, national or local economic, social or political conditions or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws that could adversely affect Praxair, Inc. and Linde AG or their clients; and

•	other factors discussed elsewhere in this document and in the section "Risk Factors" beginning on page 36 of the proxy statement/prospectus included in Linde plc's Registration Statement on Form S-4.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period covered by this report, Linde plc did not conduct any material activities and therefore did not incur any significant interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market risks.
Item 4. Controls and Procedures

Based on an evaluation of the effectiveness of Linde plc’s disclosure controls and procedures, which was made under the supervision and with the participation of management, including Linde plc’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer has concluded that, as of the end of the quarterly period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Linde plc in reports that it files under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to management, including Linde plc’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
To date, Linde plc has not conducted any material activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement. For information regarding risks related to the Business Combination and risks related to Linde plc after completion of the Business Combination and other risks, please see the risk factors set forth in the section “Risk Factors” beginning on page 36 of the proxy statement/prospectus included in Linde plc's Registration Statement on Form S-4.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

2.01
Business Combination Agreement, dated June 1, 2017, by and among Praxair, Inc., Linde Aktiengesellschaft, Linde Plc (formerly known as Zamalight plc), Zamalight Holdco LLC and Zamalight Subco, Inc. was filed as Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Linde Plc filed on June 5, 2017, as amended (file no. 333-218485) and is incorporated herein by reference.

2.01(i)
Amendment No. 1, dated August 10, 2017, to the Business Combination Agreement, by and among Praxair, Inc., Linde Aktiengesellschaft, Linde plc (formerly known as Zamalight plc), Zamalight Holdco LLC and Zamalight Subco, Inc. was filed as Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Linde Plc, filed on June 5, 2017, as amended (file no. 333-218485) and is incorporated herein by reference.

3.01
Public Limited Company Constitution of Linde Plc was filed as Exhibit 3.01 to Amendment No. 2 to the Registration Statement on Form S-4 of Linde Plc filed on July 28, 2017 (file no. 333-218485) and is incorporated herein by reference.

	31.01	Rule 13a-14(a) and 15d-14(a) Certification

32.01
Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Linde Plc and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linde plc

(Registrant)

Date: October 30, 2017	By: /s/ Christopher Cossins

Christopher Cossins
Principal Executive Officer, Principal Finance Officer, and Principal Accounting Officer