Form 10-K
period 2017-12-31
LINDE PLC
filed 2018-03-23
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
LINDE PLC
(Exact name of registrant as specified in its charter)
Ireland
(State or other jurisdiction of incorporation)

333-218485	Not Applicable
(Commission File Number)	(IRS Employer Identification No.)

The Priestley Centre, 10 Priestley Road, Surrey Research Park, Guildford, Surrey GU2 7XY United Kingdom	+44 1483 242200
(Address of principal executive offices)	Registrant’s Telephone Number, Including Area Code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☑   No  ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☑    No  ☐

All of the voting stock of the registrant is held by an affiliate of the registrant. There is no publicly traded market for any class of voting stock of the registrant.
At March 23, 2018, 25,000 A ordinary shares of €1.00 each of the Registrant were outstanding.

Explanatory Note
Linde plc’s duty to file reports under Section 15 of the Securities Exchange Act of 1934 (the “Exchange Act”) has automatically been suspended pursuant to Section 15(d)(1) of the Exchange Act as of January 1, 2018, because Linde plc’s ordinary shares, nominal value €0.001 per share, have not yet been issued and as such are held of record by fewer than 300 persons. Linde plc files this Annual Report on Form 10-K in compliance with guidance of the Securities and Exchange Commission and has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). The business combination between Praxair, Inc. and Linde AG is expected to be completed and Linde plc’s ordinary shares, nominal value €0.001 per share, to be issued in the second half of 2018.

Linde plc
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2017

PART I

Item 1. Business

Linde plc, formerly known as Zamalight plc ("Linde plc" or the “Company”), was incorporated as a public limited company under the laws of Ireland on April 18, 2017, by Enceladus Holding Limited ("Enceladus") and Cumberland Corporate Services Limited ("Cumberland"). Zamalight plc was renamed "Linde plc" on July 20, 2017. The Company is registered in Ireland under the registration number 602527 and with its registered office located at Ten Earlsfort Terrace, Dublin 2, D02 T380 Ireland and principal executive offices at The Priestley Centre, 10 Priestley Road, The Surrey Research Park, Guildford, Surrey GU2 7XY, United Kingdom. The Company’s fiscal year ended on December 31, 2017.
The Company was formed in accordance with the requirements of the business combination agreement, dated as of June 1, 2017, as amended (the "business combination agreement"), pursuant to which, among other things, Praxair, Inc. (together with its subsidiaries, “Praxair”) and Linde AG (together with its subsidiaries, “Linde”) agreed to combine their respective businesses through an all-stock transaction, and become subsidiaries of the Company.

In connection with the proposed business combination, Linde plc filed a Registration Statement on Form S-4 ("the registration statement") which was declared effective by the U. S. Securities and Exchange Commission ("SEC") on August 14, 2017. Linde plc also filed an offer document with the German Federal Financial Supervisory Authority (Bundesanstalt fuer Finanzdienstleistungsaufsicht) (“BaFin”) which was approved for publication by BaFin on August 14, 2017 and published by Linde plc on August 15, 2017 (the "offer document"). Pursuant to the offer document, Linde plc made an offer to exchange each issued and outstanding no-par value bearer share of Linde AG for 1.540 ordinary shares of Linde plc (the “exchange offer”). In addition, upon completion of the exchange offer, Zamalight Subco, Inc., an indirect wholly-owned Delaware subsidiary of Linde plc, will merge with and into Praxair, Inc., with Praxair, Inc. surviving the merger (the “merger”, and together with the exchange offer, the “business combination” ). In the merger, each share of Praxair, Inc. common stock will be converted into the right to receive one Linde plc ordinary share. Praxair, Inc.’s stockholders approved the merger at Praxair, Inc.’s special meeting held on September 27, 2017, and on November 24, 2017, the tender period for the exchange offer expired with approximately 92% of all Linde AG shares entitled to voting rights being tendered. The parties currently expect the business combination to be completed in the second half of 2018. Upon completion of the business combination, Linde plc will apply to list its ordinary shares on the New York Stock Exchange and the Frankfurt Stock Exchange, and will seek inclusion in the S&P 500 and DAX 30 indices.

To date, the Company has not conducted any material activities other than those incidental to its formation and the matters contemplated by the business combination agreement such as the incurrence of SEC registration fees and other transaction-related costs. For additional information related to the business combination agreement, please refer to Note 1 to the consolidated financial statements included in this annual report on Form 10-K (the “Form 10-K”) and to the registration statement.

In addition, the public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, that contains reports, proxy information statements and other information regarding issuers that file electronically.
Item 1A. Risk Factors

To date, the Company has not conducted any material activities other than those incidental to its formation and the matters contemplated by the business combination agreement. Important risk factors that could impact Linde plc’s future operations, financial performance and the trading prices of its common shares are presented below. The following risk factors should be read in conjunction with discussions of Linde plc’s activities located elsewhere in this Form 10-K and the risk factors, including risks related to Praxair’s and Linde’s businesses, included or incorporated by reference into Linde plc’s subsequent filings with the SEC.

Linde plc, Praxair and Linde must obtain governmental and regulatory approvals to consummate the business combination, which could delay the completion of the business combination or, if not granted, would result in a termination of the business combination. In addition, conditions imposed by such agencies in connection with their approvals may adversely impact the business, financial condition or results of operations of the combined group.
Completion of the business combination remains conditioned upon regulatory approval or expiration or termination of statutory waiting periods (including extensions thereof) under merger control or competition law regimes in the United States (including CFIUS approval), the European Union, Brazil, Canada, China, India, Mexico, and South Korea. In addition, regulatory approvals have been solicited and filings made in other jurisdictions in which the parties mutually agreed antitrust filings to be necessary. The relevant agencies have commenced or may commence in-depth investigations, may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of Linde plc’s, Praxair’s and Linde AG’s respective businesses. For example, on February 16, 2018, the European Commission initiated a Phase II review of the proposed business combination and on August 31, 2017, Praxair, Inc. and Linde AG entered into timing agreements with the United States Federal Trade Commission (the “FTC”). In accordance with such timing agreements, the proposed business combination will not close before 12:01 a.m. Eastern Time on the 120th calendar day following the date on which Praxair and Linde AG provide written notice to the FTC of their intention to close, unless they have received prior notice that the FTC has closed its investigation. While timing agreements with the FTC and a Phase II review by the European Commission are customary in large transactions of this nature and the companies are continuing to work closely and cooperatively with regulators, any delay for regulatory reasons could diminish the anticipated benefits of the business combination or result in additional transaction costs. No assurance can be given that the required approvals will be obtained or that the required conditions to the business combination will be satisfied, and if they are, as to the terms, conditions and timing of the approvals. If the requisite regulatory approvals have not been obtained by October 24, 2018, the business combination agreement will terminate.

Conditions imposed by regulatory agencies in connection with their approval of the business combination may require changes to the operations of Linde plc, Praxair and/or Linde, restrict their ability to operate in certain jurisdictions following the business combination, restrict the combination of Praxair’s and Linde’s operations in certain jurisdictions or require other commitments regarding ongoing operations. Such conditions may also restrict Linde plc’s, Praxair’s and/or Linde’s ability to modify the operations of their businesses in response to changing circumstances for a period of time after completion of the business combination or their ability to expend cash for other uses or otherwise have an adverse effect on the anticipated benefits of the business combination, thereby adversely impacting the business, financial condition or results of operations of Linde plc, Praxair and Linde. The companies currently expect to divest certain assets in order to obtain certain regulatory approvals, which may result in loss of value due to the loss of those assets or businesses or a sale of those assets or businesses at less than the desired price or under otherwise unfavorable conditions, in particular as a result of timing constraints and the limited universe of buyers acceptable to the regulatory authorities, especially in challenging market conditions. The business combination agreement contemplates certain revenue and EBITDA thresholds with respect to such potential divestitures. The companies may also make certain other commitments regarding ongoing operations in certain jurisdictions in response to regulatory requirements. Linde plc, Praxair and Linde may not be successful in obtaining all required regulatory approvals, and if they are, any restrictions, requirements or conditions imposed by regulators could have a material adverse effect on the business, results of operations, financial condition and prospects of Linde plc and reduce substantially or eliminate the synergies and cost reductions and the advantages which Linde plc, Praxair and Linde expect to achieve from the business combination.

In addition, the business combination agreement, or certain covenants therein, may be terminated for, or may terminate as a result of, certain reasons, including, among others, a permanent injunction or order by any governmental entity in Ireland, the United Kingdom, Germany or the United States that prohibits or makes illegal the completion of the business combination, the occurrence of a change, event, occurrence or effect that has had or is reasonably expected to have a “material adverse change” (as defined in the business combination agreement) on Linde AG or Praxair, Inc. or the failure to obtain approval by requisite governmental regulators and authorities described in the preceding paragraph. No assurance can be given that no event giving rise to termination of the business combination agreement will occur.

Because the exchange ratios in the merger and the exchange offer are fixed, the market value of the Linde plc shares received by Praxair shareholders in the merger or by Linde AG shareholders in the exchange offer may be less than the market value of the Praxair or Linde AG shares that such holder held prior to the completion of the business combination.
Praxair shareholders will receive one Linde plc share for each of their Praxair shares in the merger and Linde AG shareholders who tendered their Linde AG shares in the exchange offer will receive 1.540 Linde plc shares for each Linde AG share tendered and not withdrawn. These exchange ratios are fixed and will not vary even if the market price of Praxair shares or Linde AG shares varies. The market value of Praxair shares and Linde AG shares at the time of the completion of the business combination may vary significantly from the value on the date of the execution of the business combination agreement, the date of this document, the date on which Praxair shareholders voted on the merger, the date on which Linde AG shareholders tendered their shares in the exchange offer or the expiration of the acceptance period. Because the exchange ratios will not be adjusted to reflect any changes in the market price of the Praxair shares or Linde AG shares, the value of the consideration paid to the Praxair shareholders in the merger or to the Linde AG shareholders who tendered their shares in the exchange offer may be lower than the market value of their Praxair or Linde AG shares, respectively, on earlier dates.

Changes in share prices may result from a variety of factors that are beyond the control of Linde plc, Praxair and Linde, including their respective business, operations and prospects, market conditions, economic development, geopolitical events, regulatory considerations, governmental actions, legal proceedings and other developments. Market assessments of the benefits of the business combination and of the likelihood that the business combination will be completed, as well as general and industry-specific market and economic conditions, may also have an adverse effect on share prices.
The pendency of the business combination, during which Praxair and Linde are subject to certain operating restrictions, could have an adverse effect on Linde plc’s, Praxair’s and Linde’s businesses and cash flows, financial condition and results of operations.
The pendency of the business combination could disrupt Praxair’s and Linde’s businesses, and uncertainty about the effect of the business combination may have an adverse effect on Linde plc, Praxair and Linde. These uncertainties could cause suppliers, vendors, partners, customers and others that deal with Praxair and Linde to defer entering into contracts with, or making other decisions concerning, Praxair and Linde or to seek to change or cancel existing business relationships with the companies. In addition, Praxair’s and Linde’s employees may experience uncertainty regarding their roles after the business combination. Employees may depart either before or after the completion of the business combination because of uncertainty and issues relating to the difficulty of coordination or because of a desire not to remain following the business combination. Therefore, the pendency of the business combination may adversely affect Linde plc’s, Praxair’s and Linde’s ability to retain, recruit and motivate key personnel. Additionally, the attention of Praxair’s and Linde’s management may be directed towards the completion of the business combination, including obtaining regulatory approvals, and may be diverted from the day-to-day business operations of Praxair and Linde. Matters related to the business combination may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to Praxair and Linde. Additionally, the business combination agreement requires Praxair and Linde to refrain from taking certain specified actions, for example significant investments or disposals, while the business combination is pending (except those necessary in connection with obtaining regulatory approvals). These restrictions may prevent Praxair and Linde from pursuing otherwise attractive business opportunities or capital structure alternatives and from executing certain business strategies prior to the completion of the business combination. Further, the business combination may give rise to potential liabilities, including those that may result from pending and future shareholder lawsuits relating to the business combination or a post-completion reorganization. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of Linde plc, Praxair and Linde.
Further, certain adverse changes in the business of Linde or Praxair in the period prior to the closing of the business combination may occur that would not result in Praxair, Linde or Linde plc having the right to terminate the business combination agreement, or certain covenants therein. If adverse changes occur but Praxair and Linde are still required to complete the business combination, the market value of Praxair shares, Linde AG shares or Linde plc shares may decrease. If the business combination is not completed, these risks may still materialize and materially adversely affect the business and financial results of Linde plc.
Negative publicity related to the business combination may materially adversely affect Linde plc, Praxair and Linde.
From time to time, political and public sentiment in connection with a business combination may result in a significant amount of adverse press coverage and other adverse public statements affecting the parties to the business combination. Adverse press coverage and public statements, whether or not driven by political or popular sentiment, may also result in legal claims or in investigations by regulators, legislators and law enforcement officials. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceedings, can divert the time and effort of senior management from operating their businesses. Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings could be time-consuming and expensive and, regardless of the factual basis for the assertions being made, could have a negative impact on the reputation of Linde plc, Praxair and Linde, on the morale and performance of their employees and on their relationships with regulators, suppliers and customers. It may also have a negative impact on their ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on Linde plc’s, Praxair’s and Linde’s respective business and cash flows, financial condition and results of operations
Upon completion of the business combination, certain change-of-control rights under material agreements may be triggered.
Praxair and Linde are parties to agreements that contain change-of-control provisions that may be triggered upon completion of the business combination. Upon the triggering of these change-of-control provisions, the counterparties to the agreement may be able to exercise certain rights that have a negative effect on Praxair, Linde or, after the business combination,

Linde plc. For example, the terms of Linde’s approximately €8.5 billion notes outstanding include change of control clauses triggered by a change of control of Linde AG and a resulting below investment grade ratings downgrade of Linde AG’s corporate and debt ratings. In addition, Linde’s €2.5 billion undrawn syndicated credit facility and Praxair’s $2.5 billion credit facility each include a change of control clause relating to a change of control of Linde AG and Praxair, Inc., respectively. If parties to agreements with change-of-control provisions exercise such rights, contracts that are beneficial to Linde or Praxair may be terminated which may have an adverse effect on the business, the cash flows and the financial condition and results of operations of Linde plc, Praxair and Linde.
The business combination triggered a mandatory takeover offer with respect to Linde’s listed local subsidiary in India, and may require such mandatory takeover offers in other jurisdictions.
The completion of the business combination will result in Linde plc acquiring indirect control of Linde’s subsidiaries listed on local stock exchanges. Should relevant conditions under local laws of individual jurisdictions be met and if an exemption is not available or granted under the respective regulations, the business combination may trigger the obligation to make a public offer with respect to the outstanding shares in certain of Linde’s subsidiaries that are publicly listed. To the extent that Linde plc is unable to obtain any applicable exemption, potentially costly and complex takeover procedures may have to be conducted. In addition, the granting of any applicable exemption may depend on the discretion of the competent authority and may also depend on the competent authority’s interpretation of the applicable laws and regulations, including the need for any application for any such exemption. No assurance can be provided that the respective competent authorities will grant the requested exemptions or will confirm that no mandatory takeover offers with respect to any such listed subsidiaries will be required as a result of the transaction, even if such authority may have granted exemptions for similar transactions in the past. Accordingly, the business combination will require such a mandatory takeover offer in India, subject to and following the completion of the business combination, and may require such mandatory takeover offers in other jurisdictions, which would result in additional transaction costs and complexity.
Praxair and Linde have incurred and will continue to incur significant transaction fees and costs in connection with the business combination.
Praxair and Linde expect to continue to incur a number of significant non-recurring implementation and restructuring costs associated with combining the operations of the two companies. In addition, Praxair and Linde will incur significant banking, legal, accounting and other transaction fees and costs related to the business combination. Additional costs substantially in excess of currently anticipated costs may also be incurred in connection with the integration of the businesses of Praxair and Linde.
Any cost savings or other efficiencies related to the integration of the businesses that could offset these transaction- and combination-related costs over time may not be achieved in the near term, or at all. In addition, the timeline in which cost savings are expected to be realized is lengthy and may not be achieved. Failure to realize these synergies and cost reductions and other efficiencies in a timely manner or at all could have a material adverse effect on Linde plc’s, Praxair’s and Linde’s respective businesses and cash flows, financial condition and results of operations.
Linde plc may fail to realize the anticipated strategic and financial benefits sought from the business combination.
Linde plc may not realize all of the anticipated benefits of the business combination. The success of the business combination will depend on, among other things, Linde plc’s ability to combine Praxair’s business with Linde’s business in a manner that facilitates growth and realizes anticipated cost savings. In addition, the actual integration of Praxair and Linde will involve complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, and it may be disruptive to the combined businesses. Linde plc may not realize all of the anticipated benefits of the business combination. Difficulties in the integration of the businesses, which may result in significant costs and delays, include:

•	managing a significantly larger combined group;

•	aligning and executing the strategy of the combined group;

•	integrating and unifying the offerings and services available to customers and coordinating distribution and marketing efforts in geographically separate organizations;

•	coordinating corporate and administrative infrastructures and aligning insurance coverage;

•	coordinating accounting, information technology, communications, administration and other systems;

•	addressing possible differences in corporate cultures and management philosophies;

•	the combined group becoming subject to Irish laws and regulations and legal action in Ireland;

•	coordinating the compliance program and creating uniform financial reporting, information technology and other standards, controls, procedures and policies;

•	the implementation, ultimate impact and outcome of potential post-completion reorganization transactions, which may be delayed or not take effect as a result of litigation or otherwise;

•	unforeseen and unexpected liabilities related to the business combination or Linde plc’s business;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined group;

•	identifying and eliminating redundant and underperforming functions and assets;

•	effecting actions that may be required in connection with obtaining regulatory approvals; and

•	a deterioration of credit ratings.

These and other factors could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue and earnings, which could materially impact Linde plc’s business, financial condition and results of operations. The integration process and other disruptions resulting from the business combination may also adversely affect Linde plc’s relationships with employees, suppliers, customers, distributors, licensors and others with whom Praxair and Linde have business or other dealings, and difficulties in integrating the businesses of Praxair and Linde could harm the reputation of the combined group.
If the combined group is not able to successfully combine the businesses of Praxair and Linde in an efficient, cost-effective and timely manner, the anticipated benefits and cost savings of the business combination may not be realized fully, or at all, or may take longer to realize than expected.
Linde plc intends to implement certain post-closing reorganization transactions with respect to Linde AG. If the effectiveness of such transactions is delayed as a result of litigation or otherwise or does not occur, this may have an adverse effect on the ability to realize synergies and cost reductions and on the market value of Linde plc shares.
Following completion of the business combination, Linde AG will be an indirect subsidiary of Linde plc and, thus, a dependent company within the meaning of Section 17 of the German Stock Corporation Act. The legal framework for this dependency between Linde plc and Linde AG is, subject to other applicable law, set forth in Sections 311 et seq. of the German Stock Corporation Act, which may prevent or impede the realization of synergies and cost reductions absent certain post-closing reorganization transactions, which may include a domination agreement or a cash merger squeeze-out under German law. If the effectiveness of such transactions is delayed as a result of litigation or otherwise or does not occur, Linde plc may be unable to initiate any transactions or measures that are disadvantageous to Linde AG, unless Linde plc provides adequate compensation to Linde AG, which may preclude Linde plc from implementing certain transactions related to the integration of Linde into the combined group, including realizing synergies. The failure to realize synergies may lead to a decline of the market value of Linde plc shares.
Linde plc may experience a loss of customers or may fail to win new customers in certain countries.
Following the completion of the business combination, third parties with whom Praxair or Linde had relationships prior to the announcement of the business combination may terminate or otherwise reduce the scope of their relationship with either party in anticipation or after the completion of the business combination. In addition, the combined group may face difficulties to acquire new customers in certain countries. Any such loss of business or the inability to win new customers could limit the combined group’s ability to achieve the anticipated benefits of the business combination. Such risks could also be exacerbated by a delay in the settlement of the exchange offer and the business combination.
Linde plc may be unable to retain and motivate Praxair and/or Linde personnel successfully.
The success of the business combination will depend, in part, on Linde plc’s ability to retain the talents and dedication of key employees, including key decision-makers, currently employed by Praxair and Linde. Such employees may decide not to remain with Praxair and Linde, as applicable, while the business combination is pending or with the combined group after the business combination is completed. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined group’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Praxair and Linde to hiring suitable replacements, all of which may cause Linde plc’s business to deteriorate. Praxair and Linde may not be able to locate suitable replacements for any key employees who leave either company, or offer employment to potential replacements on reasonable terms. In addition, Linde plc, Praxair and Linde may not be able to motivate certain key employees following the completion of the business combination due to organizational changes, reassignments of responsibilities, the perceived lack of appropriate opportunities for advancement or other reasons. If the combined group fails to successfully retain and motivate the employees of Praxair and/or Linde, relevant capabilities and expertise may be lost which may have an adverse effect on the cash flows and the financial condition and results of operations of Linde plc, Praxair and Linde.

A change in Linde plc’s tax residency could have a negative effect on Linde plc’s future profitability, and may trigger taxes on dividends or exit charges.
Linde plc intends to continue to manage its affairs so that it is centrally managed and controlled in, and effectively managed from, the United Kingdom and therefore has its tax residency only in the United Kingdom. However, we cannot assure you that Linde plc is or will continue to be resident only in the United Kingdom for tax purposes.
Under current Irish legislation, an Irish incorporated company will be considered Irish tax resident except where it is tax resident in a territory with which Ireland has a double tax treaty, under the terms of the double tax treaty. Under current U.K. legislation, a company that is centrally managed and controlled in the United Kingdom is regarded as resident in the United Kingdom for taxation purposes unless it is treated as resident in another jurisdiction pursuant to any appropriate double tax treaty with the United Kingdom. Other jurisdictions may also seek to assert taxing jurisdiction over Linde plc. For example, a company is subject to German taxation on its worldwide income if it has either its registered seat or place of effective management and control in Germany. This is a question of fact and needs to be determined on an overall assessment of the actual circumstances. Where a company is treated as tax resident under the domestic laws of both the United Kingdom and Ireland, article 4(3) of the Double Tax Convention between Ireland and the United Kingdom (the “residence tie-breaker”) currently provides that the company shall be treated as resident only in one of those two jurisdictions if its place of effective management is situated there. A similar situation would exist if Linde plc was treated as a tax resident under the domestic laws of both the United Kingdom and Germany, or of Ireland and Germany.
The Organisation for Economic Co-operation and Development has proposed a number of measures relating to the tax treatment of multinationals, some of which are to be implemented by amending double tax treaties through a multilateral instrument (“MLI”). The MLI has been signed by a number of countries, including Germany, Ireland and the United Kingdom. The MLI allows signatories to opt into or out of certain changes: the effect for a given double tax convention depends on the options chosen by the two contracting states. Ireland and the United Kingdom have indicated they intend to change the residence tie-breaker so that it will depend on a ruling by the “competent authorities” (that is, the tax authorities) of the two contracting states, instead of an objective application of the place of effective management test. Accordingly, if Ireland and the United Kingdom maintain their position and enough countries ratify the MLI, the residence tie-breaker would be amended to depend on a determination by Irish Revenue Commissioners and HM Revenue and Customs. It is not certain when this will take place nor what factors will be taken into account in making the determination, but Linde plc does not expect such a determination to alter its tax residency.
It is possible that in the future, whether as a result of a change in law (including the entry into force of the MLI or a change to the intention of Germany, Ireland or the United Kingdom in relation to the MLI) or the practice of any relevant tax authority or as a result of any change in the conduct of Linde plc’s affairs, Linde plc could become, or be regarded as having become, resident in a jurisdiction other than the United Kingdom. If Linde plc ceases to be resident in the United Kingdom and becomes resident in another jurisdiction, it may be subject to U.K. exit charges, and could become liable for additional tax charges in the other jurisdiction (including, by way of example, dividend withholding taxes or corporate income tax charges). If Linde plc were to be treated as resident in more than one jurisdiction, it could be subject to multiple taxation. If, for example, Linde plc were considered to be a tax resident of Ireland, Linde plc could become liable for Irish corporation tax and any dividends paid by it could be subject to Irish dividend withholding tax. If Linde plc were to be treated as tax resident in Germany, it would become liable for German corporate income tax on its worldwide income and trade tax on its income allocable to its German business, and dividends paid by Linde plc to its shareholders could be subject to German dividend withholding tax, and such tax may not be fully creditable or refundable under a double tax convention or the domestic rules of a shareholder.
The relevant criteria for Linde plc’s treatment as a foreign corporation for U.S. federal tax purposes may not be met, or the IRS may not agree with the conclusion that Linde plc should be treated as such.
Although Linde plc is incorporated in Ireland, the U.S. Internal Revenue Service (the “IRS”) may assert that Linde plc should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Further, changes to Section 7874 of the Code or the U.S. Treasury Regulations promulgated thereunder, or interpretations thereof, could affect Linde plc’s status as a foreign corporation.
For U.S. federal income tax purposes, a corporation is generally considered a U.S. “domestic” corporation (or U.S. tax resident) if it is organized in the United States, and a corporation is generally considered a “foreign” corporation (or non-U.S. tax resident) if it is not a U.S. domestic corporation. Because Linde plc is an entity incorporated in Ireland, it would generally be classified as a foreign corporation (or non-U.S. tax resident) under these rules. However, Code Section 7874 provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. domestic corporation for U.S. federal income tax purposes.
Unless Linde plc has satisfied the substantial business activities exception, as defined in Section 7874 and described in more detail below (the “Substantial Business Activities Exception”), Linde plc would be treated as a U.S. domestic corporation (i.e., as a U.S. tax resident) for U.S. federal income tax purposes under Code Section 7874 if the percentage (by vote or value) of Linde plc shares considered to be held by former holders of Praxair shares after the merger by reason of holding Praxair shares for purposes of Code Section 7874 (the “Section 7874 Percentage”) is 60% or more (if, as expected, the “Third Country Rule” applies; under the Third Country Rule, if (i) there is an acquisition of a domestic company by a foreign acquiring company in which the Section 7874 Percentage is at least 60% (reduced from the general 80% threshold otherwise applicable under Section 7874 of the Code and the U.S. Treasury Regulations promulgated thereunder), and (ii) in a related acquisition, such foreign acquiring company acquires another foreign corporation and the foreign acquiring company is not subject to tax as a resident in the foreign country in which the acquired foreign corporation was subject to tax as a resident prior to the merger, then the foreign acquiring company will be treated as a U.S. domestic corporation for U.S. federal income tax purposes). In order for Linde plc to satisfy the Substantial Business Activities Exception, at least 25% of the employees (by headcount and compensation), real and tangible assets and gross income of the Linde plc expanded affiliated group must be based, located and derived, respectively, in the country in which Linde plc is a tax resident after the merger. The Substantial Business Activities Exception is not expected to be satisfied.
The Section 7874 Percentage is currently expected to be less than 60%. However, the calculation of the Section 7874 Percentage is complex, is calculated based on the facts as of the effective time of the merger, is subject to detailed regulations (the application of which is uncertain in various respects and would be impacted by changes in such regulations) and is subject to factual uncertainties (including fluctuations in the value of Praxair shares, and therefore in the value of Linde plc shares, as of the effective time of the merger). As a result, the IRS could assert that the Section 7874 Percentage is greater than or equal to 60% and that Linde plc therefore is treated for U.S. federal income tax purposes as a U.S. domestic corporation (i.e., as a U.S. tax resident). If the IRS successfully challenges Linde plc’s status as a foreign corporation, significant adverse tax consequences would result for Linde plc, the combined group and for certain of Linde plc’s stockholders.
Linde plc is not currently expected to be treated as a domestic corporation, but it is possible that changes in U.S. federal income tax law could alter that result.
Transfers of Linde plc ordinary shares may be subject to Irish stamp duty.
For the majority of transfers of Linde plc shares, there will not be any Irish stamp duty. However, Irish stamp duty will become payable in respect of certain share transfers occurring after completion of the business combination. A transfer of Linde plc shares from a seller who holds shares beneficially (i.e. through DTC or Clearstream) to a buyer who holds the acquired shares beneficially will not be subject to Irish stamp duty (unless the transfer involves a change in the nominee that is the record holder of the transferred shares). A transfer of Linde plc shares by a seller who holds shares directly (i.e. not through DTC or Clearstream) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC/Clearstream (or vice versa) without giving rise to Irish stamp duty provided that the shareholder has confirmed to Linde plc’s transfer agent that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and the transfer is not in contemplation of a sale of the shares.
Because of the potential Irish stamp duty on transfers of Linde plc shares, directly registered Praxair shareholders may face disadvantages if they do not open broker accounts and do not transfer their shares into such accounts as soon as possible, and in any event prior to completion of the business combination. Any person who wishes to acquire Linde plc shares after completion of the business combination may face disadvantages if they do not acquire such shares through DTC or Clearstream.
Changes in tax laws and policy could adversely impact Linde plc's financial position or results of operations.
Linde plc, Praxair and Linde are subject to the tax rules and regulations in the U.S., Germany, Ireland, the U.K. and other countries in which Linde plc, Praxair and Linde and their affiliates operate. Such tax rules and regulations are subject to change on a prospective or retroactive basis. Under current economic and political conditions, including the referendum in June 2016 in the U.K. in which voters approved an exit from the EU and the ongoing exit process, tax rates and policies in any jurisdiction, including the U.S., the U.K. and EU, are subject to significant change. In particular, since Linde plc is expected to be treated as U.K. tax resident, any potential changes in the tax rules applying to U.K. tax-resident companies would directly affect Linde plc.
When tax rules change, this may result in a higher tax expense and the need to make higher tax payments. In addition, changes in tax legislation may have a significant impact on Linde plc’s, Praxair’s and Linde’s tax receivables and tax liabilities as well as on their deferred tax assets and deferred tax liabilities. Moreover, uncertainty about the tax environment in some regions may restrict Linde plc’s, Praxair’s or Linde’s opportunities to enforce their respective rights under the law. Companies in the combined group will also operate in countries with complex tax regulations which could be interpreted in different ways. Interpretations of these regulations or changes in the tax system might have an adverse impact on the tax liabilities, profitability and business operations of Praxair, Linde or the combined group. Linde plc, Praxair, Inc. and Linde AG and their respective subsidiaries are subject to periodic audits by the tax authorities in various jurisdictions or other review actions by the relevant financial or tax authorities. The ultimate tax outcome may differ from the amounts recorded in Linde plc’s, Praxair’s and Linde’s financial statements and may materially affect their respective financial results for the period when such determination is made.
In the current environment, the U.S. Congress, the European Union, the Organisation for Economic Co-operation and Development and other government agencies in jurisdictions where Linde plc and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One area of focus has been “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. However, the prospect of any reform with respect to these issues remains highly uncertain. Any such changes, among other possible changes in applicable tax rules and regulations, could affect the treatment of Linde plc, Praxair, Linde, or their respective affiliates or shareholders significantly. Additionally, on December 22, 2017, tax reform legislation was enacted in the United States. This legislation made significant changes to the U.S. Internal Revenue Code that are are highly complex and unclear and there is limited guidance regarding their application. The overall impact of this legislation also depends on the future interpretations and regulations that may be issued by U.S. tax authorities.
There has been no prior public market for Linde plc shares, and the market price of Linde plc shares may be volatile.
Linde plc will list the Linde plc shares on the NYSE and the Frankfurt Stock Exchange. It is not expected, but cannot be entirely excluded that an active public market for Linde plc shares may not develop or be sustained after the completion of the business combination. Linde plc cannot predict the extent to which a trading market will develop or how liquid that market might become.
The market price of Linde plc shares may be volatile. Broad general economic, political, market and industry factors may adversely affect the market price of Linde plc shares, regardless of Linde plc’s actual operating performance. Factors that could cause fluctuations in the price of Linde plc shares may include, among other things:

•	actual or anticipated variations in operating results and the results of competitors;

•	changes in financial estimates by Linde plc or by any securities analysts that might cover Linde plc shares;

•	conditions or trends in the industry, including regulatory changes;

•	announcements by Linde plc or its competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of Linde plc’s operations or lawsuits filed against it;

•	additions or departures of key personnel; and

•	issues or sales of Linde plc shares, including sales of shares by its directors and officers or its strategic investors.

Shareholders of Linde plc may lose parts of or their entire investment, if the market price of Linde plc shares falls due to one or several of the described factors.
Any dividend paid in respect of Linde plc shares is subject to a number of factors, including the distributions of earnings to Linde plc by its subsidiaries, the financial condition and results of operations of the combined group, as well as the distributable reserves of Linde plc.
Although Linde plc currently expects to pay dividends, any dividend paid or changes to dividend policy are within the discretion of the board of directors and will depend upon many factors, including distributions of earnings to Linde plc by its subsidiaries, the financial condition and results of operations of the combined group, legal requirements, including limitations imposed by Irish law, terms of any outstanding shares of preferred stock, restrictions in any debt agreements that limit its ability to pay dividends to shareholders, restrictions in any series of preferred stock and other factors the board of directors deems relevant. As a holding company, Linde plc will conduct substantially all of its operations through its subsidiaries, such entities will generate substantially all of its operating income and cash flow, and Linde plc’s ability to pay dividends is limited under Irish law to the extent it has distributable reserves. Distributable reserves means the accumulated realized profits so far as not previously utilized by distribution or capitalization, less accumulated realized losses so far as not previously written off in a reduction or a reorganization of capital duly made. In addition, no distribution or dividend may be made if, at that time, the net assets of Linde plc are not, or would not be after giving effect to such distribution or dividend, equal to, or in excess of, the aggregate of Linde plc’s called-up share capital plus undistributable reserves. Linde plc’s ability to pay dividends in the future is affected by a number of factors, principally on its ability to receive sufficient dividends from its subsidiaries. The ability of such entities to make dividend payments to Linde plc depends largely on their financial condition and ability to generate profits. In addition, because Linde plc’s subsidiaries are separate and distinct legal entities, they will have no obligation to pay any dividends or to lend or advance to Linde plc funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions, other shareholders or the applicable laws and regulations of the various countries in which they operate. Additionally, claims of the creditors of Linde plc’s subsidiaries have priority over any claims that Linde plc may have with respect to the assets of its subsidiaries. Further, the ability of Linde plc to direct dividend payments from Linde AG may be limited subject to Linde AG becoming a wholly-owned indirect subsidiary of Linde plc for which there can be no assurance. Any delay in implementing the post-completion reorganization could adversely impact the payment of dividends from Linde AG to Linde plc.
Linde plc will not have distributable reserves immediately following completion of the business combination. Until such time as Linde plc creates distributable reserves through dividends from its subsidiaries, the creation of distributable reserves of Linde plc (by reducing its share premium) requires the approval of the Irish High Court and, in connection with seeking such court approval, the approval of Praxair shareholders on a non-binding advisory basis was obtained at the special meeting of shareholders of Praxair, Inc. and approval on a non-binding advisory basis is provided by the Linde AG shareholders as part of the offer acceptance to allow for the creation of distributable reserves of Linde plc. Linde plc is not aware of any reason why the Irish High Court would not approve the creation of distributable reserves, however, the issuance of the required order is a matter for the discretion of the Irish High Court. In the event that distributable reserves of Linde plc are not created in this way, distributions by way of dividends, share repurchases or otherwise will generally not be permitted under Irish law until such time as the group has created sufficient distributable reserves in the audited statutory financial statements of Linde plc as a result of its business activities.
The rights of the shareholders of Linde plc and the responsibilities of members of Linde plc's board of directors will be governed by Irish law and the Linde plc constitution, which will differ in some respects from the rights and responsibilities of shareholders under Delaware or German law and the current organizational documents of Praxair, Inc. and Linde AG.
Following the completion of the business combination, Linde plc’s corporate affairs will be governed by the Linde plc constitution and the laws governing companies incorporated in Ireland. The rights of Linde plc shareholders and the responsibilities of members of the Linde plc board of directors under the laws of Ireland will differ from the rights of shareholders and the responsibilities of a company’s board of directors under the laws of Delaware and the supervisory board and executive board of a company under German law.
Irish law significantly limits the circumstances under which shareholders in Irish companies may bring derivative actions and does not afford appraisal rights to dissenting shareholders in the form available under certain circumstances to shareholders of a U.S. company.
Praxair shareholders and Linde AG shareholders will have a reduced ownership and voting interest after the business combination and will exercise less influence over management of the combined group.
After the completion of the business combination, Praxair shareholders and Linde AG shareholders will own a smaller percentage of Linde plc than they currently own of Praxair, Inc. and Linde AG, respectively, because ownership in Linde plc shares will be allocated between Praxair and Linde AG shareholders in accordance with the exchange ratios set forth in the business combination agreement. Consequently, Praxair shareholders, as a group, will have reduced ownership and voting power in the combined group compared to their current ownership and voting power in Praxair, Inc., and Linde AG shareholders, as a group, will have reduced ownership and voting power in the combined group compared to their current ownership and voting power in Linde AG and each, as a group, could exercise less influence over the management and policies of the combined group than they currently have over the management and policies of Praxair and Linde, respectively.

Linde plc shareholders could be diluted in the future if Linde plc increases its issued share capital because of the dis-application of statutory preemption rights. In addition, shareholders in certain jurisdictions, including the United States, may not be able to exercise their pre-emption rights even if those rights have not been dis-applied.
As a matter of Irish law, holders of Linde plc shares will have a pre-emption right with respect to any issuance of Linde plc shares for cash consideration or the granting of rights to subscribe for Linde plc shares for cash consideration, unless such pre-emption right is dis-applied, in whole or in part, either in the Linde plc constitution or by resolution of the shareholders of Linde plc at a general meeting of shareholders or otherwise. It is intended that the Linde plc constitution that will be in effect upon the completion of the business combination will dis-apply the statutory pre-emption rights to the maximum extent permitted by Irish law, i.e., the Linde plc board of directors will be permitted to issue up to all of Linde plc’s authorized but unissued share capital on a non pre-emptive basis for cash consideration at any stage during the period of five years after the date of completion of the business combination. Accordingly, the board of directors will have discretion to issue up to all of Linde plc’s authorized but unissued share capital for cash consideration without regard to pre-emption rights for a period of five years from the date of completion of the business combination. In addition, even if the dis-application of pre-emption rights contained in the Linde plc constitution expires (and is not renewed by shareholders at general meeting) or is terminated by the shareholders of Linde plc in a general meeting, due to laws and regulations in certain jurisdictions outside Ireland, shareholders in such jurisdictions may not be able to exercise their pre-emption rights unless Linde plc takes action to register or otherwise qualify the rights offering under the laws of that jurisdiction. For example, in the United States, U.S. holders of Linde plc shares may not be able to exercise pre-emption rights unless a registration statement under the Securities Act is declared effective with respect to the Linde plc shares issuable upon exercise of such rights or an exemption from the U.S. registration requirements is available. If shareholders in such jurisdictions are unable to exercise their pre-emption rights, their ownership interest in Linde plc would be diluted. Any future issuance of Linde plc shares or debt instruments convertible into Linde plc shares where pre-emption rights of Linde plc shareholders are not available or are excluded would result in the dilution of existing Linde plc shareholders and reduce the earnings per Linde plc share, which could have a material adverse effect on the price of Linde plc shares.
U.S. civil liabilities may not be enforceable against Linde plc.
Linde plc is organized under the laws of Ireland and substantial portions of its assets will be located outside of the United States. In addition, certain members of the board of directors of Linde plc (the “Linde plc board of directors”) reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon Linde plc or such other persons, or to enforce outside the United States judgments obtained against such persons in U.S. courts in any action, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts in jurisdictions located outside the United States, rights predicated upon the U.S. federal securities laws.
A judgment for the payment of money rendered by a court in the United States would not be automatically enforceable in Ireland. There is no treaty between Ireland and the United States providing for the reciprocal enforcement of foreign judgments. The following requirements must be met before the foreign judgment will be deemed to be enforceable in Ireland:

(i)	the judgment must be for a definite sum;

(ii)	the judgment must be final and conclusive; and

(iii)	the judgment must be provided by a court of competent jurisdiction.
An Irish court will also exercise its right to refuse judgment if the foreign judgment (a) was obtained by fraud; (b) violated Irish public policy; (c) is in breach of natural justice; or (d) if the judgment is irreconcilable with an earlier foreign judgment.
Based on the foregoing, there can be no assurance that U.S. investors will be able to enforce against Linde plc, any member of its board of directors, the Linde AG supervisory board or executive board, or the Praxair, Inc. board of directors, or any officer of such companies, or any expert named herein who is a resident of a country other than the United States, any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.
In addition, there is doubt as to whether an Irish court would accept jurisdiction and impose civil liability on Linde plc, any member of its board of directors, or any officer who is a resident of a country other than the United States, in an original action predicated solely upon the U.S. federal securities laws brought in a court of competent jurisdiction in Ireland against Linde plc or such director or officer, respectively.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Linde plc neither rents nor owns any properties. Linde plc uses the office space of Linde located at The Priestley Centre, 10 Priestley Road, Surrey Research Park, Guildford, Surrey GU2 7XY United Kingdom at no cost.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no public trading market for the Company's securities. In connection with the completion of the business combination, Linde plc will apply to list and admit to trading its ordinary shares on the New York Stock Exchange and the Frankfurt Stock Exchange and will seek inclusion in the S&P 500 and DAX 30 indices.

Holders

As of December 31, 2017, Enceladus Holding Limited ("Enceladus") and Cumberland Corporate Services Limited ("Cumberland") are the only shareholders of Linde plc, each holding 12,500 A ordinary shares of €1.00 each in the capital of Linde plc.

Enceladus is wholly owned by Praxair’s Irish legal counsel. It was established as a corporate services provider to facilitate transactions undertaken by clients of Praxair’s Irish legal counsel and it is managed by its board of directors.

Cumberland is wholly owned by Linde’s Irish legal counsel. It was established as a corporate services provider to facilitate transactions undertaken by clients of Linde’s Irish legal counsel and it is managed by its board of directors.

Dividends

Linde plc has not paid any dividends to date.

General Provisions Relating to Profit Allocation and Dividend Payments under Irish Law

Under Irish law, Linde plc may only pay dividends, make distributions and also generally repurchase or redeem shares from its distributable reserves, which are, generally, its accumulated realized profits so far as not previously utilized by distribution or capitalization, less its accumulated realized losses so far as not previously written off in a reduction or reorganization of capital duly made. In addition, no distribution or dividend may be made if the net assets of Linde plc are not, or if making such distribution or dividend will cause the net assets of Linde plc to not be, equal to, or in excess of, the aggregate of Linde plc’s called-up share capital plus undistributable reserves. Undistributable reserves include Linde plc’s undenominated capital and the amount by which Linde plc’s accumulated unrealized profits exceeds its accumulated unrealized losses.

The determination as to whether or not Linde plc has sufficient distributable reserves to fund a dividend must be made by reference to Linde plc’s most recent unconsolidated annual audited financial statements or other financial statements properly prepared in accordance with the Companies Act 2014 (as amended) (Ireland). The relevant financial statements must be filed in the Companies Registration Office (the official public registry for companies in Ireland).

Immediately following the business combination, the unconsolidated balance sheet of Linde plc will not contain any distributable reserves, and “shareholders’ equity” in such balance sheet will be comprised entirely of (i) “share capital” (equal to the aggregate nominal value of the Linde plc shares issued pursuant to the business combination), (ii) “share premium” (resulting from the issuance of Linde plc shares as part of the merger which will be equal to the aggregate market value of Praxair less the nominal value of the share capital issued to Praxair shareholders), (iii) the “merger reserve” (resulting from the issuance of Linde plc shares in connection with the German exchange offer which will be equal to the aggregate market value of Linde AG shares owned by Linde plc on completion of the business combination, less the share capital issued to Linde shareholders) and (iv) incorporation "share premium" (resulting from the share premium paid in by Enceladus and Cumberland in respect of the 25,000 ordinary shares of €1.00 each in the capital of Linde plc issued on incorporation which is equal to the aggregate sum of €25,000 ($26,827)).

Dividend Policy

The dividend policy for the combined group will be determined following completion of the business combination. The Linde plc constitution authorizes the directors to declare dividends out of funds lawfully available without shareholder approval. The board of directors may also recommend a dividend to be approved and declared by the Linde plc shareholders at a general meeting. Any dividend paid or changes to dividend policy are within the discretion of the board of directors and will depend upon many factors, including distributions of earnings to Linde plc by its subsidiaries, the financial condition and results of operations of the combined group, legal requirements, including limitations imposed by Irish law, terms of any outstanding shares of preferred stock, restrictions in any debt agreements that limit its ability to pay dividends to shareholders, restrictions in any series of preferred stock and other factors the board of directors deems relevant. Linde plc currently expects to pay dividends subject to its ability to do so.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plan

None.

Item 6. Selected Financial Data

The information set forth below is a summary that should be read together with the consolidated financial statements of Linde plc and the related notes thereto, included in Item 8 to this Form 10-K. To date, Linde plc has not conducted any material activities other than those incidental to its formation and the matters contemplated by the business combination agreement.

From the Consolidated Statement of Income - in USD	April 18, 2017 - December 31, 2017
Other expenses	$1,882,646
Operating loss	(1,882,646)
Net finance costs	—
Loss before tax	(1,882,646)
Income tax	—
Net income (loss) for the period	(1,882,646)
Other comprehensive income
Other comprehensive income (loss) for the period, net of tax	(42,828)
Total comprehensive loss for the period	$(1,925,474)

Net income (loss) per share - basic and diluted	$(75.31)
Weighted average shares outstanding - basic and diluted	25,000

From the Consolidated Balance Sheet - in USD	December 31, 2017	Opening Balance April 18, 2017
ASSETS
CURRENT ASSETS
Cash at banks	$84,862	$—
Other assets	9,129,562	—
NON-CURRENT ASSETS	—	—
TOTAL ASSETS	$9,214,424	$—

SHAREHOLDER'S EQUITY AND LIABILITIES
CURRENT LIABILITIES
Accrued liabilities	$1,644,799	$—
Related party debt (Note 7)	9,501,470	—
NON CURRENT LIABILITIES	—	—
CAPITAL AND RESERVES
Share Capital (A ordinary shares of €1.00 each, authorized and issued shares - 25,000 shares)	26,827	26,827
Additional paid-in capital	26,827	26,827
Accumulated other comprehensive income	(42,828)	—
Receivable from shareholders	(60,025)	(53,654)
Retained earnings (losses)	(1,882,646)	—
TOTAL SHAREHOLDER'S EQUITY	(1,931,845)	—
EQUITY AND LIABILITIES	$9,214,424	$—

From the Consolidated Statement of Cash Flows - in USD	April 18, 2017 - December 31, 2017
OPERATIONS
Net income (loss)	$(1,882,646)
Working capital:
Accrued liabilities	1,847,848
Net cash provided by (used for) operating activities	(34,798)

INVESTING
Net cash used for investing activities	—

FINANCING
Related party debt	118,140
Net cash provided by (used for) financing	118,140

Effect of exchange rate changes on cash	1,520

Cash and cash equivalents, beginning-of-period	—

Cash and cash equivalents, end-of-period	$84,862

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below is a summary that should be read together with the consolidated financial statements of Linde plc and the related notes thereto, included in Item 8 to this Form 10-K.

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
On July 24, 2017 Linde plc entered into a cash management agreement with Praxair International Finance UC to finance the Company´s working capital obligations. The total available amount under the facility is €30,000,000. The cash management agreement is Euro denominated and has a variable interest rate of one month EUR LIBOR plus a 0% spread. The cash management agreement terminates on the earlier of the termination date of the business combination agreement or the business day immediately following the closing date of the business combination. As of December 31, 2017, $9,501,470 was outstanding under this facility primarily related to SEC registration fees paid by Praxair International Finance UC on behalf of Linde plc.
In addition, Linde plc has incurred expenses of $1,882,646 for the period from inception to December 31, 2017, primarily related to accounting and advisory services incurred in connection with the business combination.
As of December 31, 2017, Linde plc did not have any off-balance sheet arrangements. In addition, as of December 31, 2017, Linde plc did not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.
Forward-looking Statements
Certain statements and assumptions in this document contain or are based on “forward-looking” information. Forward-looking statements are based on Linde plc’s beliefs and assumptions on the basis of factors currently known to them. These forward-looking statements include terms and phrases such as: “anticipate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. These forward-looking statements include statements regarding benefits of the proposed business combination, integration plans and expected synergies and cost reductions, anticipated future growth, financial and operating performance and results. Forward-looking statements involve significant risks and uncertainties that may cause actual results to be materially different from the results predicted or expected. No assurance can be given that these forward-looking statements will prove accurate and correct, or that projected or anticipated future results will be achieved. All forward-looking statements included in this document are based upon information available to Linde plc on the date hereof, and Linde plc disclaims and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Linde plc has described. All such factors are difficult to predict and beyond Linde plc’s control. These factors include:

•
failure to obtain applicable governmental or regulatory approvals in a timely manner or otherwise, or being required to accept conditions, including divestitures, that could reduce the anticipated benefits of the proposed business combination as a condition to obtaining regulatory approvals;

•	the ability to implement the business combination and to satisfy applicable closing conditions;

•
the ability to integrate the operations of Praxair and Linde, the ultimate outcome of Linde plc’s commercial and operating strategy following completion of the business combination, including the ultimate ability to realize synergies and cost reductions;

•	operating costs, customer loss or business disruption being greater than expected in anticipation of, or, if consummated, following, the business combination;

•	the effects of a combination of Praxair and Linde, including Linde plc’s future financial position, operating results, strategy and plans;

•	Linde plc’s ability to maintain effective internal controls;

•
unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments, including in connection with a potential post-completion reorganization with respect to Linde AG;

•	potential security violations to Linde plc's information technology systems;

•	the investment performance of Praxair’s and/or Linde’s pension plan assets, which could require Praxair and/or Linde to increase their pension contributions;

•
changes in legislation or governmental regulations affecting Linde plc; international, national or local economic, social or political conditions or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws that could adversely affect Linde plc, Praxair and Linde or their clients; and

•	other factors discussed elsewhere in this document and in the section "Risk Factors" included in Item 1A. of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

During the period covered by this report, Linde plc did not conduct any material activities and therefore did not incur any significant interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market risks.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of Linde plc:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Linde plc and its subsidiaries as of December 31, 2017 and April 18, 2017, and the related consolidated statement of income and comprehensive income, cash flows and equity for the period from April 18, 2017 to December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and April 18, 2017, and the results of their operations and their cash flows for the period from April 18, 2017 to December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Stamford, CT
March 23, 2018

We have served as the Company's auditor since 2017.

LINDE PLC (Formerly known as Zamalight plc) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In USD)

	December 31, 2017	Opening Balance April 18, 2017
ASSETS
CURRENT ASSETS
Cash at banks	$84,862	$—
Other assets	9,129,562	—
NON-CURRENT ASSETS	—	—
TOTAL ASSETS	$9,214,424	$—

SHAREHOLDER'S EQUITY AND LIABILITIES
CURRENT LIABILITIES
Accrued liabilities	$1,644,799	$—
Related party debt (Note 7)	9,501,470	—
NON CURRENT LIABILITIES	—	—

Commitments and contingencies (Note 9)

CAPITAL AND RESERVES
Share Capital (A ordinary shares of €1.00 each, authorized and issued shares - 25,000 shares)	26,827	26,827
Additional paid-in capital	26,827	26,827
Accumulated other comprehensive income	(42,828)	—
Receivable from shareholders	(60,025)	(53,654)
Retained earnings (losses)	(1,882,646)	—
TOTAL SHAREHOLDER'S EQUITY	(1,931,845)	—
EQUITY AND LIABILITIES	$9,214,424	$—
The accompanying notes are an integral part of these financial statements.

LINDE PLC (Formerly known as Zamalight plc) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(In USD)

April 18, 2017 - December 31, 2017
Other expenses	$1,882,646
Operating loss	(1,882,646)
Net finance costs	—
Loss before tax	(1,882,646)
Income tax	—
Net income (loss) for the period	(1,882,646)
Other comprehensive income
Other comprehensive income (loss) for the period, net of tax	(42,828)
Total comprehensive loss for the period	$(1,925,474)

Net income (loss) per share - basic and diluted	$(75.31)
Weighted average shares outstanding - basic and diluted	25,000
The accompanying notes are an integral part of these financial statements.

LINDE PLC (Formerly known as Zamalight plc) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In USD)

April 18, 2017 - December 31, 2017
OPERATIONS
Net income (loss)	$(1,882,646)
Working capital:
Accrued liabilities	1,847,848
Net cash provided by (used for) operating activities	(34,798)

INVESTING
Net cash used for investing activities	—

FINANCING
Related party debt	118,140
Net cash provided by (used for) financing	118,140

Effect of exchange rate changes on cash	1,520

Cash and cash equivalents, beginning-of-period	—

Cash and cash equivalents, end-of-period	$84,862

The accompanying notes are an integral part of these financial statements.

LINDE PLC (Formerly known as Zamalight plc) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In USD)

	Share capital	Additional Paid in Capital	Accumulated other comprehensive income	Accumulated deficit	Receivables from shareholders	Total equity

Issue of share capital on incorporation - April 18, 2017	$26,827	$26,827	$—	$—	$(53,654)	$—
Loss for the period	—	—	—	(1,882,646)	—	(1,882,646)
Total comprehensive loss for the period - currency translation	—	—	(42,828)	—	(6,371)	(49,199)
December 31, 2017	26,827	26,827	(42,828)	(1,882,646)	(60,025)	(1,931,845)
The accompanying notes are an integral part of these financial statements.

1. Organization and Basis of Presentation
Linde plc, formerly known as Zamalight plc ("Linde plc" or the “Company”), was incorporated as a public limited company under the laws of Ireland on April 18, 2017, by Enceladus Holding Limited ("Enceladus") and Cumberland Corporate Services Limited ("Cumberland"), with an issued share capital of €25,000 ($26,827), comprised of 25,000 A ordinary shares with a nominal value of €1.00 each, and additional paid in capital of €25,000 ($26,827). The A ordinary shares of €1.00 each were initially issued on Linde plc’s incorporation as ordinary shares. These shares were subsequently re-designated as A ordinary shares on July 25, 2017. Zamalight plc was renamed "Linde plc" on July 20, 2017.
The Company is registered in Ireland under the registration number 602527 and with its registered office located at Ten Earlsfort Terrace, Dublin 2, D02 T380 Ireland and principal executive offices at The Priestley Centre, 10 Priestley Road, The Surrey Research Park, Guildford, Surrey GU2 7XY, United Kingdom. The Company was formed on April 18, 2017; accordingly, the financial statements as of that date only comprise the balance sheet (“opening balance sheet”). The Company’s fiscal year ends on December 31, 2017.
The Company was formed in accordance with the requirements of the business combination agreement, dated as of June 1, 2017, as amended (the "business combination agreement"), pursuant to which, among other things, Praxair, Inc., a Delaware corporation (together with its subsidiaries, “Praxair”) and Linde AG, a German stock corporation (together with its subsidiaries, “Linde”) agreed to combine their respective businesses through an all-stock transaction, and become subsidiaries of the Company.

In connection with the proposed business combination, Linde plc filed a Registration Statement on Form S-4 (the "registration statement") which was declared effective by the U. S. Securities and Exchange Commission ("SEC") on August 14, 2017. Linde plc has also filed an offer document with the German Federal Financial Supervisory Authority (Bundesanstalt fuer Finanzdienstleistungsaufsicht) (“BaFin”) which was approved for publication by BaFin on August 14, 2017 and published by Linde plc on August 15, 2017 (the "offer document"). Pursuant to the offer document, Linde plc made an offer to exchange each issued and outstanding no-par value bearer share of Linde AG for 1.540 ordinary shares of Linde plc (the “exchange offer”). In addition, Zamalight Subco, Inc., an indirect wholly-owned Delaware subsidiary of Linde plc, will merge with and into Praxair, Inc., with Praxair, Inc. surviving the merger (the “merger”, and together with the exchange offer, the “business combination” ). In the merger, each share of Praxair, Inc. common stock will be converted into the right to receive one Linde plc ordinary share. Praxair, Inc.’s stockholders approved the merger at Praxair, Inc.’s special meeting held on September 27, 2017 and on November 24, 2017, the tender period for the exchange offer expired with approximately 92% of all Linde AG shares entitled to voting rights being tendered. The parties currently expect the business combination to be completed in the second half of 2018. Upon completion of the business combination, Linde plc will apply to list its ordinary shares on the New York Stock Exchange and the Frankfurt Stock Exchange, and will seek inclusion in the S&P 500 and DAX 30 indices.

Completion of the business combination remains subject to approval by requisite governmental regulators and authorities, including approvals under applicable competition laws.

The business combination agreement, or certain covenants contained therein, may be terminated for, or may terminate as a result of, certain reasons, including, among others, (a) the mutual consent of Praxair, Inc. and Linde AG to termination, (b) a permanent injunction or order by any governmental entity in Ireland, the United Kingdom, Germany or the United States that prohibits or makes illegal the completion of the Business Combination, (c) the occurrence of a change, event, occurrence or effect that has had or is reasonably expected to have a “material adverse change” (as defined in the business combination agreement) on Linde AG or Praxair, Inc. or (d) the failure to obtain approval by requisite governmental regulators and authorities described in the preceding paragraph.

To date, the Company has not conducted any material activities other than those incidental to its formation and the matters contemplated by the business combination agreement such as the incurrence of SEC registration fees and other transaction-related costs (see Note 3 - Subsidiaries). For additional information related to the business combination agreement, please refer to the registration statement.

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

•
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income – In February 2018, the FASB issued updated guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This new guidance will be effective beginning in the first quarter 2019 on a retrospective basis, with early adoption optional.

2. Accounting Policies
Basis of Preparation
The financial statements present the consolidated results and financial position of the Company and its subsidiaries for the period from incorporation being April 18, 2017 to December 31, 2017.
Going Concern
The financial statements have been prepared on a going concern basis, taking account of the facilities available under the cash management agreement (see Note 7).
Currency
Items included in these consolidated financial statements are measured using the currency of the primary economic environment in which the entity operates (‘the functional currency’). The financial information is presented in U.S. Dollars ("USD"). The US Dollar/Euro exchange rate at April 18, 2017 was 0.9319 and at December 31, 2017 was 0.8330.
Consolidation and Subsidiaries
Subsidiaries are all entities over which the Company and its group has control. The group controls an entity when the group is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power to direct the activities of the entity. Subsidiaries are fully consolidated from the date on which control is transferred to the group. They are deconsolidated from the date that control ceases.
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
Other Provisions
The Company accrues liabilities for non-income tax contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. If new information becomes available or losses are sustained in excess of recorded amounts, adjustments are charged against income at that time. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the Company’s balance sheet or liquidity.
Share Capital
According to article 3 of Linde plc's Articles of Association, the authorized share capital of the Company is €1,775,000 divided into 1,750,000,000 ordinary shares of €0.001 each and 25,000 A ordinary shares of €1.00 each.
As of the opening balance sheet date and as of December 31, 2017, 25,000 A ordinary shares had been issued and 12,500 shares were held by Enceladus which is wholly owned by Praxair, Inc.’s Irish legal counsel Arthur Cox, and 12,500 shares were held by Cumberland which is wholly owned by Linde AG´s Irish legal counsel William Fry, the Company’s shareholders. Furthermore, an additional €25,000 ($26,827) was committed to be paid by the two shareholders.

A ordinary shares are classified as equity. Incremental costs directly attributable to the issue of new shares are capitalized and upon the closing of the associated equity transaction are reclassified to equity as a deduction, net of tax, from the proceeds.
As of December 31, 2017, the Company was not subject to any capital requirements.
Income Taxes
The income tax expense or credit for the period is the tax payable on the current period’s taxable income based on the applicable income tax rate for each jurisdiction adjusted by changes in deferred tax assets and liabilities attributable to temporary differences and to unused tax losses.
Deferred tax assets are recognized only if it is probable that future taxable amounts will be available to utilize those temporary differences and losses. No deferred tax has been recognized as at December 31, 2017, as the Company has recently been incorporated and therefore does not have any history of income.
3. Subsidiaries
The principal subsidiaries of the Company, all of which have been included in these consolidated financial statements, are as follows:

Name	Country of Incorporation and Principal Place of Business	Proportion of Ownership Interest at
		December 31, 2017	April 18, 2017
Zamalight Holdco LLC	USA	100%	—%
Zamalight Subco, Inc.	USA	100%	—%
Linde Holding GmbH	Germany	100%	—%
Linde Intermediate Holding AG	Germany	100%	—%

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
4. Receivables from Shareholders
This relates to a receivable from the two shareholders and comprises two checks of €25,000 each which are being held on behalf of the Company by Praxair, Inc.’s Irish legal counsel. Due to the short-term nature of the current receivables, their carrying amount is considered to be the same as their fair value.
5. Other Assets
Other assets at December 31, 2017 of $9,129,562 relate to the costs to issue equity securities (SEC registration fee). When the business combination is completed, these costs will be reclassified to additional paid-in capital. In case the business combination is not completed, these costs will be expensed and reimbursed to Linde plc by Praxair, Inc. and Linde AG.

6. Accrued Liabilities
Accrued liabilities at December 31, 2017 for the amount of $1,644,799 consist of expenses incurred in connection with the business combination and mainly relate to fees for accounting and advisory services.
7. Related Parties
Related parties are the members of the executive bodies of the Company and those companies as described in Note 1.
On July 24, 2017 the Company entered into a cash management agreement with Praxair International Finance UC to finance the Company´s working capital obligations. The total available amount under the facility is €30,000,000. The cash management agreement is Euro denominated and has a variable interest rate of one month EUR LIBOR plus a 0% spread. The cash management agreement terminates on the earlier of the termination date of the business combination agreement or the business day immediately following the closing date of the business combination.
At December 31, 2017, $9,501,470 was outstanding under this facility as follows:

December 31, 2017

SEC registration fee*	$9,129,562
Incorporation of Linde Intermediate Holding AG	60,025
Incorporation of Linde Holding GmbH	60,025
BaFin registration fee*	120,050
All other*	131,808
$9,501,470
* Paid directly to the SEC, BaFin and other vendors by Praxair International Finance UC on behalf of Linde plc and treated as a non-cash transaction in the Consolidated Statement of Cash Flows.
8. Loss per share

April 18, 2017 to December 31, 2017
Net income (loss) from continuing operations attributable to the owners of the company	$(1,882,646)
Weighted average shares outstanding	25,000
Net income (loss) per share - basic and diluted	$(75.31)

9. Commitments and Contingencies
There are no pending legal proceedings or claims against the Company.

10. Quarterly Data (Unaudited)

2017	April 18, 2017 - June 30, 2017	Q3	Q4	April 18, 2017 - December 31, 2017
Other expenses	$462,640	$290,825	$1,129,181	$1,882,646
Operating loss	(462,640)	(290,825)	(1,129,181)	(1,882,646)
Net finance costs	—	—	—	—
Loss before tax	(462,640)	(290,825)	(1,129,181)	(1,882,646)
Income tax	—	—	—	—
Net income (loss) for the period	(462,640)	(290,825)	(1,129,181)	(1,882,646)

Net income (loss) per share - basic and diluted	$(18.51)	$(11.63)	$(45.17)	$(75.31)
Weighted average shares outstanding - basic and diluted	25,000	25,000	25,000	25,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of Linde plc’s disclosure controls and procedures, which was made under the supervision and with the participation of management, including Linde plc’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer has concluded that, as of the end of the quarterly period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Linde plc in reports that it files under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to management, including Linde plc’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in Linde plc’s internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Linde plc’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Linde plc's independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Corporate Governance Structure of Linde plc
Overview
Linde plc is required to comply with the Companies Act 2014 (as amended) (Ireland). However, there is no corporate governance regime applicable to Linde plc in Ireland because the Linde plc shares are not listed in Ireland. Following completion of the business combination, Linde plc will be subject to the corporate governance frameworks required by virtue of the listing of the Linde plc shares on the New York Stock Exchange and Frankfurt Stock Exchange.

 Directors
Linde plc is currently managed by a board of directors with four directors, two designated by Praxair and two by Linde. Decisions of the board prior to the completion of the business combination may only be made by a majority of the directors. Under its existing constitution, the directors of Linde plc serve indefinitely and are not subject to annual re-election.
The following individuals are currently the directors of Linde plc:

Name	Age	Present Principal Occupation or Employment, Employment History and Other Directorships Held in the Last Five Years
Guillermo Bichara	43
Mr. Bichara was appointed Vice President, General Counsel and Corporate Secretary of Praxair, Inc. effective January 1, 2015. Prior to this, from 2013 - 2014, he was Associate General Counsel and Assistant Secretary. From 2011 - 2013, Mr. Bichara served as Associate General Counsel with responsibility for Praxair Europe, Praxair Mexico and corporate transactions. He was Vice President and General Counsel of Praxair Asia from 2007 - 2011, and joined Praxair in 2006 as director of legal affairs at Praxair Mexico. Prior to joining Praxair, Mr. Bichara served as corporate counsel at CEMEX, Mexico’s global leader in the building materials industry, and was a foreign associate and counsel, respectively, at the law firms of Skadden, Arps, Slate, Meagher & Flom and White & Case.

Andrew Brackfield	61
Mr. Brackfield serves as Head of Legal, M&A, at Linde, a position that he has held since September 2015. He was Head of Legal M&A and Finance from 2012 until 2015 and prior to that held senior legal positions within Linde and The BOC Group Limited, which was acquired by Linde in 2006. Mr. Brackfield is also a Director of a number of Linde subsidiaries. Prior to joining The BOC Group Limited, Mr. Brackfield was a partner at Linklaters. He holds the position of company secretary at Linde plc.

Mr. Brackfield is an English solicitor and holds a law degree from the University of Cambridge.

Christopher Cossins	51
Mr. Cossins has served as Head of Tax, UK and Financial Restructuring for Linde since 2007. Mr. Cossins is also a Director of a number of Linde subsidiaries. Prior to joining The BOC Group Limited, Mr. Cossins was employed by KPMG. He holds the positions of principal executive officer, principal financial officer and principal accounting officer of Linde plc.

Mr. Cossins is a chartered accountant and holds an engineering degree from the University of Nottingham.

Richard L. Steinseifer	60
Mr. Steinseifer was named vice president of Mergers and Acquisitions for Praxair, Inc. in 2005. He has primary responsibility for the implementation of all merger, acquisition, divestiture and joint-venture transactions for the company, its affiliates and subsidiaries.

Mr. Steinseifer joined Praxair in 1996 as director of financial services for Praxair’s largest business unit, North American Industrial Gases. In 2001, he was named director of acquisitions for Healthcare and, in 2003, his role was expanded to vice president, business development. Prior to joining Praxair, Mr. Steinseifer held positions as vice president, controller and director, international business development, during his six years at Liquid Carbonic, the industrial gases division of CBI Industries. Prior to that, he spent eight years with GE Medical Systems and four years with J.I. Case Company in financial management positions.

All four of the existing directors will resign effective at the closing of the business combination and will be replaced with the directors determined by Praxair and Linde in accordance with the Linde plc constitution.
The directors of Linde plc can be reached at Linde plc’s principal executive offices: The Priestley Centre, 10 Priestley Road, The Surrey Research Park, Guildford, Surrey GU2 7XY, United Kingdom (tel. +44 1483 242200).
Section 16(a) Beneficial Ownership Reporting Compliance
Because the Company’s ordinary shares are not registered under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company’s officers, directors and persons who own more than ten percent of the Company’s ordinary shares, are not required to file reports of ownership and reports of changes in ownership under Section 16(a) of the Exchange Act with the SEC.
Code of Ethics
Linde plc has not adopted a code of ethics. Given the nature of the Company’s business, its limited shareholder base and current composition of management, the board does not believe that the Company requires a code of ethics at this time.

Committees
Linde plc has not yet established an audit committee, a nomination and governance committee or a compensation committee.
Executive Officers of the Registrant
Christopher Cossins is the principal executive officer, principal financial officer and principal accounting officer of Linde plc. For additional information about Mr. Cossins, see "Directors" included in this Item 10 above.

Item 11. Executive Compensation
As of the date of this report, the Company has not paid any compensation to its directors or executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of the date of this report, Enceladus and Cumberland are the Company's only shareholders, each holding 12,500 A ordinary shares, nominal value of €1.00 each, in the capital of Linde plc.

Equity Compensation Plans

As of December 31, 2017, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13. Certain Relationships and Related Transactions and Director Independence
Director Independence
The Company has not established its own standard for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. Under the independence standards of the New York Stock Exchange, on which the Company’s stock is expected to be listed and traded following completion of the business combination, Messrs. Cossins and Brackfield would not be deemed to be “independent” given that Mr. Cossins is also the principal executive officer, principal financial officer and principal accounting officer of Linde plc and Mr. Brackfield is also the corporate secretary of Linde plc. In addition to serving as members of the Linde plc board of directors, Messrs. Brackfield and Cossins are employed by Linde. In this context, they participate in Linde’s share-based incentive program for executives, the Linde LTIP and the retention scheme which was set up by Linde in connection with the business combination and have entered into indemnification agreements with Linde. Besides this, Messrs. Brackfield and Cossins hold Linde shares. Messrs. Bichara and Steinseifer would not be deemed to be “independent” under the independence standards of the New York Stock Exchange because in addition to serving as members of the Linde plc board of directors, Messrs. Bichara and Steinseifer are employed by Praxair, Inc. In their capacities as employees of Praxair, Inc., Messrs. Bichara and Steinseifer receive a salary which comprises, among others, equity awards. In this context, Messrs. Bichara and Steinseifer hold Praxair shares and other equity-based awards for Praxair.
In their capacity as members of the Linde plc board of directors, Messrs. Bichara, Steinseifer, Brackfield and Cossins receive no compensation and none of them holds shares or equity-based instruments in Linde plc.
Certain Relationships and Transactions
Linde plc has not yet adopted a policy for review of related person transactions. Given the nature of the Company’s business, its limited shareholder base and current composition of management, the board does not believe that the Company requires a policy at this time.

On July 24, 2017 the Company entered into a cash management agreement with Praxair International Finance UC to finance the Company´s working capital obligations. The total available amount under the facility is €30,000,000. The cash management agreement is Euro denominated and has a variable interest rate of one month EUR LIBOR plus a 0% spread. The cash management agreement terminates on the earlier of the termination date of the business combination agreement or the business day immediately following the closing date of the business combination. At December 31, 2017, $9,501,470 was outstanding under this facility (see Note 7 to the consolidated financial statements).

Item 14. Principal Accounting Fees and Services

The information required by this item is set forth below.

Independent Auditor Selection
The Company's board of directors has not yet established an audit committee. Therefore, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit. PricewaterhouseCoopers LLP (“PWC”) was selected as Linde plc's independent auditor for 2017.

Fees Paid to the Independent Auditor
The following is a summary of fees billed by PWC in 2017 for its services.

	Types of Fees
	Audit	Audit - Related	Tax	All Other	Total	Non-Audit Fees % of Total Audit Fees
2017	210,000	58,900	—	—	268,900	28%

Audit Fees
These are fees paid for the audit of Linde plc’s annual financial statements, the reviews of the financial statements included in Linde plc’s reports on Form 10-Q and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit-Related Fees
These are fees paid for assurance and related services rendered that are reasonably related to the performance of the audit or review of Linde plc’s financial statements other than the fees disclosed in the foregoing paragraph. These fees included those related to work associated with financial statements prepared under International Financial Reporting Standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	The company’s 2017 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules – All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are listed in the accompanying index.

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

21.01
Subsidiaries of Linde plc was filed as Exhibit 21.01 to Amendment No. 3 to the Registration Statement on Form S-4 of Linde Plc filed on August 7, 2017 (file no. 333-218485) and is incorporated herein by reference.

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

SIGNATURES
Linde plc and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linde plc

(Registrant)

Date: March 23, 2018	By: /s/ Christopher Cossins

Christopher Cossins
Principal Executive Officer, Principal Finance Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2018.

/s/ Guillermo Bichara	/s/ Andrew Brackfield	/s/ Christopher Cossins
Guillermo Bichara Director	Andrew Brackfield Director	Christopher Cossins Director

/s/ Richard L. Steinseifer
Richard L. Steinseifer Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering the Registrant's last fiscal year or proxy material has been sent to security holders.