Form 10-Q
period 2018-09-30
LINDE PLC
filed 2018-11-09
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
LINDE PLC
(Exact name of registrant as specified in its charter)
Ireland
(State or other jurisdiction of incorporation)

001-38730	98-1448883
(Commission File Number)	(IRS Employer Identification No.)

The Priestley Center, 10 Priestley Road, Surrey Research Park, Guildford, Surrey GU2 7XY United Kingdom	+44 1483 242200
(Address of principal executive offices)	Registrant’s Telephone Number, Including Area Code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Registered on:
Ordinary shares (€0.001 nominal value per share) New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At October 31, 2018, 551,054,569 ordinary shares of €0.001 nominal value per share of the Registrant were outstanding.

INTRODUCTORY NOTE

On October 31, 2018, Praxair, Inc., a Delaware corporation (“Praxair”), and Linde Aktiengesellschaft, a stock corporation incorporated under the laws of Germany (“Linde AG”), combined under Linde plc, a public limited company incorporated under the laws of Ireland (the “Company”), as contemplated by the business combination agreement, dated June 1, 2017, as amended on August 10, 2017 (the “Business Combination Agreement”), by and among the Company, Praxair, Linde AG, Zamalight Holdco LLC and Zamalight Subco, Inc. (the “Business Combination”). Pursuant to the Business Combination Agreement, (i) Praxair became an indirect wholly-owned subsidiary of the Company through the merger of Zamalight Subco, Inc., an indirect wholly-owned Delaware subsidiary of the Company with and into Praxair (the “Merger”), and (ii) Linde AG became an indirect subsidiary of the Company through an exchange offer by the Company for each issued and outstanding bearer share of Linde AG (the “Exchange Offer”). On October 31, 2018, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) that established the Company as the successor issuer to Praxair under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q relates to the Company's quarter ended September 30, 2018, which was prior to the completion of the Business Combination. For information on Praxair’s results of operations and financial condition for its quarter ended and as of September 30, 2018, please refer to Praxair’s Quarterly Report on Form 10-Q filed on November 9, 2018. The first periodic report of the Company that will include information about Praxair’s results of operations and financial condition, consolidated with Linde AG’s results of operations and financial condition as of the acquisition date, will be the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2018.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 (Unaudited)	4

	Consolidated Statements of Income and Other Comprehensive Income Quarter Ended September 30, 2018 and 2017 (Unaudited)	5

	Consolidated Statements of Income and Other Comprehensive Income Nine Months Ended September 30, 2018 and the Period from April 18, 2017 to September 30, 2017 (Unaudited)	6

	Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2018 and Period from April 18, 2017 to September 30, 2017 (Unaudited)	7

	Consolidated Statements of Equity at September 30, 2018 and September 30, 2017 (Unaudited)	8

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signature		21

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In USD)
(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,942	$84,862
Other assets	8,824,609	9,129,562
NON-CURRENT ASSETS	—	—
TOTAL ASSETS	$8,929,551	$9,214,424

SHAREHOLDER'S EQUITY AND LIABILITIES
CURRENT LIABILITIES
Accrued liabilities	$6,164,855	$1,644,799
Related party debt (Note 7)	13,916,212	9,501,470
NON CURRENT LIABILITIES
CAPITAL AND RESERVES
Share Capital (A ordinary shares of €1.00 each, authorized and issued shares - 25,000 shares)	26,827	26,827
Additional paid-in capital	26,827	26,827
Accumulated other comprehensive income	132,535	(42,828)

Receivable from shareholders	(58,020)	(60,025)
Retained earnings	(11,279,685)	(1,882,646)
TOTAL SHAREHOLDER'S EQUITY	(11,151,516)	(1,931,845)
EQUITY AND LIABILITIES	$8,929,551	$9,214,424
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In USD)
(UNAUDITED)

	Quarter ended September 30, 2018	Quarter ended September 30, 2017
Other expenses	$4,553,926	$290,825
Operating loss	(4,553,926)	(290,825)
Net finance costs	—	—
Loss before tax	(4,553,926)	(290,825)
Income tax	—	—
Loss for the period	(4,553,926)	(290,825)
Other comprehensive income (loss)
Other comprehensive income (loss) for the period, net of tax	62,798	(18,622)
Total comprehensive loss for the period	$(4,491,128)	$(309,447)
Loss per share - basic and diluted	$(182.16)	$(11.63)
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(In USD)
(UNAUDITED)

	Nine Months ended September 30, 2018	April 18, 2017 - September 30, 2017
Other expenses	$9,397,039	$753,465
Operating loss	(9,397,039)	(753,465)
Net finance costs	—	—
Loss before tax	(9,397,039)	(753,465)
Income tax	—	—
Loss for the period	(9,397,039)	(753,465)
Other comprehensive income (loss)
Other comprehensive income (loss) for the period, net of tax	175,363	(16,116)
Total comprehensive loss for the period	$(9,221,676)	$(769,581)
Loss per share - basic and diluted	$(375.88)	$(30.14)
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In USD)
(UNAUDITED)

	Nine months ended September 30, 2018	April 18, 2017 - September 30, 2017
OPERATIONS
Net loss	$(9,397,039)	$(753,465)
Working capital:
Other assets	—	119,140
Accrued liabilities	4,607,234	599,527
Net cash provided by (used for) operating activities	(4,789,805)	(34,798)

INVESTING
Net cash used for investing activities	—	—

FINANCING
Related party debt	4,812,761	118,140
Net cash provided by (used for) financing	4,812,761	118,140

Effect of exchange rate changes on cash	(2,876)	—
Change in cash and cash equivalents	20,080	83,342

Cash and cash equivalents, beginning-of-period	84,862	—
Cash and cash equivalents, end-of-period	$104,942	$83,342

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In USD)
(UNAUDITED)

	Share capital	Additional Paid in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Receivables from shareholders	Total equity

Issue of share capital on incorporation - April 18, 2017	$26,827	$26,827	$—	$—	$(53,654)	$—
Loss for the period	—	—	—	(462,640)	—	(462,640)
Total comprehensive loss for the period	—	—	2,506	—	(2,506)	—
June 30, 2017	26,827	26,827	2,506	(462,640)	(56,160)	(462,640)

Loss for the period	—	—	—	(290,825)	—	(290,825)
Total comprehensive loss for the period	—	—	(18,622)	—	(2,910)	(21,532)
September 30, 2017	$26,827	$26,827	$(16,116)	$(753,465)	$(59,070)	$(774,997)

	Share capital	Additional Paid in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Receivables from shareholders	Total equity

December 31, 2017	$26,827	$26,827	$(42,828)	$(1,882,646)	$(60,025)	$(1,931,845)
Loss for the period	—	—	—	(4,843,113)	—	(4,843,113)
Total comprehensive loss for the period	—	—	112,566	—	1,605	114,171
June 30, 2018	26,827	26,827	69,738	(6,725,759)	(58,420)	(6,660,787)

Loss for the period	—	—	—	(4,553,926)	—	(4,553,926)
Total comprehensive loss for the period	—	—	62,797	—	400	63,197
September 30, 2018	$26,827	$26,827	$132,535	$(11,279,685)	$(58,020)	$(11,151,516)

The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements - Linde plc and Subsidiaries (Unaudited)

1. Organization
Linde plc ("Linde plc" or the “Company”) was incorporated as a public limited company under the laws of Ireland on April 18, 2017.

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

The Business Combination

The Company was formed in accordance with the requirements of the business combination agreement, dated as of June 1, 2017, as amended (the "Business Combination Agreement"), pursuant to which, among other things, Praxair, Inc., a Delaware corporation (“Praxair”), and Linde Aktiengesellschaft, a stock corporation incorporated under the laws of Germany (“Linde AG”), agreed to combine their respective businesses through an all-stock transaction, and become subsidiaries of the Company.

On October 31, 2018, Praxair and Linde AG combined under the Company, as contemplated by the Business Combination Agreement (the “Business Combination”). Pursuant to the Business Combination Agreement, (i) Praxair became an indirect wholly-owned subsidiary of the Company through the merger of Zamalight Subco, Inc., an indirect wholly-owned Delaware subsidiary of the Company with and into Praxair (the “Merger”), and (ii) Linde AG became an indirect subsidiary of the Company through an exchange offer by the Company for each issued and outstanding bearer share of Linde AG (the “Exchange Offer”).

In the Merger, each issued and outstanding share of common stock of Praxair, par value$0.01 per share (the “Praxair Shares”), was converted into the right to receive one ordinary share, nominal value€0.001 per share, of Linde plc (the “Linde plc Shares”). Each issued and outstanding ordinary bearer share, without par value, of Linde AG (the “Linde AG Shares”) that was validly tendered in the Exchange Offer was exchanged for 1.540 Linde plc Shares.

The issuance of Linde plc Shares in connection with the Business Combination, as described above, was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 (the “Registration Statement”) (File No. 333-218485), which was declared effective by the Securities and Exchange Commission (the “SEC”) on August 14, 2017.
Prior to the completion of the Business Combination, the Company was wholly owned and controlled by Enceladus Holding Limited, a private company limited by shares formed under the laws of Ireland, which held 25,000 A ordinary shares of €1.00 each in the capital of the Company. In accordance with the terms of the Company’s Amended and Restated Memorandum and Articles of Association, immediately following the issuance of Linde plc Shares pursuant to the Exchange Offer, the 25,000 A ordinary shares of the Company were automatically converted and re-designated into deferred shares that do not carry voting or dividend rights, and were subsequently acquired and cancelled by the Company for nil consideration prior to the effective time of the Merger.

As of September 30, 2018, the Company had not conducted any material activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement.

For the quarterly period ended September 30, 2018, to the extent that the Company did not have sufficient funds available to satisfy its obligations, Praxair financed any out of pocket expenses incurred by the Company in connection with the Business Combination Agreement and the transactions contemplated by the Business Combination Agreement (see Note 6).

Pursuant to Rule 12g-3(a) under the Exchange Act, as of October 31, 2018, Linde plc is the successor issuer to Praxair, the Linde plc Shares are deemed to be registered under Section 12(b) of the Exchange Act, and the Company is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder. The Linde plc Shares trade on the New York Stock Exchange (“NYSE”) and the Frankfurt Stock Exchange (“FSE”) under the ticker symbol “LIN”.

The business combination will be accounted for using the acquisition method of accounting under ASC 805, with Praxair representing the accounting acquirer under this guidance.  Due to the recent timing of the acquisition subsequent to the end of the third quarter of 2018, the initial accounting, including the allocation of purchase price and supplemental pro forma information, is incomplete as of the filing date and, therefore,  related disclosures are not included herein.

Divestitures

On July 5, 2018, Praxair entered into a sale and purchase agreement to sell the majority of its businesses in Europe to Taiyo Nippon Sanso Corporation, an affiliate of Mitsubishi Chemical Holdings Corporation (the “Praxair Europe SPA”). The Praxair Europe SPA was entered into as part of the commitments in connection with the merger control review of the Business Combination by the European Commission. The assets to be sold include Praxair’s industrial gases businesses in Belgium, Denmark, France, Germany, Ireland, Italy, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom with approximately 2,500 employees. The businesses generated annual sales of approximately €1.3 billion in 2017. The purchase price for this transaction is €5.0 billion in cash consideration and is subject to customary adjustments at closing. Under the Praxair Europe SPA, Linde plc has given an independent guarantee as of the completion of the Business Combination for the full, due and timely performance and observance of all obligations of Praxair and its local subsidiaries holding shares in the companies operating the businesses to be sold. The Praxair Europe SPA contains representations, warranties and covenants that are customary for a transaction of this nature.

Following the closing of the Praxair Europe SPA and the closing of another agreement dated December 5, 2017 (the “SIAD SPA”) under which Praxair agreed to sell its participation in its Italian joint venture Società Italiana Acetilene e Derivati S.p.A. (“SIAD”) to its joint venture partner Flow Fin S.p.A. (“Flow Fin”) in exchange for Flow Fin’s participation in another Italian joint venture, Rivoira S.p.A., and a net purchase price of approximately €90 million payable by Praxair to Flow Fin, Praxair will have minor remaining operations in Europe which will be outside of the industrial gases business and mainly related to coatings.

On July 16, 2018, Linde AG entered into an agreement, which was amended on September 22, 2018 and October 19, 2018, with a consortium comprising companies of the German industrial gases manufacturer Messer Group and CVC Capital Partners Fund VII to sell the majority of Linde AG and its subsidiaries’ (together, “The Linde Group”) industrial gases business in North America and certain industrial gases business activities in South America (the agreement, as amended, the “Americas SPA”). In 2017, the businesses of The Linde Group to be sold generated annual sales of €1.5 billion and EBITDA of €350 million. The purchase price of €3.0 billion is subject to fixed deductions for certain items relating to liabilities of the sold businesses and customary adjustments for cash, financial debt, and working capital at closing. Under the Americas SPA, Linde plc has given an independent guarantee to MG Industries GmbH, a purchaser entity that is part of the Messer Group, as of the completion of the Business Combination for the full, due and timely performance of any obligation of Linde AG and Praxair under the Americas SPA. The Americas SPA contains representations, warranties and covenants (including sufficiency of assets in light of the carve-out) that can be considered customary for a transaction of this nature.

In the course of the merger control proceedings in the United States, Linde plc, Praxair and Linde AG entered into an agreement with the U.S. Federal Trade Commission dated October 1, 2018 which provides for the divestitures under the Americas SPA and provides for certain additional divestiture commitments in the United States. Under the agreement, Linde plc, Praxair and Linde AG will (i) continue to operate The Linde Group and Praxair as independent, ongoing, economically viable, competitive businesses held separate, distinct, and apart from each other’s operations; (ii) not coordinate any aspect of the operations of The Linde Group and Praxair, including the marketing or sale of any products; and (iii) maintain separate financial ledgers, books, and records that report on a periodic basis, consistent with past practices, the assets, liabilities, expenses, revenues, and income of each, until certain divestitures have been completed. Linde AG is required to complete such divestitures by January 29, 2019.

In addition, in connection with the merger control proceedings in China, India and South Korea, Praxair and Linde AG have made certain divestiture commitments to the relevant antitrust authorities to divest certain assets in the those jurisdictions.

2. Accounting Policies
Basis of Preparation
The financial statements present the consolidated results and financial position of the Company and its subsidiaries for the period from incorporation (being April 18, 2017 to September 30, 2017) and the quarter ended September 30, 2017 and the quarter and nine months ended September 30, 2018.
These financial statements have been prepared in compliance with US GAAP.

The following new accounting standards in the United States issued by the Financial Accounting Standards Board (“FASB”) were either adopted in 2018 or will be implemented in future periods. The Company will evaluate, when applicable, the impacts of adopting the below standards on future periods:
Accounting Standards Implemented in 2018

•
Revenue Recognition – In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue. The new guidance requires the evaluation of contracts with customers to determine the recognition of revenue when or as the entity satisfies a performance obligation, and requires expanded disclosures. Effective January 1, 2018, Linde plc has adopted this guidance using the modified retrospective transition method.

•
Classification of Certain Cash Receipts and Cash Payments – In August 2016, the FASB issued updated guidance on the classification of certain cash receipts and cash payments within the statement of cash flows. The update provides accounting guidance for specific cash flow issues with the objective of reducing diversity in practice. The adoption of this guidance did not have a material impact on the financial statements.

•
Intra-Entity Asset Transfers – In October 2016, the FASB issued updated guidance for income tax accounting of intra-entity transfers of assets other than inventory. The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory in the period when the transfer occurs. The adoption of this guidance did not have a material impact on the financial statements.

•
Pension Costs - In March 2017, the FASB issued updated guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and not included within operating profit. This guidance was adopted in the first quarter 2018.

Accounting Standards to be Implemented

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

Going Concern
The financial statements have been prepared on a going concern basis, taking account of the facilities available under the cash management agreement (see Note 6).

Currency
Items included in these consolidated financial statements are measured using the currency of the primary economic environment in which the entity operates (‘the functional currency’). The financial information is presented in USD. The US Dollar/Euro exchange rate at December 31, 2017 was 0.8330 and at September 30, 2018 was 0.8618.
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
As of December 31, 2017 and September 30, 2018, 25,000 A ordinary shares had been issued and 12,500 shares were held by Enceladus Holding Limited wholly owned by Praxair, Inc.’s Irish legal counsel Arthur Cox, and 12,500 shares were held by Cumberland Corporate Services Limited wholly owned by Linde AG´s Irish legal counsel William Fry, the Company’s shareholders. Furthermore, an additional €25,000 was committed to be paid by the two shareholders.
In connection with the completion of the Business Combination and in accordance with the terms of the Company’s Amended and Restated Memorandum and Articles of Association, immediately following the issuance of Linde plc Shares pursuant to the Exchange Offer, the 25,000 A ordinary shares of the Company were automatically converted and re-designated into deferred shares that do not carry voting or dividend rights, and were subsequently acquired and cancelled by the Company for nil consideration prior to the effective time of the Merger.
Ordinary shares are classified as equity. Incremental costs directly attributable to the issue of new shares are capitalized and upon the closing of the associated equity transaction are reclassified to equity as a deduction, net of tax, from the proceeds.
As at September 30, 2018, the Company was not subject to any capital requirements.

Income Taxes
The income tax expense or credit for the period is the tax payable on the current period’s taxable income based on the applicable income tax rate for each jurisdiction adjusted by changes in deferred tax assets and liabilities attributable to temporary differences and to unused tax losses.
Deferred tax assets are recognized only if it is probable that future taxable amounts will be available to utilize those temporary differences and losses. No deferred tax has been recognized as at September 30, 2018, as the Company has recently been incorporated and therefore does not have any history of income.
3. Receivables from Shareholders
This relates to a receivable from the two shareholders and comprises two checks of €25,000 each which are being held on behalf of the Company by Praxair, Inc.’s Irish legal counsel Arthur Cox. Due to the short-term nature of the current receivables, their carrying amount is considered to be the same as their fair value.
5. Other Assets
Other assets of $8,824,609 and $9,129,562 at September 30, 2018 and December 31, 2017, respectively, relate to the costs to issue equity securities (primarily SEC registration fee). The change in the period is due to currency translation impacts.

6. Accrued Liabilities
Accrued liabilities for the amount of $6,164,855 and $1,644,799 at September 30, 2018 and December 31, 2017, respectively, consist of expenses incurred in connection with the Business Combination and mainly relate to fees for accounting and advisory services.
7. Related Parties
Related parties are the members of the executive bodies of the Company and those companies as described in Note 1.
On July 24, 2017 the Company entered into a cash management agreement with Praxair International Finance UC to finance the Company´s working capital obligations. The total available amount under the facility is €30,000,000. The cash management agreement is Euro denominated and has a variable interest rate of one month EUR LIBOR plus a 0% spread. The cash management agreement terminated on the business day immediately following the closing date of the business combination (see Note 1).
At September 30, 2018 and December 31, 2017, $13,916,212 and $9,501,470, respectively, was outstanding under this facility as follows:

	September 30, 2018	December 31, 2017

SEC registration fee*	$8,824,610	$9,129,562
Incorporation of Linde Intermediate Holding AG	58,020	60,025
Incorporation of Linde Holding GmbH	58,020	60,025
BaFin registration fee*	116,040	120,050
Cultural assessment	1,198,586	—
Consulting fees	2,890,330	—
All other	770,606	131,808
	$13,916,212	$9,501,470
* Paid directly to the SEC and BaFin by Praxair International Finance UC on behalf of Linde plc and treated as a non-cash transaction in the Consolidated Statement of Cash Flows.

8. Loss per share

	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	April 18, 2017 to September 30, 2017
Loss from continuing operations attributable to the owners of the company	$(4,553,926)	$(290,825)	$(9,397,039)	$(753,465)
Weighted average number of ordinary shares in issue	25,000	25,000	25,000	25,000
Loss per share - basic and diluted	$(182.16)	$(11.63)	$(375.88)	$(30.14)

9. Events After the Balance Sheet Date
On November 1, 2018, Linde Intermediate Holding AG (“Linde Intermediate Holding”), a wholly-owned indirect subsidiary of the Company, requested that Linde AG convene an extraordinary shareholders’ meeting. At the meeting, Linde AG shareholders will vote on the mandatory transfer (the “Squeeze Out”) to Linde Intermediate Holding of each issued and outstanding Linde AG Share held by Linde AG shareholders that did not tender their shares in the Company’s previously completed exchange offer for Linde AG Shares. In exchange for the Linde AG Shares transferred in the Squeeze Out, Linde Intermediate Holding will pay an adequate cash compensation to the remaining Linde AG shareholders (the “Cash

Compensation”). On November 1, 2018, Linde Intermediate Holding confirmed that the Cash Compensation it will pay upon completion of the Squeeze Out will be €188.24 for each Linde AG Share.
The aggregate Cash Compensation payable to the approximately 8% remaining shareholders of Linde AG is expected to be approximately €2.8 billion (approximately $3.2 billion based on the Euro/U.S.$ exchange rate of 1.1312 at October 31, 2018). In connection with the completion of the Squeeze-Out, Linde AG will also merge with and into Linde Intermediate Holding, with Linde Intermediate Holding surviving the merger, and Linde Intermediate Holding will be renamed Linde Aktiengesellschaft.
The completion of the Squeeze-Out remains subject to (i) an affirmative vote of the majority of the Linde AG Shares voted at an extraordinary shareholders’ meeting of Linde AG (including the Linde AG Shares held by Linde Intermediate Holding), approving the Squeeze-Out, and (ii) the registration of the shareholders’ resolution approving the Squeeze-Out and the merger with the German commercial registers (Handelsregistereintragung) at the registered offices of Linde Intermediate Holding and Linde AG, respectively. As Linde Intermediate Holding owns approximately 92% of the Linde AG Shares and intends to vote in favor of the Squeeze-Out at the extraordinary shareholders’ meeting, the condition set forth in clause (i) above is expected to be satisfied on the date of the meeting.
The extraordinary shareholders’ meeting of Linde AG will be held on December 12, 2018, unless postponed or suspended. At the time of the registration with the commercial registers, the Squeeze-Out will become effective and all Linde AG Shares that Linde Intermediate Holding does not already own will be transferred to it by operation of German law and thereafter cancelled.

For further events subsequent to the balance sheet date, refer to Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2018, Linde plc had not conducted any material activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement.
On October 31, 2018, Linde plc became the successor issuer to Praxair, Inc. in connection with the business combination. See Note 1 to the condensed consolidated financial statements.

Results of Operations
On July 24, 2017 the Company entered into a cash management agreement with Praxair International Finance UC to finance the Company´s working capital obligations. The total available amount under the facility is €30,000,000. The cash management agreement is Euro denominated and has a variable interest rate of one month EUR LIBOR plus a 0% spread. As of September 30, 2018 and December 31, 2017, $13,916,212 and $9,501,470 was outstanding under this facility, respectively, primarily related to SEC registration fees paid by Praxair International Finance UC on behalf of Linde plc. The cash management agreement terminated on the business day immediately following the closing date of the business combination (see Note 1 to the condensed consolidated financial statements).
In addition, Linde plc has incurred expenses of $4,553,926 and $9,397,039 for the quarter and nine months ended September 30, 2018, respectively ($290,825 for the third quarter 2017 and $753,465 for the period from inception to September 30, 2017) primarily related to accounting and advisory services incurred in connection with the Business Combination.
Forward-looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: regulatory or other limitations imposed as a result of the business combination that could reduce anticipated benefits of the transaction; the ability to successfully integrate the Praxair and Linde businesses; the risk that the combined company may be unable to achieve expected synergies or that it may take longer or be more costly than expected to achieve those synergies; the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates, including the impact of the U.S. Tax Cuts and Jobs Act of 2017; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the GAAP or adjusted projections or estimates contained in the forward-looking statements.
The Company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described under the heading “Risk Factors” in the Company’s European Listing Prospectus, published on October 24, 2018, which is incorporated by reference into Item 8.01 of Linde plc’s Current Report filed with the SEC on October 31, 2018, which should be reviewed carefully. Please consider the Company’s forward-looking statements in light of those risks.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period covered by this report, Linde plc did not conduct any material activities and therefore did not incur any significant interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market risks.
Item 4. Controls and Procedures

(a)
Based on an evaluation of the effectiveness of Linde plc’s disclosure controls and procedures, which was made under the supervision and with the participation of management, including Linde plc’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the quarterly period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Linde plc in reports that it files under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to management including Linde plc’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

(b)
There were no changes in Linde plc’s internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, Linde plc’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors

Please refer to the information under the heading “Risk Factors” in the Company’s European Listing Prospectus, published on October 24, 2018, which is incorporated by reference into Item 8.01 of the Company’s Current Report filed with the SEC on October 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
*2.1
Sale and Purchase Agreement, dated July 5, 2018, by and among Praxair, Inc., Taiyo Nippon Sanso Corporation (“Taiyo”), and Linde plc, a public limited company incorporated under the laws of Ireland with respect to the sale of a majority of Praxair’s businesses in Europe to Taiyo in connection with the Business Combination Agreement dated as of June 1, 2017, as amended, to effect a combination of the businesses of Linde AG and Praxair, Inc., is filed herewith.

*2.2
Sale and Purchase Agreement, dated July 16, 2018, by and among Linde AG, Praxair, Inc., MG Industries GmbH, Messer Canada Inc., MG Industries USA, Inc. (the MG entities and Messer Canada, Inc. being collectively referred to as “Messer”), and Linde plc, a public limited company incorporated under the laws of Ireland with respect to the sale of certain assets of Linde AG in the Americas and certain assets of Praxair, Inc. to Messer in connection with the Business Combination Agreement dated as of June 1, 2017, as amended, to effect a combination of the businesses of Linde AG and Praxair, Inc. is filed herewith.

*2.3
First Amendment dated September 21, 2018 to the Sale and Purchase Agreement, dated July 16, 2018, by and among Linde AG, Praxair, Inc., MG Industries GmbH, Messer Canada Inc., MG Industries USA, Inc. (the MG entities and Messer Canada, Inc. being collectively referred to as “Messer”), and Linde plc, a public limited company incorporated under the laws of Ireland with respect to the sale of certain additional assets of Linde AG in the Americas to Messer in connection with the Business Combination Agreement dated as of June 1, 2017, as amended, to effect a combination of the businesses of Linde AG and Praxair, Inc. is filed herewith.

*2.4
Second Amendment dated October 19, 2018 to the Sale and Purchase Agreement, dated July 16, 2018, as amended by the First Amendment thereto, by and among Linde AG, Praxair, Inc., MG Industries GmbH, Messer Canada Inc., MG Industries USA, Inc. (the MG entities and Messer Canada, Inc. being collectively referred to as “Messer”), and Linde plc, a public limited company incorporated under the laws of Ireland with respect to the sale of certain additional assets of Linde AG in the Americas to Messer in connection with the Business Combination Agreement dated as of June 1, 2017, as amended, to effect a combination of the businesses of Linde AG and Praxair, Inc. is filed herewith.

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

32.01
Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02
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

*
Certain schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplemental copies of any of the omitted schedules or attachments upon request by the SEC.

SIGNATURE
Linde plc and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linde plc

(Registrant)

Date: November 9, 2018	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer
(On behalf of the Registrant
and as Chief Accounting Officer)