Form 10-Q
period 2019-03-31
LINDE PLC
filed 2019-05-10
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number	001-38730
LINDE PLC
(Exact name of registrant as specified in its charter)

Ireland		98-1448883
(State or other jurisdiction of incorporation)		(IRS Employer Identification No.)
The Priestley Centre 10 Priestley Road, Surrey Research Park, Guildford, Surrey GU2 7XY United Kingdom

+44 1483 242200
(Name, address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of RegulationS-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary shares (€0.001 nominal value per share)	LIN	New York Stock Exchange
At April 30, 2019, 542,766,214 ordinary shares (€0.001 par value) of the Registrant were outstanding.

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as: anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. They are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the ability to successfully integrate the Praxair and Linde AG businesses; regulatory or other limitations and requirements imposed as a result of the business combination of Praxair and Linde AG that could reduce anticipated benefits of the transaction; the risk that Linde plc may be unable to achieve expected synergies or that it may take longer or be more costly than expected to achieve those synergies; the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances, including trade conflicts and tariffs; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates, including the impact of the U.S. Tax Cuts and Jobs Act of 2017; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from GAAP, IFRS or adjusted projections, estimates or other forward-looking statements.

Linde plc assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A Risk Factors in Linde plc’s Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019 which should be reviewed carefully. Please consider Linde plc’s forward-looking statements in light of those risks.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2019	2018
Sales	$6,944	$2,983
Cost of sales, exclusive of depreciation and amortization	4,116	1,661
Selling, general and administrative	879	310
Depreciation and amortization	1,223	311
Research and development	46	24
Transaction costs and other charges	89	19
Other income (expense) - net	18	(5)
Operating profit	609	653
Interest expense - net	23	46
Net pension and OPEB cost, excluding service cost	15	2
Income From Continuing Operations Before Income Taxes and Equity Investments	571	605
Income taxes on continuing operations	140	148
Income From Continuing Operations Before Equity Investments	431	457
Income from equity investments	34	15
Income From Continuing Operations (Including Noncontrolling Interests)	465	472
Income from discontinued operations, net of tax	89	—
Net Income (Including Noncontrolling Interests)	554	472
Less: noncontrolling interests from continuing operations	(30)	(10)
Less: noncontrolling interest from discontinued operations	(7)	—
Net Income – Linde plc	$517	$462

Net Income – Linde plc
Income from continuing operations	$435	$462
Income from discontinued operations	$82	$—

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$0.80	$1.61
Basic earnings per share from discontinued operations	$0.15	$—
Basic earnings per share	$0.95	$1.61
Diluted earnings per share from continuing operations	$0.79	$1.59
Diluted earnings per share from discontinued operations	$0.15	$—
Diluted earnings per share	$0.94	$1.59

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	545,554	287,504
Diluted shares outstanding	549,147	290,809
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2019	2018
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$554	$472

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	123	106
Reclassification to net income (Note 17)	12	—
Income taxes	(3)	9
Translation adjustments	$132	$115
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(2)	1
Reclassifications to net income	64	17
Income taxes	(18)	(4)
Funded status - retirement obligations	$44	$14
Derivative instruments (Note 7):
Current quarter unrealized gain (loss)	(17)	—
Reclassifications to net income	—	—
Income taxes	3	—
Derivative instruments	$(14)	$—
Securities
Current year unrealized gain (loss)	(8)	—
Reclassifications to net income	—	—
Income taxes	—	—
Securities	(8)	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$154	$129

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	708	601
Less: noncontrolling interests	30	(21)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$738	$580
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$5,791	$4,466
Accounts receivable - net	4,390	4,297
Contract assets	305	283
Inventories	1,667	1,651
Assets held for sale	1,732	5,498
Prepaid and other current assets	1,203	1,077
Total Current Assets	15,088	17,272
Property, plant and equipment - net	29,418	29,717
Goodwill	26,820	26,874
Other intangible assets - net	15,944	16,223
Other long-term assets	4,371	3,300
Total Assets	$91,641	$93,386
Liabilities and equity
Accounts payable	$3,166	$3,219
Short-term debt	939	1,485
Current portion of long-term debt	1,017	1,523
Contract liabilities	1,719	1,546
Liabilities of assets held for sale	103	768
Other current liabilities	4,196	4,415
Total Current Liabilities	11,140	12,956
Long-term debt	12,190	12,288
Other long-term liabilities	11,664	11,046
Total Liabilities	34,994	36,290
Redeemable noncontrolling interests (Note 14)	15	16
Linde plc Shareholders’ Equity:
Ordinary shares (2019: €0.001 par value, authorized 1,750,000,000 shares, issued 552,012,862 ordinary shares; 2018: and ordinary shares €0.001 par value, authorized 1,750,000,000 shares, issued 551,310,272 ordinary shares)	1	1
Additional paid-in capital	40,173	40,151
Retained earnings	16,569	16,529
Accumulated other comprehensive income (loss) (Note 14)	(4,235)	(4,456)
Less: Treasury stock, at cost (2019 – 8,327,086 shares and 2018 – 4,068,642 shares)	(1,333)	(629)
Total Linde plc Shareholders’ Equity	51,175	51,596
Noncontrolling interests	5,457	5,484
Total Equity	56,632	57,080
Total Liabilities and Equity	$91,641	$93,386
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three months ended March 31,
	2019	2018
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$517	$462
Less: Income from discontinued operations, net of tax and noncontrolling interests	(82)	—
Add: Noncontrolling interests from continuing operations	30	10
Income from continuing operations (including noncontrolling interests)	465	472
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction costs and other charges, net of payments	(167)	14
Amortization of merger-related inventory step-up	10	—
Depreciation and amortization	1,223	311
Deferred income taxes	(14)	11
Share-based compensation	16	4
Working capital:
Accounts receivable	(56)	(82)
Inventory	(32)	(2)
Prepaid and other current assets	(79)	(19)
Payables and accruals	(31)	(67)
Contract assets and liabilities, net	(84)	—
Pension contributions	(18)	(4)
Long-term assets, liabilities and other	(165)	50
Net cash provided by operating activities	1,068	688
Investing
Capital expenditures	(843)	(325)
Acquisitions, net of cash acquired	(152)	—
Divestitures and asset sales, net of cash divested	3,455	7
Net cash provided by (used for) investing activities	2,460	(318)
Financing
Short-term debt borrowings (repayments) - net	(533)	288
Long-term debt borrowings	22	—
Long-term debt repayments	(516)	(503)
Issuances of ordinary shares	28	29
Purchases of ordinary shares	(725)	—
Cash dividends - Linde plc shareholders	(477)	(237)
Noncontrolling interest transactions and other	(10)	(6)
Net cash used for financing activities	(2,211)	(429)
Discontinued Operations
Cash provided by operating activities	63	—
Cash used for investing activities	(58)	—
Cash provided by financing activities	5	—
Net cash provided by discontinued operations	10	—
Effect of exchange rate changes on cash and cash equivalents	8	(13)
Change in cash and cash equivalents	1,335	(72)
Cash and cash equivalents, beginning-of-period	4,466	617
Cash and cash equivalents, including discontinued operations	5,801	545
Cash and cash equivalents of discontinued operations	(10)	—
Cash and cash equivalents, end-of-period	$5,791	$545
The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements - Linde plc and Subsidiaries (Unaudited)

LINDE PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Formation of Linde plc and Business Combination of Praxair, Inc. and Linde AG

Formation of Linde plc
Linde plc ("Linde" or “the company”), a public limited company incorporated in Ireland, was formed in accordance with the requirements of the business combination agreement, dated as of June 1, 2017, as amended (the “business combination agreement”). Pursuant to the business combination agreement, among other things, Praxair, Inc., a Delaware corporation (“Praxair”), and Linde Aktiengesellschaft, a stock corporation incorporated under the laws of Germany (“Linde AG”), agreed to combine their respective businesses through an all-stock transaction, and become subsidiaries of the company (collectively referred to as “business combination” or “merger”). On October 31, 2018, Linde completed the business combination. Prior to the business combination, the company did not conduct any business activities other than those required for its formation and matters contemplated by the business combination agreement.

Business Combination of Praxair, Inc. and Linde AG
The business combination has been accounted for using the acquisition method of accounting in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 805, “Business Combinations”, with Praxair representing the accounting acquirer. Pursuant to Rule 12g-3(a) under the Exchange Act, as of October 31, 2018, the company became the successor issuer to Praxair. Also, the Linde shares are deemed to be registered under Section 12(b) of the Exchange Act, and the company is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder. The Linde shares trade on the New York Stock Exchange and the Frankfurt Stock Exchange under the ticker symbol “LIN”. Prior to the business combination, the Praxair shares were registered pursuant to Section 12(b) of the Exchange Act and listed on the NYSE. In connection with the completion of the business combination, the Praxair shares were suspended from trading on the NYSE as of close of business (New York Time) on October 30, 2018. On November 1, 2018, Praxair filed a Form 25 to de-list and de-register its three series of Euro-denominated notes, including its 1.50% Notes due 2020, 1.20% Notes due 2024 and 1.625% Notes due 2025, that were listed on the NYSE. Trading of the Euro-denominated notes on the NYSE was suspended as of close of business (New York Time) on November 9, 2018, and Praxair filed a Form 15 with the SEC terminating the registration under the Exchange Act of its securities and suspending Praxair’s reporting obligations under Section 15(d) of the Exchange Act.
In connection with the business combination, the company, Praxair and Linde AG entered into various agreements with regulatory authorities to satisfy anti-trust requirements to secure approval to consummate the business combination. These agreements included the sale of the majority of Praxair’s European businesses (subsequently completed on December 3, 2018), the majority of Linde AG’s Americas business (subsequently completed on March 1, 2019), as well as certain divestitures of other Praxair and Linde AG businesses in Asia that are currently expected to be sold in 2019 (collectively, the “merger-related divestitures”). See Note 17 for additional information relating to merger-related divestitures.
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
Comparability of Financial Information
Because Praxair and Linde AG combined their respective businesses effective with the merger date of October 31, 2018 in accordance with ASC 805, the quarter ended March 31, 2019 reflects the results and cash flows of the combined business, while the quarter ended March 31, 2018 includes only Praxair. Due to the size of Linde AG’s businesses prior to the merger, the reported results for 2019 and 2018 quarters are not comparable. The balance sheets at March 31, 2019 and December 31, 2018 are comparable because both periods reflect the merger.

2. Summary of Significant Accounting Policies
Presentation of Condensed Consolidated Financial Statements - In the opinion of Linde management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Linde plc and subsidiaries in Linde's 2018 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2019.
Segment Presentation Change - As a result of the merger and effective with the lifting of the Hold Separate Order in March 2019, new reportable segments were implemented. The new segments are: Americas, EMEA (Europe/Middle East/Africa), APAC (Asia/Pacific); and Engineering. All periods presented were recast to conform to the new segment structure. See Notes 1 and 13.
Accounting Standards Implemented in 2019

•
Leases – In February 2016, the FASB issued updated guidance on the accounting and financial statement presentation of leases. The new guidance requires lessees to recognize a right-of-use asset and lease liability for all leases, except those that meet certain scope exceptions, and requires expanded quantitative and qualitative disclosures. This guidance is effective beginning in the first quarter of 2019 and requires companies to transition using a modified retrospective approach. Linde has applied the practical expedient which allows prospective transition to the new lease accounting standard on January 1, 2019. The company elected the package of practical expedients relating to the reassessment of the lease portfolio pertaining to (i) whether expiring or existing contracts contain lease components, (ii) lease classification under ASC 842 and (iii) whether initial direct costs were capitalized under ASC 840. We further implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

The standard had an immaterial impact on our condensed consolidated balance sheets, and did not have a material impact on our consolidated income statements. The most significant impact was the recognition of right of use ("ROU") assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. The company recognized both right of use assets and lease liabilities of $1.2 billion upon adoption. The adoption of the new lease accounting standard had no impact on retained earnings (See Note 16).

•
Derivatives and Hedging - In August 2017, the FASB issued updated guidance on accounting for hedging activities. The new guidance changes both the designation and measurement for qualifying hedging relationships and the presentation of hedge results. This guidance is effective for the company beginning in the first quarter of 2019. The adoption of the standard had an immaterial impact on the consolidated financial statements.

Accounting Standards to be Implemented

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

•
Fair Value Measurement Disclosures - In August 2018, the FASB issued guidance that modifies the disclosure requirements for fair value measurements. The guidance is effective in fiscal year 2020, with early adoption permitted. Certain amendments must be applied prospectively while other amendments must be applied retrospectively. We are evaluating the impact this guidance will have on the disclosures in the notes to our consolidated financial statements.

•
Retirement Benefit Disclosures - In August 2018, the FASB issued guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance is effective in fiscal year 2021, with early adoption permitted, and must be applied on a retrospective basis. We are evaluating the impact this guidance will have on the disclosures in the notes to our consolidated financial statements.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

3. Transaction Costs and Other Charges

2019 Charges

Transaction costs and other charges were $89 million for the quarter ended March 31, 2019 ($81 million after-tax and noncontrolling interests).
Transaction costs
On October 31, 2018, Praxair and Linde AG combined under Linde plc, as contemplated by the business combination agreement (see Note 1). In connection with the business combination, Linde incurred merger-related costs which totaled $56 million ($53 million after-tax) for the quarter ended March 31, 2019.
Other charges
Also included in transaction costs and other charges are synergy-related charges of $33 million for the quarter ended March 31, 2019 ($28 million after-tax) primarily related to severance actions.

2018 Charges
Transaction costs and other charges were $19 million for the quarter ended March 31, 2018 ($18 million after-tax and noncontrolling interests).

Classification in the condensed consolidated financial statements
The costs are shown within operating profit in a separate line item on the consolidated statements of income. On the condensed consolidated statement of cash flows, the impact of these costs, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 13 - Segments, Linde excluded these costs from its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the segment operating profit table.

4. Merger of Praxair, Inc. and Linde AG

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
The following table summarizes the preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed by Linde, with the excess of the purchase price over the fair value of Linde AG’s net assets recorded as goodwill. Due to the timing of the business combination, the magnitude of and multi-national nature of the net assets acquired, and the hold separate order which deferred integration of the two merged companies, at March 31, 2019 the valuation process to determine the fair values was not complete and further adjustments are expected in 2019. The company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, analysis is able to be performed, refinement of market participant assumptions, finalization of tax returns in the pre-merger period and the application of push-down accounting at the subsidiary level. The areas where the fair value assessments are not finalized and, therefore, subject to adjustment during the measurement period relate primarily to identifiable intangible assets, property, plant and equipment, net assets held for sale, equity investments, income taxes, noncontrolling interests, contingencies and goodwill. In the first quarter of 2019, Linde made a measurement period adjustment to reflect the agreed upon sale price of Linde AG’s Korean business resulting in an increase to assets held for sale and corresponding decrease to goodwill of $330 million. Also in the first quarter of 2019, Linde made a measurement period adjustment to the asset held for sale value of the Linde AG Americas businesses resulting in a decrease to assets held for sale and corresponding increase to goodwill of $280 million. As the company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will likely be recorded during the measurement period, but no later than one year from the date of the acquisition. The company will reflect measurement period adjustments in the period in which the adjustments are determined.
Therefore, final determination of the fair values will likely result in further adjustments to the values presented in the following table:

Millions of dollars	Estimated Fair Value
Assets
Cash and cash equivalents	$1,363
Accounts receivable – net	2,859
Inventories	1,452
Assets held for sale	5,227
Prepaid and other current assets	1,251
Property, plant and equipment	19,390
Equity investments	1,395
Goodwill	24,092
Other intangible assets	15,592
Other long-term assets	1,024
Total Assets Acquired	$73,645
Less: Liabilities Assumed
Accounts payable	$3,360
Short-term debt	1,177
Current portion of long-term debt	1,864
Accrued taxes	159
Liabilities of assets held for sale	676
Other current liabilities	3,016
Long-term debt	6,295
Other long-term liabilities	1,908
Deferred credits, including deferred income taxes	6,756
Total Liabilities Assumed	$25,211
Less: Noncontrolling Interests	5,146
Purchase Price (i)	$43,288

(i)	See above for the calculation of the purchase price.

Summary of Significant Fair Value Methods
The methods used to determine the fair value of significant identifiable assets and liabilities included in the preliminary allocation of purchase price are included in Note 3 to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2018. The excess of the consideration for the merger over the preliminary fair value of net assets acquired was recorded as goodwill. The merger resulted in the recognition of $24,092 million of goodwill, which is not deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, expanded market opportunities and cost and other operating synergies anticipated upon the integration of the operations of Praxair and Linde AG. The push down of goodwill to reporting units is not final and may differ from this preliminary determination.

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

The unaudited pro forma results include adjustments for the preliminary purchase accounting impact (including, but not limited to, depreciation and amortization associated with the acquired tangible and intangible assets, amortization of the fair value adjustment to investment in nonconsolidated affiliates, and reduction of interest expense related to the fair value adjustment to long-term debt along with the related tax and non-controlling interest impacts), the alignment of accounting policies, adjustments due to IFRS compliant reporting conversion to U.S. GAAP and the elimination of transactions between Praxair and Linde AG. The unaudited pro forma results presented below exclude the results of operations of the Linde AG merger-related divestitures (See Note 17) as these divestitures are reflected as discontinued operations. The Praxair merger-related divestitures (See Note 17) are included in the results from continuing operations, including the results from Praxair's European business through the disposition date of December 3, 2018, in the unaudited pro forma results presented below, for all periods presented, as these divestitures do not qualify for discontinued operations.

The unaudited pro forma results for the three months ended March 31, 2019 and 2018, prepared in accordance with ASC 805, are summarized below:

Millions of dollars	2019	2018
Sales *	$6,944	$7,401
Income from continuing operations	$483	$599
Diluted earnings per share from continuing operations	$0.88	$1.08
* 2019 includes sales and income from continuing operations from the company's merger-related divestitures of $30 million and $5 million, respectively (2018 includes $435 million and $91 million, respectively).
Significant nonrecurring amounts reflected in the pro forma results are as follows:
For the quarter ended March 31, 2018, Praxair Inc., and Linde AG collectively incurred pre-tax costs of $60 million to prepare for and close the merger. These costs were reflected within the results of operations in the pro forma results as if they were incurred on January 1, 2017. Any costs incurred related to merger-related divestitures and integration and to prepare for the intended business separations were reflected in the pro-forma results in the period in which they were incurred.
The company incurred pre-tax charges of $10 million ($8 million after tax) and $51 million ($40 million after tax) in 2019 related to the fair value step-up of inventories acquired and sold as well as a pension settlement due to payments to certain participants as a result of change in control provisions within a U.S. nonqualified pension plan, respectively. The 2019 pro forma results were adjusted to exclude these charges as these costs were reflected within the results of operations in the pro formas results as if they were incurred on January 1, 2017.
Non-Merger Related Acquisitions
Acquisitions were $152 million, net of cash acquired, during the three months ended March 31, 2019, in the Americas. Acquisition activity was immaterial for the same period in 2018.
5. Supplemental Information
Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	March 31, 2019	December 31, 2018
Inventories
Raw materials and supplies	$355	$339
Work in process	323	321
Finished goods	989	991
Total inventories	$1,667	$1,651

6. Debt
The following is a summary of Linde's outstanding debt at March 31, 2019 and December 31, 2018:

(Millions of dollars)	March 31, 2019	December 31, 2018
SHORT-TERM
Commercial paper and U.S. bank borrowings	$216	$829
Other bank borrowings (primarily international)	723	656
Total short-term debt	939	1,485
LONG-TERM (a)
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
1.90% Notes due 2019 (b)	—	500
Variable rate notes due 2019	150	150
1.75% Euro denominated notes due 2019 (c)	560	578
4.25% AUD denominated notes due 2019	71	71
Variable rate notes due 2019	200	200
2.25% Notes due 2020	299	299
1.75% Euro denominated notes due 2020 (c)	1,154	1,185
0.634% Euro denominated notes due 2020	57	58
4.05% Notes due 2021	499	499
3.875% Euro denominated notes due 2021 (c)	732	755
3.00% Notes due 2021	498	498
0.250% Euro denominated notes due 2022 (c)	1,130	1,156
2.45% Notes due 2022	598	598
2.20% Notes due 2022	498	498
2.70% Notes due 2023	498	498
2.00% Euro denominated notes due 2023 (c)	786	805
5.875% GBP denominated notes due 2023 (c)	461	454
1.20% Euro denominated notes due 2024	616	628
1.875% Euro denominated notes due 2024 (c)	364	373
2.65% Notes due 2025	398	398
1.625% Euro denominated notes due 2025	556	568
3.20% Notes due 2026	725	725
3.434% Notes due 2026	195	195
1.652% Euro denominated notes due 2027	95	96
1.00% Euro denominated notes due 2028 (c)	858	861
1.90% Euro denominated notes due 2030	118	121
3.55% Notes due 2042	662	662
Other	10	10
International bank borrowings	303	291
Obligations under capital leases	116	81
	13,207	13,811
Less: current portion of long-term debt	(1,017)	(1,523)
Total long-term debt	12,190	12,288
Total debt	$14,146	$15,296

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

(b)	In February 2019, Linde repaid $500 million of 1.90% notes that became due.

(c)
March 31, 2019 and December 31, 2018 included a cumulative $34 million and $14 million fair value increase, respectively, related to hedge accounting. Refer to Note 7 - Financial Instruments for additional information.

On March 26, 2019 the company and certain of its subsidiaries entered into an unsecured revolving credit agreement ("the Credit Agreement") with a syndicate of banking institutions, which became effective on March 29, 2019. The Credit Agreement provides for total commitments of $5.0 billion, which may be increased up to $6.5 billion subject to receipt of additional commitments and satisfaction of customary conditions. There are no financial maintenance covenants contained within the Credit Agreement. The revolving credit facility expires on March 26, 2024 with the option to request two one-year extensions of the expiration date. In connection with the effectiveness of the Credit Agreement, Praxair and Linde AG terminated their respective existing revolving credit facilities. No borrowings were outstanding under the Credit Agreement as of March 31, 2019.
7. Financial Instruments
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
When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge, cash-flow hedge, or a net investment hedge. Currently, Linde designates all interest-rate and treasury-rate locks as hedges for accounting purposes; however, currency contracts are generally not designated as hedges for accounting purposes unless they are related to forecasted transactions. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively.
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of March 31, 2019, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2019 and December 31, 2018 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$6,813	$6,357	$68	$24	$25	$42
Forecasted transactions	739	945	13	15	10	17
Interest Rate/Cross-currency interest rate swaps	1,564	2,110	57	112	42	40
Commodity contracts	—	—	—	27	—	9
Total	$9,116	$9,412	$138	$178	$77	$108
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$618	$158	$11	$2	$8	$3
Interest Rate/Cross-currency interest rate swaps	301	—	2	—	9	—
Commodity contracts	—	—	14	—	3	—
Forward exchange transactions	58	—	—	—	1	—
Interest rate swaps	2,130	2,164	26	13	—	10
Total Hedges	$3,107	$2,322	$53	$15	$21	$13
Total Derivatives	$12,223	$11,734	$191	$193	$98	$121

(a)
Current assets of $108 million are recorded in prepaid and other current assets; long-term assets of $83 million are recorded in other long-term assets; current liabilities of $50 million are recorded in other current liabilities; and long-term liabilities of $48 million are recorded in other long-term liabilities.

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

Forecasted Transactions

Foreign currency contracts related to forecasted transactions consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on (1) forecasted purchases of capital-related equipment and services, (2) forecasted sales, or (3) other forecasted cash flows denominated in currencies other than the functional currency of the related operating units. For forecasted transactions that are designated as cash flow hedges, fair value adjustments are recorded to accumulated other comprehensive income ("AOCI") with deferred amounts reclassified to earnings over the same time period as the income statement impact of the associated purchase. For forecasted transactions that do not qualify for cash flow hedging relationships, fair value adjustments are recorded directly to earnings.

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

Commodity Contracts

Commodity contracts are entered into to manage the exposure to fluctuations in commodity prices, which arise in the normal course of business from its procurement transactions. To reduce the extent of this risk, Linde enters into a limited number of electricity, natural gas, and propane gas derivatives. The fair value adjustments on these contracts are recorded to AOCI and are eventually offset by the income statement impact of the underlying commodity purchase.

Net Investment Hedge

As of March 31, 2019, Linde has €1.05 billion ($1.17 billion) of Euro-denominated notes, of which €0.18 billion ($0.20 billion) is designated as a hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since hedge inception, exchange rate movements have reduced long-term debt by $206 million (long-term debt decreased by $4 million during the three months ended March 31, 2019), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income.
Interest Rate Swaps

Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability. The following table summarizes the outstanding interest rate swaps for Linde as of March 31, 2019:

	March 31, 2019		December 31, 2018
(Millions of dollars)	US$ Derivative Notional	Change in Fair Value (a)	US$ Derivative Notional	Change in Fair Value (a)
Underlying debt instrument:
1.00% Euro denominated notes due 2028	$505	$24	$516	$8
0.250% Euro denominated notes due 2022	337	2	344	2
2.00% Euro denominated notes due 2023	280	4	287	2
3.875% Euro denominated notes due 2021	281	1	287	1
5.875% GBP denominated notes due 2023	261	3	254	1
1.75% Euro denominated notes due 2019	225	(2)	229	(1)
1.75% Euro denominated notes due 2020	129	—	132	—
1.875% Euro denominated notes due 2024	112	2	115	1
	$2,130	$34	$2,164	$14
(a) In connection with the merger, Linde AG's assets and liabilities were measured at estimated fair value as of October 31, 2018.

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			March 31, 2019	December 31, 2018
Treasury Rate Locks
Underlying debt instrument:
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	$(11)	$(3)	$(3)
Total - pre-tax			$(3)	$(3)
Less: income taxes			1	1
After- tax amounts			$(2)	$(2)

(a)
The unrecognized gains / (losses) for the treasury rate locks are shown in AOCI and are being recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements. Refer to the table below summarizing the impact on the company’s consolidated statements of income and AOCI for current period gain (loss) recognition.

(b)	The notional amount of the treasury rate lock contract is equal to the underlying debt instrument.

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2019	2018
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$194	$36
Other balance sheet items	(2)	2
Total	$192	$38

* The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. Accordingly, the gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statements of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statements of income as other income (expenses)-net.

The following table summarizes the impacts of the company's derivatives designated as hedging instruments that impact AOCI:

Derivatives Designated as Hedging Instruments **

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Currency contracts:
Balance sheet items	$—	$—	$—	$—
Forecasted purchases	(17)	—	—	—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	—
Total - pre tax	$(17)	$—	$—	$—
Less: income taxes	3	—	—	—
Total - Net of Taxes	$(14)	$—	$—	$—

**The gains (losses) on net investment hedges are recorded as a component of AOCI within foreign currency translation adjustments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. The gains (losses) on treasury rate locks are recorded as a component of

AOCI within derivative instruments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. There was no ineffectiveness for these instruments during 2019 or 2018. The gains (losses) on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of less than $1 million are expected to be reclassified to earnings during the next twelve months.

8. Fair Value Disclosures
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Assets
Derivative assets	$—	$—	$191	$193	$—	$—
Investments and securities*	20	22	—	—	32	30
Total	$20	$22	$191	$193	$32	$30

Liabilities
Derivative liabilities	$—	$—	$98	$121	$—	$—

* Investments and securities are recorded in prepaid and other current assets in the company's condensed consolidated balance sheets.

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

The following table summarizes the changes in level 3 investments and securities for the three months ended March 31, 2019. Gains (losses) recognized in earnings are recorded to interest expense - net in the company's consolidated statements of income.

(Millions of dollars)	2019
Balance at January 1	$30
Gains (losses) recognized in earnings	2
Balance at March 31	$32

The fair value of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments.
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At March 31, 2019, the estimated fair value of Linde’s long-term debt portfolio was $13,340 million versus a carrying value of $13,207 million. At December 31, 2018, the estimated fair value of Linde’s long-term debt portfolio was $13,725 million versus a carrying value of $13,811 million. As Linde AG's assets and liabilities were measured at estimated fair value as of the merger date, differences between the carrying value and the fair value are insignificant; remaining differences are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

9. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Income from continuing operations, Income from discontinued operations, net of tax and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended March 31,
	2019	2018
Numerator (Millions of dollars)
Income from continuing operations	$435	$462
Income from discontinued operations, net of tax	82	—
Net Income – Linde plc	$517	$462
Denominator (Thousands of shares)
Weighted average shares outstanding	545,362	287,175
Shares earned and issuable under compensation plans	192	329
Weighted average shares used in basic earnings per share	545,554	287,504
Effect of dilutive securities
Stock options and awards	3,593	3,305
Weighted average shares used in diluted earnings per share	549,147	290,809
Basic earnings per share from continuing operations	$0.80	$1.61
Basic earnings per share from discontinued operations	$0.15	$—
Basic Earnings Per Share	$0.95	$1.61
Diluted earnings per share from continuing operations	$0.79	$1.59
Diluted earnings per share from discontinued operations	$0.15	$—
Diluted Earnings Per Share	$0.94	$1.59
Stock awards of 1,414,570 for the three months ended March 31, 2019 were antidilutive and therefore excluded in the computation of diluted earnings per share. There were no antidilutive shares for the three months ended March 31, 2018.
10. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows:

(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
Balance, December 31, 2018*	$9,174	$10,960	$5,295	$1,075	$370	$26,874
Measurement period adjustments*	280	—	(330)	—	(4)	(54)
Acquisitions	115	—	—	—	—	115
Foreign currency translation	(6)	(138)	50	—	(21)	(115)
Balance, March 31, 2019	$9,563	$10,822	$5,015	$1,075	$345	$26,820

* The final determination of the goodwill assignment to segments may result in further measurement period adjustments to the preliminary values recorded in the purchase accounting for the merger (See Note 4).

Goodwill is tested annually in the second quarter and when there is an indication of an impairment. Effective October 31, 2018, Praxair and Linde AG combined their respective business and became subsidiaries of Linde Plc. During the first quarter following the lifting of the “Hold Separate Order” on March 1, 2019, the company realigned the reporting units. An impairment analysis was performed immediately prior to the change and following the realignment of reporting units. Linde applied the FASB's accounting guidance which allows the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment (refer to Note 1 to the consolidated financial statements of Linde's 2018 Annual Report on Form 10-K). Based on the qualitative analysis, Linde’s impairment test determined that it was more likely than not that the fair value of each of its reporting units was substantially in excess of its carrying value. Therefore, further quantitative analysis was not required. Additionally, the company reviews the financial performance of its reporting units over the course of the year to assess whether circumstances have changed that would indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. In cases where an indication of impairment is determined to exist, the company completes an interim goodwill impairment test specifically for that reporting unit. As a result, no impairment was recorded and there were no indicators of impairment through March 31, 2019.
Changes in the carrying amounts of other intangibles for the three months ended March 31, 2019 were as follows:

(Millions of dollars)	Customer relationships	Brands/Tradenames	Other Intangible Assets	Total
Cost:
Balance, December 31, 2018 (1)	$13,288	$2,288	$1,366	$16,942
Additions	24	6	6	36
Foreign currency translation	(87)	(25)	(10)	(122)
Other	—	—	12	12
Balance, March 31, 2019	$13,225	$2,269	$1,374	$16,868
Less: Accumulated amortization
Balance, December 31, 2018	$(317)	$(22)	$(380)	$(719)
Amortization expense	(159)	(9)	(35)	(203)
Foreign currency translation	1	—	1	2
Other	—	—	(4)	(4)
Balance, March 31, 2019	$(475)	$(31)	$(418)	$(924)
Net balance at March 31, 2019	$12,750	$2,238	$956	$15,944

(1)	Final determination of the intangible asset values may result in measurement period adjustments to the preliminary values recorded in the purchase accounting for the merger (see Note 4).
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 26 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2019	$766
2020	993
2021	836
2022	804
2023	780
Thereafter	10,120
Total amortization related to finite-lived intangible assets	14,299
Indefinite-lived intangible assets at March 31, 2019	1,645
Net intangible assets at March 31, 2019	$15,944

11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters ended March 31, 2019 and 2018 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2019	2018	2019	2018
Amount recognized in Operating Profit
Service cost	$39	$12	$1	$—
Amount recognized in Net pension and OPEB cost, excluding service cost
Interest cost	68	26	2	1
Expected return on plan assets	(119)	(42)	—	—
Net amortization and deferral	14	18	(1)	(1)
Settlement charge (a)	51	—	—	—
	$14	$2	$1	$—
Net periodic benefit cost	$53	$14	$2	$—

(a) In the first quarter of 2019, benefits of $91 million were paid related to the settlement of a U.S. non-qualified plan that was triggered due to a change in control provision. Accordingly, Linde recorded a pension settlement charge of $51 million ($38 million after-tax or $0.07 per diluted share).
Linde estimates that 2019 required contributions to its pension plans will be in the range of $95 million to $160 million, of which $18 million have been made through March 31, 2019.

12. Commitments and Contingencies
Contingent Liabilities
Linde is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Linde has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 19 to the consolidated financial statements of Linde's 2018 Annual Report on Form 10-K).
Significant matters are:

•
During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, the company decided that it was economically beneficial to settle many of its outstanding federal tax disputes and such disputes were enrolled in the Refis Program, subject to final calculation and review by the Brazilian federal government. The company recorded estimated liabilities based on the terms of the Refis Program. Since 2009, Linde has been unable to reach final agreement on the calculations and initiated litigation against the government in an attempt to resolve certain items. Open issues relate to the following matters: (i) application of cash deposits and net operating loss carryforwards to satisfy obligations and (ii) the amount of tax reductions available under the Refis Program. It is difficult to estimate the timing of resolution of legal matters in Brazil.

•
At March 31, 2019 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $205 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais ($572 million) on White Martins, the Brazil-based subsidiary of Praxair, Inc. The fine was reduced to R$1.7 billion Brazilian reais ($442 million) due to a calculation error made by CADE. On September 14, 2015, the fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision on June 30, 2016.

Similarly, on September 1, 2010, CADE imposed a civil fine of R$237 million Brazilian reais ($62 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to R$188 million Brazilian reais ($49 million) due to a calculation error made by CADE. On May 6, 2014 the fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision on October 27, 2016.
Linde has strong defenses and is confident that it will prevail on appeal and have the fines overturned. Linde strongly believes that the allegations of anticompetitive activity against our current and former Brazilian subsidiaries are not supported by valid and sufficient evidence. Linde believes that this decision will not stand up to judicial review and deems the possibility of cash outflows to be extremely unlikely. As a result, no reserves have been recorded as management does not believe that a loss from this case is probable.

13. Segments

Effective October 31, 2018, Praxair and Linde AG completed the previously announced merger pursuant to the Merger Agreement, resulting in the formation of Linde plc (see Note 1 for additional information on the merger). As a result of the merger and effective with the lifting of the “Hold Separate Order” effective on March 1, 2019, new operating segments were created which are used by the company's Chief Operating Decision Maker ("CODM") to allocate company resources and assess performance. Linde’s operations consist of two major product lines: industrial gases and engineering/other. As further described in the following paragraph, Linde’s industrial gases operations are managed on a geographic basis, which represents three of the company's new reportable segments - Americas, EMEA (Europe/Middle East/Africa), and APAC (Asia/Pacific); a fourth reportable segment which represents the company's Engineering business, designs and manufactures equipment for air separation and other industrial gas applications specifically for end customers and is managed on a worldwide basis operating in all three geographic segments. Other consists of corporate costs and a few smaller businesses which individually do not meet the quantitative thresholds for separate presentation.
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
The company’s measure of profit/loss for segment reporting purposes remains unchanged - Segment operating profit. Segment operating profit is defined as operating profit excluding purchase accounting impacts of the Linde AG merger, inter-company royalties, and items not indicative of ongoing business trends. This is the manner in which the company’s CODM assesses performance and allocates resources. For a description of Linde's previous operating segments, refer to Note 20 to the consolidated financial statements of Linde's 2018 Annual Report on Form 10-K.

The table below presents sales and operating profit information about reportable segments and Other for the quarters ended March 31, 2019 and 2018. Prior periods presented have been recast to be consistent with the new segment structure:

	Quarter Ended March 31,
(Millions of dollars)	2019	2018
SALES(a)
Americas	$2,706	$1,850
EMEA	1,682	415
APAC	1,452	435
Engineering	636	—
Other	468	283
Total sales	$6,944	$2,983

	Quarter Ended March 31,
(Millions of dollars)	2019	2018
SEGMENT OPERATING PROFIT
Americas	$585	$483
EMEA	347	87
APAC	278	106
Engineering	78	—
Other	(59)	(4)
Segment operating profit	1,229	672
Transaction costs and other charges (Note 3)	(89)	(19)
Purchase accounting impacts - Linde AG	(531)	—
Total operating profit	$609	$653

(a)	Sales reflect external sales only. Intersegment sales were not material.

14. Equity and Noncontrolling Interests
Equity
A summary of the changes in total equity for three months ended March 31, 2019 and 2018 is provided below:

	Quarter Ended March 31,
(Millions of dollars)	2019			2018
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests (a)	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$51,596	$5,484	$57,080	$6,018	$493	$6,511
Net income (b)	517	36	553	462	9	471
Other comprehensive income (loss)	221	(67)	154	118	11	129
Noncontrolling interests:
Additions (reductions)	—	8	8	—	6	6
Dividends and other capital changes	—	(4)	(4)	—	(3)	(3)
Redemption value adjustments	—	—	—	(2)	—	(2)
Dividends to Linde plc ordinary share holders ($0.875 per share in 2019 and $0.825 per share in 2018)	(477)	—	(477)	(237)	—	(237)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	—	—	—	2	—	2
For employee savings and incentive plans	6	—	6	3	—	3
Purchases of common stock	(704)	—	(704)	—	—	—
Share-based compensation	16	—	16	4	—	4
Balance, end of period	$51,175	$5,457	$56,632	$6,368	$516	$6,884
(a) Noncontrolling interests includes approximately $3.2 billion relating to the 8% of Linde AG shares which were not tendered in the Exchange Offer and were intended to be the subject of a cash-merger squeeze-out. On April 8, 2019 Linde AG completed the merger squeeze-out of all of its minority shares. Refer to Note 18 for additional information.
(b) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests of $1 million for both the three months ended March 31, 2019 and March 31, 2018 which is not part of total equity (see redeemable noncontrolling interests section below).
The components of AOCI are as follows:

	March 31,	December 31,
(Millions of dollars)	2019	2018
Cumulative translation adjustment - net of taxes:
Americas	$(3,318)	$(3,375)
EMEA	(246)	105
APAC	8	(114)
Engineering	(17)	40
Other	182	(246)
	(3,391)	(3,590)
Derivatives - net of taxes	(16)	(2)
Unrealized gain (loss) on securities	(9)	(1)
Pension / OPEB funded status obligation (net of $274 million and $292 million tax benefit in March 31, 2019 and December 31, 2018, respectively)	(819)	(863)
	$(4,235)	$(4,456)

Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put/sell options, that are not solely within the company’s control (“redeemable noncontrolling interests”) are reported separately in the condensed consolidated balance sheets at the greater of carrying value or redemption value. For redeemable noncontrolling interests that are not yet exercisable, Linde calculates the redemption value by accreting the carrying value to the redemption value over the period until exercisable. If the redemption value is greater than the carrying value, any increase is adjusted directly to equity and does not impact net income.
At March 31, 2019 and 2018, redeemable noncontrolling interests includes one packaged gas distributor in the United States where the noncontrolling shareholder has a put option.
Following is a summary of the changes in redeemable noncontrolling interests for the three months ended March 31, 2019 and 2018:

(Millions of dollars)	2019	2018
Balance, January 1	$15	$11
Net income	1	1
Distributions to noncontrolling interest and other	(1)	(1)
Redemption value adjustments/accretion	—	2
Balance, March 31	$15	$13

15. Revenue Recognition

Revenue is accounted for in accordance with ASC 606. Revenue is recognized as control of goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to receive in exchange for the goods or services.
Contracts with Customers
Approximately 84% of Linde's consolidated sales are generated from industrial gases and related products in 3 geographic segments (Americas, APAC, and EMEA) and the remaining 16% is related primarily to the Engineering segment, and to a lesser extent Other (see Note 13 for details of the creation of new operating segments). Linde serves a diverse group of industries including healthcare, petroleum refining, manufacturing, food, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment.
Industrial Gases
Within each of the company’s geographic segments for industrial gases, there are three basic distribution methods: (i) on-site or tonnage; (ii) merchant or bulk liquid; and (iii) packaged or cylinder gases. The distribution method used by Linde to supply a customer is determined by many factors, including the customer’s volume requirements and location. The distribution method generally determines the contract terms with the customer and, accordingly, the revenue recognition accounting practices. Linde's primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). These products are generally sold through one of the three distribution methods.
Following is a description of each of the three industrial gases distribution methods and the respective revenue recognition policies:
On-site. Customers that require the largest volumes of product and that have a relatively constant demand pattern are supplied by cryogenic and process gas on-site plants. Linde constructs plants on or adjacent to these customers’ sites and supplies the product directly to customers by pipeline. Where there are large concentrations of customers, a single pipeline may be connected to several plants and customers. On-site product supply contracts generally are total requirement contracts with terms typically ranging from 10-20 years and contain minimum purchase requirements and price escalation provisions. Many of the cryogenic on-site plants also produce liquid products for the merchant market. Therefore, plants are typically not dedicated to a single customer. Additionally, Linde is responsible for the design, construction, operations and maintenance of the plants and our customers typically have no involvement in these activities. Advanced air separation processes also allow on-site delivery to customers with smaller volume requirements.
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
Merchant. Merchant deliveries generally are made from Linde's plants by tanker trucks to storage containers at the customer's site. Due to the relatively high distribution cost, merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced. Merchant argon, hydrogen and helium can be shipped much longer distances. The customer agreements used in the merchant business are usually three-to seven-year supply agreements based on the requirements of the customer. These contracts generally do not contain minimum purchase requirements or volume commitments.
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $305 million and $283 million at March 31, 2019 and December 31, 2018, respectively. Total contract liabilities are $1,864 million at March 31, 2019 (current of $1,719 million and $145 million within other long-term liabilities in the condensed consolidated balance sheets). Total contract liabilities were $1,934 million at December 31, 2018 (current contract liabilities of $1,546 million, $234 million classified as deferred income within other current liabilities and $154 million in other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the quarter ended March 31, 2019 that was included in the contract liability at December 31, 2018 was $193 million. Contract assets and liabilities primarily relate to the Linde Engineering business acquired in the merger. The industrial gases business does not have material contract assets or liabilities.
Payment Terms and Other
Linde generally receives payment after performance obligations are satisfied, and customer prepayments are not typical. Payment terms vary based on the country where sales originate and local customary payment practices. Linde does not offer extended financing outside of customary payment terms. Contract asset and liability balances and the changes in these balances are not material. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue producing transactions are presented on a net basis and are not included in sales within the consolidated statement of income. Additionally, sales returns and allowances are not a normal practice in the industry and are not significant.

Disaggregated Revenue Information
As described above and in Note 20 to Linde's 2018 Form 10-K, the company manages its industrial gases business on a geographic basis, while the Engineering and Other businesses are generally managed on a global basis. Furthermore, the company believes that reporting sales by distribution method by reportable geographic segment best illustrates the nature, timing, type of customer, and contract terms for its revenues, including terms and pricing.
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarters ended March 31, 2019 and March 31, 2018.

(Millions of dollars)	March 31, 2019
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$704	$427	$497	$—	$31	$1,659	24%
On-Site	703	377	530	—	—	1,610	23%
Packaged Gas	1,287	874	393	—	—	2,554	37%
Other	12	4	32	636	437	1,121	16%
	$2,706	$1,682	$1,452	$636	$468	$6,944	100%

(Millions of dollars)	March 31, 2018
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$694	$148	$138	$—	$30	$1,010	34%
On-Site	559	81	245	—	—	885	30%
Packaged Gas	591	184	51	—	—	826	28%
Other	6	2	1	—	253	262	8%
	$1,850	$415	$435	$—	$283	$2,983	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. The company estimates the consideration related to minimum purchase requirements is approximately $45 billion. This amount excludes all sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements are estimated to be earned in the next five years and the remaining thereafter.

16. Leases
In the normal course of its business, Linde enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Total lease and rental expenses related to operating lease right of use assets for the quarter ended March 31, 2019 was $94 million and the costs are included in selling, general and administrative expenses and cost of sales, exclusive of depreciation and amortization. The related assets and obligations are included in other long term assets and other current liabilities and other long term liabilities, respectively. Total lease and rental expenses related to finance lease right of use assets for the quarter ended March 31, 2019 were $6 million and the costs are included in depreciation and amortization, and interest. Related assets and obligations are included in property, plant and equipment - net and debt, respectively. Linde includes renewal options that are reasonably certain to be exercised as part of the lease term.

As most leases do not provide an implicit rate, Linde uses the applicable incremental borrowing rate at lease commencement to measure lease liabilities and right-of-use assets. Linde determines incremental borrowing rates through market sources.

The company has elected to apply the short-term lease exception for all underlying asset classes. Short-term leases are leases that, at the commencement date, have a lease term of twelve months or less and do not include a purchase option that the lessee is reasonably certain to exercise. Leases that meet the short-term lease definition are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term.

Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance. The company does not have material variable lease payments.

The operating lease expense for the quarter ended March 31, 2019, which exclude short-term and variable lease expenses, as those expenses are immaterial, was $84 million. Costs related to finance leases for this period were immaterial.

Gains and losses on sale and leaseback transactions were immaterial. Operating cash flows from operating leases for the three months ended March 31, 2019 were $85 million. Cash flows from finance leases for the same period were immaterial.

Supplemental balance sheet information related to leases is as follows:

(Millions of dollars)	March 31, 2019
Operating leases
Operating lease right-of-use assets	$1,113

Other current liabilities	271
Other long-term liabilities	795
Total operating lease liabilities	$1,066

Finance leases
Finance lease right-of-use assets	$118

Current portion of long-term debt	30
Long-term debt	86
Total finance lease liabilities	$116
Supplemental operating lease information:

March 31, 2019
Weighted average lease term (years)	7 years
Weighted average discount rate	2.78%
Future operating and financing lease payments as of March 31, 2019 are as follows (millions of dollars):

Period	Operating Leases	Finance Leases
Remaining 2019	$261	$22
2020	223	21
2021	176	17
2022	134	13
2023	90	7
Thereafter	244	66
Total future undiscounted lease payments	$1,128	$146
Less imputed interest	(62)	(30)
Total reported lease liability	$1,066	$116

Prior to the adoption of the new lease accounting standard, operating and finance lease commitments on an undiscounted basis were approximately $1.3 billion and $104 million, respectively, at December 31, 2018 under long-term non-cancelable leases. The amounts payable for operating leases were as follows:

(Millions of dollars)	Operating Leases
2019	$305
2020	236
2021	186
2022	145
2023	102
Thereafter	326
$1,300
In limited instances Linde acts as a lessor, primarily for assets to provide industrial gas to specific customers. These leases are not significant to the condensed consolidated balance sheets or consolidated statements of income.

17. Merger-related Divestitures, Discontinued Operations and Net Assets Held for Sale
As described in Note 1, as a condition of the European Commission ("EC"), the U.S. Department of Justice ("DOJ"), and other governmental regulatory authorities approval of the merger, Linde plc, Praxair and Linde AG were required to divest the following businesses:

Praxair Merger-Related Divestitures - Primarily European Industrial Gases Business

As a condition of the EC regulatory approval of the merger transaction, Praxair agreed to sell the majority of its industrial gases business in Europe. The sale was completed on December 3, 2018 (see Note 4 to Linde's 2018 Form 10-K).

Additionally, to satisfy regulatory requirements in other jurisdictions, Praxair agreed to sell certain operations in Chile, China, India and South Korea. The Chilean business was sold as part of the Linde AG Americas SPA (as defined below) and other sales are expected during 2019. Effective October 22, 2018, the date of final regulatory approvals, these businesses have been accounted for as Assets Held for Sale on the Condensed Consolidated Balance Sheets. These businesses were evaluated for discontinued operations accounting treatment under U.S. GAAP and it was determined that they did not meet the definition of a discontinued operation as these transactions did not represent a strategic shift with a major effect, after considering the impact of the merger.

Linde AG Merger-Related Divestitures - Primarily Americas Industrial Gases Business
As a condition of the U.S. regulatory approval of the merger, Linde AG agreed to sell the majority of its industrial gases business in the Americas, as described below:

•
The Linde AG Americas Sales and Purchase Agreement, dated July 16, 2018, as and further amended on September 22, 2018, October 19, 2018, and February 20, 2019 whereby Linde AG and Praxair, Inc. entered into an agreement with a consortium comprising companies of the German industrial gases manufacturer Messer Group and CVC Capital Partners Fund VII to sell the majority of Linde AG’s industrial gases business in North America and certain industrial gases business activities of Linde AG's in South America for approximately $2.9 billion in net cash consideration after purchase price adjustments for certain items relating to assets and liabilities of the sold businesses. In addition, divestitures include approximately $0.5 billion of proceeds for incremental plant sales within the Americas under other agreements. These transactions were completed on March 1, 2019.

•	Various transactions within China, India and South Korea. The sale of Linde AG's South Korean business was completed on April 30, 2019 (see Note 18).

The net carrying value of Linde AG's Americas business assets and liabilities divested on March 1, 2019 is presented below:

Millions of dollars	Carrying Value
Assets
Cash and cash equivalents	$200
Accounts receivable – net	479
Inventories	181
Prepaid and other current assets	409
Property, plant and equipment – net	1,590
Equity investments	37
Goodwill	3
Other intangible assets – net	10
Other long-term assets	76
Asset adjustments for estimated fair value	1,650
Total Assets Divested	$4,635
Liabilities
Accounts payable	$94
Accrued taxes	60
Other current liabilities	767
Long-term debt	2
Other long-term liabilities	98
Deferred credits	177
Total Liabilities Divested	$1,198
Cumulative translation adjustment, net of taxes	12
Net Assets Divested	$3,449

Discontinued Operations
Only the sales of the Linde AG merger-related divestitures meet the criteria for discontinued operations, Praxair merger-related divestitures do not qualify as discontinued operations. As such, operations related to the Linde AG merger-related divestitures are included within Income from discontinued operations, net of tax for periods subsequent to the merger until the respective sale transactions are completed, as summarized below:

Millions of dollars	Quarter ended March 31, 2019
Net sales	$424
Cost of sales	247
Other operating costs	43
Operating profit	$134
Income from equity investments	2
Income taxes	47
Income from discontinued operations, net of tax	$89
Noncontrolling interests	(7)
Income from discontinued operations, net of tax and noncontrolling interests	$82

For the quarter ended March 31, 2019 there were no material amounts of depreciation, amortization, capital expenditures, or significant operating or investing non-cash items related to discontinued operations.

Net Assets Held for Sale

Net assets held for sale includes both the Linde AG merger-related divestitures that meet the criteria for discontinued operations and the Praxair merger-related divestitures that do not. As of March 31, 2019 and December 31, 2018, the following assets and liabilities are reported as components of the net assets held for sale in the condensed consolidated balance sheets:

Millions of dollars	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$—	$182
Accounts receivable – net	71	297
Inventories	29	209
Prepaid and other current assets	1	54
Property, plant and equipment – net	545	2,005
Other Assets	68	187
Asset adjustments for estimated fair value (Note 4)	1,018	2,564
Total Assets Classified as Assets Held for Sale	$1,732	$5,498
Liabilities
Accounts payable	10	125
Deferred credits	35	206
Other liabilities	58	437
Total Liabilities Classified as Assets Held for Sale	103	768
Net Assets Classified as Held for Sale	$1,629	$4,730

18. Subsequent Events

Squeeze-out Transaction

On April 8, 2019 Linde plc’s subsidiary Linde AG completed the merger squeeze-out of all its minority shares for cash consideration of €189.46 per share. The total payment for the squeeze-out was $3.2 billion (€2.8 billion) (see Note 14). Additionally, the trading of Linde AG (FWB: LNA) shares on the Frankfurt Stock Exchange and other German exchanges was discontinued.

Linde Korea Divestiture

On April 30, 2019 Linde completed the sale of selected assets of Linde Korea to IMM Private Equity Inc., in accordance with the recent merger between Linde AG and Praxair, Inc. and the Korea Fair Trade Commission. The assets divested include bulk and on-site business in Giheung, Pohang and Seosansites as well as oxygen and nitrogen on-site generators. The sale price of $1.2 billion will be subject to customary adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger of Praxair, Inc. and Linde AG

Linde plc ("Linde") is a public limited company formed under the laws of Ireland in 2017 in accordance with the requirements of the business combination agreement between Praxair, Inc. ("Praxair") and Linde Aktiengesellschaft ("Linde AG"). On October 31, 2018 Praxair and Linde AG combined their respective businesses through an all-stock transaction, and became subsidiaries of Linde plc (collectively referred to as the “business combination” or "merger"). The business combination of Praxair and Linde AG has been accounted for using the acquisition method of accounting under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 805, “Business Combinations,” with Praxair representing the accounting acquirer under this guidance. Accordingly, the historical financial statements of Praxair for the periods prior to the merger are considered to be the historical financial statements of Linde. The results of Linde AG are included in Linde’s consolidated results from the merger date forward. The Linde shares trade on the New York Stock Exchange and the Frankfurt Stock Exchange under the ticker symbol “LIN”. See Notes 1 and 4 to the unaudited consolidated financial statements for additional information.

In connection with the business combination, the company, Praxair and Linde AG, entered into various agreements with regulatory authorities to satisfy anti-trust requirements to secure approval to consummate the business combination. These agreements required the sale of the majority of Praxair’s European businesses (completed on December 3, 2018), a significant portion of Linde AG’s Americas business (completed on March 1, 2019), as well as certain divestitures of other Praxair and Linde AG businesses in Asia that are currently expected to be sold in 2019 (collectively, the “merger-related divestitures”). In the consolidated financial statements included in Item I, Praxair’s merger-related divestitures are included in the results of operations until sold and Linde AG’s merger-related divestitures are accounted for as discontinued operations. See Notes 1 and 17 to the consolidated financial statements included in Item I for additional information relating to merger-related divestitures.

Additionally, to obtain merger approval in the United States Linde, Praxair and Linde AG entered into an agreement with the U.S. Federal Trade Commission dated October 1, 2018 (“hold separate order” or “HSO”). Under the HSO, the company, Praxair and Linde AG agreed to continue to operate Linde AG and Praxair as independent, ongoing, economically viable, competitive businesses held separate, distinct, and apart from each other’s operations; and not coordinate any aspect of their operations until certain divestitures in the United States were completed. Accordingly, Linde has accounted for Linde AG as a separate segment for 2018 reporting purposes effective with the merger date. Prior to the merger date, the company’s Linde AG segment did not exist. Since the FTC hold separate order restrictions were lifted effective March 1, 2019, the company subsequently implemented a new segment structure as follows: Americas; EMEA (Europe/Middle East/Africa); APAC (Asia/Pacific), and Engineering. This new management organization structure was implemented during the first quarter 2019 and, accordingly, segment information has been retrospectively recast for all prior periods.

Items Affecting Comparability
Because Praxair and Linde AG combined their respective businesses effective with the merger date of October 31, 2018, the quarter ended March 31, 2019 reflects the results and cash flows of the combined business, while the quarter ended March 31, 2018 includes only Praxair. Due to the size of Linde AG’s businesses prior to the merger, the reported results for 2019 and 2018 quarters are not comparable. The balance sheets at March 31, 2019 and December 31, 2018 are comparable because both periods reflect the merger.
Pro Forma Income Statement Information
Therefore, to assist with a discussion of the 2019 and 2018 results on a comparable basis, certain supplemental unaudited pro forma income statement information is provided on both a consolidated and segment basis (referred to as "Pro Forma Income Statement Information" or "pro forma information").
The pro forma information has been prepared on a basis consistent with Article 11 of Regulation S-X, assuming the merger and merger-related divestitures had been consummated on January 1, 2017. In preparing this pro forma information, the historical financial information has been adjusted to give effect to pro forma Adjustments that are (i) directly attributable to the business combination and other transactions presented herein, such as the merger-related divestitures, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined entity’s consolidated results. The pro forma information is based on management's assumptions and is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combination and merger-related divestitures had occurred as of the dates indicated or what the results would be for any future periods. Also, the pro forma information does not include the impact of any revenue, cost or other operating synergies that may result from the business combination or any related restructuring costs.

Non-GAAP Measures
Adjusted pro forma Amounts are Non-GAAP measures are also presented and include certain non-GAAP adjustments which are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management use to help evaluate the company’s operating performance. Items which the company does not believe to be indicative of on-going business performance are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these Non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.
The pro forma Income Statement Information and the Non-GAAP measures and reconciliations are separately included in a later section in the MD&A titled "Supplemental pro forma Income Statement Information" and "Non-GAAP Measures and Reconciliations".
Consolidated Results
The following table provides summary information for the three months ended March 31, 2019 and 2018. The reported amounts are GAAP amounts from the Condensed Consolidated Statement of Operations. The pro forma and Adjusted pro forma Amounts are intended to supplement investors' understanding of the of the company's financial information and are not a substitute for GAAP measures:

	Reported amounts (GAAP)			Pro forma Amounts (b)
	Quarter Ended March 31,			Quarter Ended March 31,
(Millions of dollars, except per share data)	2019	2018	Variance	2019	2018	Variance
Sales	$6,944	$2,983	133%	$6,914	$6,941	—%
Cost of sales, exclusive of depreciation and amortization	4,116	1,661	148%	4,084	4,132	(1)%
Gross margin (a)	2,828	1,322	114%	2,830	2,809	1%
As a percent of sales	40.7%	44.3%		40.9%	40.5%
Selling, general and administrative	879	310	184%	878	904	(3)%
As a percent of sales	12.7%	10.4%		12.7%	13.0%
Depreciation and amortization	1,223	311	293%	1,223	1,238	(1)%
Transaction costs and other charges (b)	89	19		33	—
Other income (expense) - net	18	(5)		18	82
Operating profit	609	653	(7)%	668	699	(4)%
Operating margin	8.8%	21.9%		9.7%	10.1%
Interest expense - net	23	46	(50)%	23	72	(68)%
Net pension and OPEB cost (benefit), excluding service cost	15	2	650%	(36)	(38)	(5)%
Effective tax rate	24.5%	24.5%		22.6%	25.7%
Income from equity investments	34	15	127%	34	14	143%
Noncontrolling interests from continuing operations	(30)	(10)	200%	(30)	1
Income from continuing operations	$435	$462	(6)%	$531	$509	4%
Diluted earnings per share from continuing operations	$0.79	$1.59	(50)%	$0.97	$0.92	5%
Diluted shares outstanding	549,147	290,809	89%	549,147	555,151	(1)%
Number of employees	80,699	26,550
				Adjusted Pro forma Amounts (c)
Operating profit				$1,222	$1,206	1%
Operating margin				17.7%	17.4%
Income from continuing operations				$927	$837	11%
Diluted earnings per share from continuing operations				$1.69	$1.51	12%

Other Financial Data (c)
EBITDA and pro forma EBITDA from continuing operations	$1,866	$979	91%	$1,925	$1,951	(1)%
As percent of sales	26.9%	32.8%		27.8%	28.1%	(1)%
Adjusted pro forma EBITDA from continuing operations				$1,972	$1,916	3%
As percent of sales				28.5%	27.6%	3%
(a) Gross margin excludes depreciation and amortization expense.
(b) Pro forma Amounts are supplemental to the GAAP presentations and are prepared on a basis consistent with Article 11 of Regulation S-X. See "Supplemental Pro forma Income Statement Information" and "Non-GAAP Reconciliations" sections of this MD&A.

(c) Adjusted pro forma Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to Adjusted pro forma Amounts can be found in the "Supplemental pro forma Income Statement Information" and "Non-GAAP Reconciliations" sections of this MD&A.

Reported
In the first quarter of 2019, Linde's reported sales were $6,944 million, 133% above the prior–year quarter primarily due to the merger. Reported operating profit for the first quarter of 2019 of $609 million, or 8.8% of sales, was 7% below the prior-year quarter primarily due to the merger and related purchase accounting impacts. The reported EBITDA margin was 26.9% for the 2019 first quarter versus 32.8% in the 2018 quarter; the decrease is due to the merger. The reported effective tax rate ("ETR") was 24.5% which is consistent with the prior year quarter. Diluted earnings per share from continuing operations ("EPS") was $0.79, or 50% below reported EPS of $1.59 in the first quarter of 2018 primarily due to the lower income from continuing operations, including purchase accounting impacts, and higher diluted shares outstanding, both as a result of the merger.

Pro forma and Adjusted pro forma
In the first quarter of 2019, Linde's pro forma sales were $6,914 million, which were flat versus the prior year as growth from higher volumes and price was largely offset by unfavorable currency translation. Pro forma operating profit was $668 million, 9.7% of sales and 4% lower than the pro forma prior-year quarter. Both periods included the impact of purchase accounting and other charges. Excluding these items, adjusted pro forma operating profit was $1,222 million, 17.7% of sales and 1% above the 2018 adjusted pro forma first quarter. The company's pro forma EBITDA margin was 27.8% for the 2019 first quarter versus 28.1% in the 2018 quarter; and adjusted pro forma EBITDA margin was 28.5% for the first quarter 2019 versus 27.6% in the 2018 quarter. The pro forma ETR was 22.6% in the first quarter 2019 versus 25.7% in the 2018 quarter while adjusted pro forma ETR was 23.5% in the first quarter of 2019 versus 26.1% in the first quarter of 2018. On an adjusted pro forma basis, EPS was $1.69, 12% above the 2018 adjusted pro forma EPS of $1.51, driven by higher adjusted pro forma income from continuing operations.
Outlook

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Linde believes that its sale of gas project backlog is one indicator of future sales growth. At March 31, 2019, Linde’s backlog of large projects under construction was $3.5 billion. APAC and Americas represent 48 percent and 42 percent of the backlog, respectively, with the remaining backlog in EMEA. This represents the total estimated capital cost of large plants under construction. These plants will primarily supply customers in the electronics, chemicals and energy end-markets.

Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended March 31, 2019 vs. 2018
	% Change
	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume	1%	3%
Price/Mix	3%	2%
Cost pass-through	—%	—%
Currency	(3)%	(5)%
Acquisitions/divestitures	132%	—%
Other	—%	—%
	133%	—%

Sales
Reported sales increased $3,961 million, or 133%, for the first quarter primarily due to the merger, and on a pro forma basis decreased $27 million and were relatively flat versus the 2018 period.

On a reported basis, sales increased 133%, primarily due to the merger. Volume increased sales by 1% in the quarter primarily driven by higher volumes in the APAC segment, including an equipment sale in Korea and new project start-ups in China. Higher pricing, primarily in the Americas and APAC segments contributed 3% to sales in the quarter. Currency translation decreased sales by 3% in the quarter driven by the weakening of the Brazilian real, Argentine peso, Canadian dollar and Chinese yuan against the U.S. dollar.

On a pro forma basis, sales were relatively flat year over year. Higher volume contributed 3% to sales in the quarter primarily driven by higher volumes in the APAC segment, including an equipment sale in Korea and new project start-ups in China. Higher pricing across the gases segments contributed 2% to sales in the quarter. Unfavorable currency translation, primarily driven by the weakening of the Euro, British pound, Chinese yuan and Brazilian real decreased sales by 5% in the quarter.

Gross margin
Reported gross margin increased $1,506 million, or 114%, for the first quarter of 2019 primarily due to the merger and on a pro forma basis increased $21 million versus the 2018 period.

On a reported basis, gross margin as a percentage of sales decreased to 40.7% from 44.3% versus the 2018 period, due primarily to merger impacts and the impact of a lower margin equipment sale in Korea.

On a pro forma basis, the gross margin as a percentage of sales increased slightly to 40.9% from 40.5% in the 2018 period primarily due to higher price.

Selling, general and administrative expenses
Reported selling, general and administrative expense ("SG&A") increased $569 million, or 184%, for the first quarter of 2019 primarily due to the merger, and on a pro forma basis, decreased $26 million, or 3%, versus the 2018 period.

On a reported basis, SG&A increased 184% primarily due to the merger. SG&A was 12.7% of sales in 2019 versus 10.4% of sales in 2018, primarily due to the merger.

On a pro forma basis, SG&A decreased 3% and was 12.7% of sales in 2019 versus 13.0% in 2018. Currency impacts decreased SG&A by approximately $45 million which was partially offset by higher incentives and cost inflation. SG&A decreased as a percentage of sales due primarily to productivity improvements.

Depreciation and amortization
Reported depreciation and amortization expense increased $912 million, or 293%, for the first quarter 2019 primarily due to the merger including purchase accounting impacts; and on a pro forma basis decreased $15 million, or 1%, versus the 2018 period.

On a reported basis, depreciation and amortization increased by $912 million. The increase is primarily due to the merger, including $521 million of purchase accounting impacts related to the fair value of fixed assets and intangible assets acquired in the merger.

On a pro forma basis, depreciation and amortization decreased $15 million. Currency movements decreased depreciation and amortization by approximately $61 million. Excluding currency effects, depreciation and amortization expense increased approximately $46 million for the quarter primarily driven by large project start-ups.

Transaction costs and other charges
Linde recorded transaction costs and other charges of $89 million and $19 million for the first quarter 2019 and 2018, respectively, primarily related to the merger and synergy-related costs (see Note 3 to the condensed consolidated financial statements).

On an adjusted pro forma basis, these costs have been eliminated in both periods as the costs are directly related to the merger and are non-recurring in nature.

Other income (expense) - net
Reported Other income (expense) – net was $18 million income for the first quarter 2019 compared to $5 million expense in the 2018 period.

Operating profit
Reported operating profit decreased $44 million, or 7%, for the first quarter of 2019 primarily due to the merger, including purchase accounting impacts; and on an adjusted pro forma basis increased $16 million, or 1% versus the 2018 period.

On a reported basis, operating profit decreased $44 million, or 7%. The first quarter 2019 included Linde AG's operating results which were offset by $531 million of purchase accounting charges primarily for additional depreciation and amortization, and included $89 million in merger and synergy-related charges. The first quarter 2018 included $19 million of merger-related charges. Excluding these impacts, operating profit increased slightly as the impacts of higher pricing and volumes were largely offset by unfavorable currency impacts and cost inflation. A discussion of operating profit by segment is included in the segment discussion that follows.

On an adjusted pro forma basis, which excludes the impacts of purchase accounting, merger and synergy-related charges, and a $51 million gain related to Linde AG's sale of a business in the 2018 first quarter, operating profit increased 1%. Higher price and volumes increased operating profit in the 2019 first quarter which was largely offset by unfavorable currency impacts and cost inflation.

Interest expense - net
Reported interest expense - net decreased $23 million, or 50%, for the first quarter, and on an adjusted pro forma basis decreased $47 million, or 48%, versus the 2018 period.

On a reported basis, interest expense - net decreased $23 million and included a decrease of $27 million related to purchase accounting impacts on the fair value of debt acquired in the merger. Excluding this purchase accounting impact, reported interest expense increased $4 million, or 9%, primarily due to interest on debt acquired in the merger, largely offset by higher interest income on cash balances.

On an adjusted pro forma basis, interest expense - net decreased $47 million primarily due to lower debt levels and higher interest income on cash balances.

Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost, excluding service cost increased $13 million, or 650%, for the first quarter versus the 2018 period.

On a reported basis, net pension and OPEB cost, excluding service cost increased $13 million and included the impact of a $51 million charge related to the settlement of a U.S. non-qualified plan (see Note 11 to the condensed consolidated financial statements). Excluding the impact of the settlement charge, net pension and OPEB cost, excluding service cost decreased $38 million primarily due to the impact of pension and OPEB plans acquired in the merger.

On an adjusted pro forma basis, net pension and OPEB (benefit), excluding service cost decreased $2 million, or 5%, versus the 2018 period.

Effective tax rate
The reported effective tax rate ("ETR") for the first quarter 2019 was 24.5% which was consistent with the 2018 period.

On an adjusted pro forma basis, the ETR for the first quarter of 2019 and 2018 was 23.5% and 26.1%, respectively.

Income from equity investments
Reported income from equity investments for the first quarters of 2019 and 2018 was $34 million and $15 million, respectively, related largely to investments in Asia and Europe. This increase is related to the merger.

On an adjusted pro forma basis, income from equity investments for the three months ended March 31, 2019 and 2018 was $48 million and $30 million, respectively. The increase is primarily related to increased earnings from equity investments in Europe.

Noncontrolling interests from continuing operations
At March 31, 2019, noncontrolling interests from continuing operations consisted primarily of non-controlling shareholders' investments in Asia (primarily China) and surface technologies.

Reported noncontrolling interests from continuing operations increased $20 million for the first quarter ended March 31, 2019 versus the respective 2018 period, primarily driven by the merger.

On an adjusted pro forma basis, noncontrolling interests from continuing operations increased $4 million to $45 million for the first quarter driven by higher income from continuing operations.

Income from continuing operations
Reported income from continuing operations decreased $27 million, or 6%, for the first quarter 2019 versus the 2018 period, primarily due to lower operating profit. Other impacts related to interest - net; net pension and OPEB cost, excluding service cost; income taxes; income from equity investments; and noncontrolling interests largely offset in total.

On an adjusted pro forma basis, which excludes the impacts of purchase accounting and other non-GAAP adjustments, income from continuing operations increased $90 million, or 11%, primarily due to slightly higher adjusted pro forma operating profit, lower adjusted pro forma interest expense-net, lower adjusted pro forma ETR, and higher adjusted pro forma income from equity investments.

Diluted earnings per share from continuing operations
Reported Diluted earnings per share from continuing operations of $0.79 decreased $0.80, or 50%, for the first quarter 2019 versus the 2018 period, primarily due to higher shares outstanding as a result of the merger and lower income from continuing operations, including purchase accounting impacts.

On an adjusted pro forma basis, diluted EPS of $1.69 increased 12% for the first quarter 2019 versus the 2018 period primarily due to higher adjusted pro forma income from continuing operations.

Employees
The number of employees at March 31, 2019 was 80,699, an increase of 54,149 employees from March 31, 2018 primarily driven by an increase of approximately 56,000 related to the merger partially offset by a decrease of approximately 2,500 from the divestiture of Praxair's European industrial gases business.

Other Financial Data

EBITDA increased to $1,866 million for the first quarter 2019 from $979 million for the first quarter of 2018 primarily due to the merger.

Adjusted pro forma EBITDA increased $56 million to $1,972 million for the first quarter 2019 from $1,916 million for the first quarter 2018 primarily due to higher income from continuing operations plus depreciation and amortization versus the prior year period.

See the "Supplemental Pro Forma Income Statement Information" for pro forma amounts and "Non-GAAP Reconciliations" for adjusted pro forma amounts sections below for definitions and reconciliations of these pro forma and adjusted pro forma non-GAAP measures to reported GAAP amounts.

Other Comprehensive Income (Loss)

Other comprehensive income for the first quarter of 2019 of $154 million resulted primarily from favorable currency translation adjustments of $132 million. The favorable translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the weakening of the U.S. dollar against major currencies including the Euro and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Retirement Benefits

The net periodic benefit cost for pension and OPEB plans was $55 million and $14 million in the quarters ended March 31, 2019 and March 31, 2018. The net periodic benefit cost for the three months ended March 31, 2019 includes the impact of a $51 million charge related to the settlement of a U.S. non-qualified plan, triggered due to a change in control provision. Refer to Note 11 to the condensed consolidated financial statements for further detail.
Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. The reported amounts are GAAP amounts from the Condensed Consolidated Statement of Operations. The pro forma Amounts have been prepared on a basis consistent with Article 11 of Regulation S-X, assuming the merger and merger-related divestitures had been consummated on January 1, 2017 and are intended to supplement investors' understanding of the of the company's financial information on a comparable basis and are not a substitute for GAAP amounts. See previous section of the MD&A labeled "Merger of Praxair, Inc. and Linde AG" for a summary of the merger transaction and later MD&A sections labeled "Pro Forma Income Statement Information" and "Non-GAAP Measures and Reconciliations" ):

	Reported			Pro forma
(Millions of dollars)	2019	2018*	%	2019	2018*	%
SALES
Americas	$2,706	$1,850	46%	$2,702	$2,568	5%
EMEA	1,682	415	305%	1,682	1,814	(7)%
APAC	1,452	435	234%	1,427	1,447	(1)%
Engineering	636	—	100%	636	663	(4)%
Other	468	283	65%	467	449	4%
	$6,944	$2,983	133%	$6,914	$6,941	—%
SEGMENT OPERATING PROFIT
Americas	$585	$483	21%	$584	$572	2%
EMEA	347	87	299%	347	387	(10)%
APAC	278	106	162%	273	256	7%
Engineering	78	—	100%	78	61	28%
Other	(59)	(4)	1,375%	(60)	(70)	(14)%
Segment operating profit	$1,229	$672	83%	$1,222	$1,206	1%
Reconciliation to reported operating profit:
Transaction costs and other charges (Note 3)	(89)	(19)
Purchase accounting - Linde AG	(531)	—
Total operating profit	$609	$653

* 2018 segment operating profit has been recast to conform with current year presentation as a result of new segments. See Notes 1 and 13 to the condensed consolidated financial statements.

Americas

	March 31,
(Millions of dollars)	2019	2018	Variance
Reported sales	$2,706	$1,850	46%
Pro forma sales	$2,702	$2,568	5%

Reported operating profit	$585	$483	21%
As a percent of sales	21.6%	26.1%
Pro forma operating profit	$584	$572	2%
As a percent of sales	21.6%	22.3%

	Quarter Ended March 31, 2019 vs. 2018
	% Change
	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume	—%	3%
Price/Mix	3%	2%
Cost pass-through	1%	1%
Currency	(4)%	(3)%
Acquisitions/divestitures	46%	2%
Other	—%	—%
	46%	5%

The Americas segment includes Linde's industrial gases operations in approximately 20 Americas countries including the United States, Canada, Mexico and Brazil.

Sales
Reported sales for the Americas segment increased $856 million, or 46% for the first quarter versus the 2018 period primarily due to the merger; and on a pro forma basis, sales increased $134 million, or 5% for the first quarter 2019 versus the 2018 period.

On a reported basis, sales increased 46%, primarily due to the merger. Higher pricing contributed 3% to sales in the quarter. Currency translation decreased sales by 4% in the quarter primarily driven by the weakening of the Brazilian real, Argentine peso and Canadian dollar against the U.S. Dollar. Higher cost pass-through increased sales by 1% with minimal impact on operating profit.

On a pro forma basis, volume growth contributed 3% to sales in the quarter primarily driven by project start-ups in the United States Gulf Coast. Higher pricing contributed 2%. Currency translation decreased sales by 3% in the quarter. Acquisitions and divestitures increased sales by 2%, related primarily to acquisitions in North America. Higher cost pass-through increased sales by 1% with minimal impact on operating profit.

Operating profit
Reported operating profit in the Americas segment increased $102 million, or 21% in the first quarter versus the 2018 period due primarily to the merger; and on a pro forma basis, operating profit increased $12 million, or 2% for the first quarter 2019 versus the 2018 period.

On a reported basis, operating profit increased 21%. Operating profit growth was largely driven by the merger and higher pricing, partially offset by unfavorable currency translation impacts of 3% and higher costs.

Pro forma operating profit in the Americas segment increased $12 million, or 2% in the first quarter 2019 versus the 2018 period. Operating profit growth from higher price and acquisitions was partially offset by unfavorable currency translation impacts of 2% and higher costs.

EMEA

	Quarter Ended March 31,
(millions of dollars)	2019	2018	Variance %
Reported sales	$1,682	$415	305%
Pro forma sales	$1,682	$1,814	(7)%

Reported operating profit	$347	$87	299%
As a percent of sales	20.6%	21.0%
Pro forma operating profit	$347	$387	(10)%
As a percent of sales	20.6%	21.3%

	Quarter Ended March 31, 2019 vs. 2018
	% Change	% Change
	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume	—%	—%
Price/Mix	—%	1%
Cost pass-through	—%	1%
Currency	—%	(8)%
Acquisitions/divestitures	305%	(1)%
Other	—%	—%
	305%	(7)%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom.

Sales
On a reported basis EMEA segment sales increased by $1,267 million, or 305% in the first quarter as compared to the 2018 period primarily due to the merger; and on a pro forma basis, sales decreased $132 million, or 7% for the first quarter 2019 versus the 2018 period.

On a reported basis, sales increased 305% driven by the net impact of the merger with Linde AG and the related divestiture of Praxair's European gases business in the fourth quarter of 2018.

On a pro forma basis, sales decreased 7%. Currency translation decreased sales by 8% in the quarter driven by the weakening of the Euro and British pound against the U.S. Dollar. Higher price increased sales by 1%. Acquisitions and divestitures decreased sales by 1%. Higher cost pass-through increased sales by 1% with minimal impact on operating profit.

Operating profit
On a reported basis, operating profit for the EMEA segment increased by $260 million, or 299% in the first quarter of 2019, as compared to the 2018 period; and on a pro forma basis, operating profit decreased $40 million, or 10%, in the first quarter 2019 versus the 2018 period.

On a reported basis, operating profit increased 299% driven by the net impact of the merger with Linde AG and the related divestiture of Praxair's European gases business in the fourth quarter of 2018.

On a pro forma basis, operating profit decreased 10%. Unfavorable currency translation decreased operating profit by 8%. Higher pricing increased operating profit and was more than offset by cost inflation.

APAC

	Quarter Ended March 31,
(Millions of dollars)	2019	2018	Variance
Reported sales	$1,452	$435	234%
Pro forma sales	$1,427	$1,447	(1)%

Reported operating profit	$278	$106	162%
As a percent of sales	19.1%	24.4%
Pro forma operating profit	$273	$256	7%
As a percent of sales	19.1%	17.7%

	Quarter Ended March 31, 2019 vs. 2018
	% Change	% Change
	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume/Equipment	11%	5%
Price/Mix	2%	2%
Cost pass-through	1%	—%
Currency	(5)%	(6)%
Acquisitions/divestitures	225%	(2)%
Other	—%	—%
	234%	(1)%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries including China, Taiwan, India and Australia.
Sales
Reported sales for the APAC segment increased $1,017 million, or 234% for the first quarter versus the 2018; and on a pro forma basis, sales decreased $20 million, or 1% for the first quarter 2019 versus the 2018 period.
On a reported basis, sales increased 234% driven primarily by the merger, which increased sales by 225%. Unfavorable currency translation decreased sales by 5% in the quarter driven primarily by the weakening of the Chinese yuan, India rupee and Australian dollar against the U.S. Dollar. Cost pass-through increased sales by 1% in the quarter with minimal impact on operating profit. Excluding the impacts of the merger, currency and cost pass-through, sales increased 13% driven by an equipment sale in Korea, new project start-ups in China and higher price.

On a pro forma basis, sales decreased 1%. Volume growth increased sales by 5% in the quarter primarily driven by an equipment sale in Korea and new project start-ups in China. Higher pricing increased sales by 2%. Currency translation decreased sales by 6% in the quarter. Acquisitions and divestitures decreased sales by 2% .

Operating profit
Reported operating profit in the APAC segment increased $172 million, or 162% in the first quarter versus the 2018 period due primarily to the merger; and on a pro forma basis, operating profit increased $17 million, or 7% for the first quarter 2019 versus the 2018 period.

On a reported basis, operating profit increased 162%, primarily driven by the merger which increased operating profit by 149%. Unfavorable currency translation decreased operating profit by 5%. Excluding the merger and currency impacts, operating profit increased driven by higher volumes and price.

On a pro forma basis, operating profit increased 7%. Unfavorable currency translation decreased operating profit by 6% in the quarter. Excluding currency impacts, operating profit increased driven by higher volumes and price.

Engineering

	Quarter Ended March 31,
	2019	2018	Variance
Reported sales	$636	$—	100%
Pro forma sales	$636	$663	(4)%

Reported operating profit	$78	$—	100%
As a percent of sales	12.3%	—%
Pro forma operating profit	$78	$61	28%
As a percent of sales	12.3%	9.2%

	Quarter Ended March 31, 2019 vs. 2018
	% Change	% Change
	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume/Price	—%	2%
Currency	—%	(6)%
Acquisitions/divestitures	100%	—%
Other	—%	—%
	100%	(4)%

Sales
Reported Engineering segment sales increased $636 million, or 100% in the first quarter of 2019 as compared to the 2018 period; and on a pro forma basis, segment sales decreased $27 million in the first quarter of 2019 as compared to the 2018 period.
On a reported basis, sales increased 100% related entirely to the acquisition of the Linde Engineering business.

On a pro forma basis, sales decreased 4% as volume and price growth of 2% was more than offset by unfavorable currency translation which decreased sales by 6% in the quarter.
Operating profit
Engineering segment operating profit increased $78 million, or 100% in the first quarter of 2019 as compared to the 2018 period; and on a pro forma basis, operating profit increased $17 million, or 28%, in the first quarter 2019 versus the 2018 period.

On a reported basis, operating profit increased 100% related entirely to the acquisition of the Linde Engineering business.

On a pro forma basis, operating profit increased 28%. Unfavorable currency translation decreased operating profit by 6% in the quarter. Excluding the impact of currency, operating profit increased 34% driven by project billings and favorable costs.

Other

	Quarter Ended March 31,
	2019	2018	Variance
Reported sales	$468	$283	65%
Pro forma sales	$467	$449	4%

Reported operating profit	$(59)	$(4)	1,375%
Pro forma operating profit	$(60)	$(70)	(14)%

	Quarter Ended March 31, 2019 vs. 2018
	% Change	% Change
	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume/Price	9%	10%
Cost pass-through	(1)%	(1)%
Currency	(3)%	(5)%
Acquisitions/divestitures	60%	—%
Other	—%	—%
	65%	4%

Other consists of corporate costs and a few smaller businesses which individually do not meet the quantitative thresholds for separate presentation.

Sales
Reported sales for Other increased $185 million, or 65% for the first quarter 2019 versus the 2018 period primarily due to the merger; and on a pro forma basis, sales increased $18 million, or 4% for the first quarter 2019 versus the 2018 period.

On a reported basis, sales increased 65%, primarily due to the merger which increased sales by 60%. Higher volumes and price increased sales by 9% in the quarter primarily driven by higher surface technologies volumes to the aerospace and manufacturing end-markets and higher price. Cost pass through decreased reported sales by 1% with minimal impact on operating profit. Currency translation decreased sales by 3% in the quarter.

On a pro forma basis, sales increased 4%. Volume and price growth increased sales by 10% driven by helium and surface technologies. Cost pass-through decreased sales by 1% with minimal impact to operating profit. Currency translation decreased sales by 5% in the quarter.

Operating profit
Reported operating profit in Other decreased $55 million, or 1,375% in the first quarter 2019 versus the 2018 period due primarily to the merger; and on a pro forma basis, operating profit increased $10 million, or 14% in the first quarter 2019 versus the 2018 period.

On a reported basis, operating profit decreased $55 million primarily related to the merger as operating profit increases from higher volumes and price were more than offset by the Linde AG corporate costs acquired.

On a pro forma basis, operating profit improved $10 million. Higher volumes and price increased operating profit which was partially offset by higher corporate costs driven by higher incentive compensation.

Currency
The results of Linde's non-U.S. operations are translated to the company’s reporting currency, the U.S. dollar, from the functional currencies. For most foreign operations, Linde uses the local currency as its functional currency. There is inherent variability and unpredictability in the relationship of these functional currencies to the U.S. dollar and such currency movements may materially impact Linde's results of operations in any given period.

To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2019 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2019	2018	2019	2018
Euro	20%	0.88	0.81	0.89	0.87
Chinese yuan	7%	6.75	6.36	6.71	6.88
British pound	6%	0.77	0.72	0.77	0.78
Australian dollar	4%	1.40	1.27	1.41	1.42
Brazilian real	4%	3.77	3.25	3.90	3.87
Korean won	3%	1,126	1,072	1,135	1,111
Canadian dollar	3%	1.33	1.26	1.33	1.36
Mexican peso	2%	19.20	18.71	19.43	19.65
Taiwan dollar	2%	30.82	29.28	30.83	30.55
Indian rupee	2%	70.49	64.37	69.16	69.77

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three months ended March 31,
	2019	2018
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$465	$472
Non-cash charges (credits):
Add: Depreciation and amortization	1,223	311
Add: Amortization of merger-related inventory step-up	10	—
Add: Deferred income taxes	(14)	11
Add: Share-based compensation	16	4
Add: Transaction costs and other charges, net of payments (a)	(167)	14
Net income adjusted for non-cash charges	1,533	812
Less: Working capital	(198)	(170)
Less: Contract assets and liabilities, net	(84)	—
Less: Pension contributions	(18)	(4)
Other	(165)	50
Net cash provided by operating activities	$1,068	$688
INVESTING ACTIVITIES
Capital expenditures	(843)	(325)
Acquisitions, net of cash acquired	(152)	—
Divestitures and asset sales	3,455	7
Net cash provided by (used for) investing activities	$2,460	$(318)
FINANCING ACTIVITIES
Debt increase (decrease) - net	(1,027)	(215)
Issuances (purchases) of common stock - net	(697)	29
Cash dividends - Linde plc shareholders	(477)	(237)
Noncontrolling interest transactions and other	(10)	(6)
Net cash used for financing activities	$(2,211)	$(429)

Effect of exchange rate changes on cash and cash equivalents	$8	$(13)
Cash and cash equivalents, end-of-period	$5,791	$545

(a) See Note 3 to the consolidated financial statements.
Cash Flow from Operations

Cash provided by operations of $1,068 million for the three months ended March 31, 2019 increased $380 million, or 55%, versus 2018. The increase was driven by higher net income adjusted for non-cash charges primarily attributable to the merger, partially offset by higher working capital requirements and unfavorable changes in other long-term assets and liabilities. The first quarter 2019 also included merger-related cash outflows of $256 million of which $89 million is included within "Net income (including noncontrolling interests)" and $167 million is included within "Transaction costs and other charges".
Linde estimates that total 2019 required contributions to its pension plans will be in the range of $95 million to $160 million, of which $18 million has been made through March 31, 2019. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.
Investing
Net cash provided by investing of $2,460 million for the three months ended March 31, 2019 increased $2,778 million versus 2018, primarily driven by proceeds from the divestiture of Linde AG's Americas business partially offset by higher capital expenditures and acquisitions.

Capital expenditures for the three months ended March 31, 2019 were $843 million, $518 million higher than the prior year driven primarily by the merger.

Acquisitions for the three months ended March 31, 2019 were $152 million and relate primarily to acquisitions in North America. There was no acquisition spend in the first quarter of 2018.

Divestitures and asset sales for the three months ended March 31, 2019 and 2018 were $3,455 million and $7 million, respectively. The 2019 period includes net proceeds of $3,444 million from the sale of Linde AG's Americas business (See Note 17 to the condensed consolidated financial statements).
Financing
Cash used by financing activities was $2,211 million for the three months ended March 31, 2019 as compared to $429 million for the three months ended March 31, 2018. The primary uses of cash in the first quarter 2019 were net debt repayments, net purchases of Linde ordinary shares and cash dividends. Cash used for debt repayments-net of $1,027 million increased $812 million from 2018. Net purchases of ordinary shares were $697 million in 2019 versus net issuances of ordinary shares of $29 million in 2018 driven by increased share repurchases under approved share repurchase programs. Cash dividends of $477 million increased $240 million from 2018 driven primarily by higher shares outstanding after the merger and a 6% increase in quarterly dividends per share from 82.5 cents per share to 87.5 cents per share.
In February 2019, Linde repaid $500 million of 1.90% rate notes that became due.
Effective March 29, 2019, the company and certain of its subsidiaries entered into an unsecured revolving credit agreement with a syndicate of banking institutions. The Credit Agreement provides for total commitments of $5.0 billion, which may be increased up to $6.5 billion subject to receipt of additional commitments and satisfaction of customary conditions. There are no financial maintenance covenants contained within the Credit Agreement. The revolving credit facility expires on March 26, 2024 with the option to request two one-year extensions of the expiration date. In connection with the effectiveness of the Credit Agreement, Praxair and Linde AG terminated their respective existing revolving credit facilities.
Legal Proceedings
See Note 12 to the condensed consolidated financial statements.

Supplemental Pro Forma Income Statement Information
To assist with a discussion of the 2019 and 2018 results on a comparable basis, certain supplemental unaudited pro forma income statement information is provided on both a consolidated and segment basis (referred to as "pro forma Income Statement Information" or "pro forma information").
The pro forma information has been prepared on a basis consistent with Article 11 of Regulation S-X, assuming the merger and the merger-related divestitures had been consummated on January 1, 2017 and includes adjustments for (1) the preliminary purchase accounting impacts of the merger, including increased amortization expense on acquired intangible assets, increased depreciation on property, plant and equipment and lower interest expense due to revaluing existing debt to fair value, (2) conversion to US GAAP from IFRS for Linde AG, (3) accounting policy alignment, (4) the elimination of the impact of transactions between Praxair and Linde AG, (5) the elimination of the effect of events that are directly attributable to the Merger Agreement and (6) the elimination of the effect of consummated and probable divestitures required as a condition of the approval for the merger. In preparing this pro forma information, the historical financial information has been adjusted to give effect to pro forma Adjustments that are (i) directly attributable to the business combination and other transactions presented herein, such as the merger-related divestitures, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined entity’s consolidated results.
The pro forma information is based on management's assumptions and is presented for illustrative purposes and does not purport to represent what the results of operations would actually have been if the merger and merger-related divestitures had occurred as of the dates indicated or what the results would be for any future periods. Also, the pro forma information does not include the impact of any revenue, cost or other operating synergies that may result from the merger or any related restructuring costs. Events that are not expected to have a continuing impact on the combined results (e.g. inventory step-up costs, non-recurring income/charges) are excluded from the unaudited pro forma information.
The unaudited pro forma income statement has been presented for informational purposes only and is not necessarily indicative of what Linde's results of operation actually would have been had the merger been completed on January 1, 2017. In addition, the unaudited pro forma income statement does not purport to project the future operating results of the company.
The pro forma Income Statement Information are included in the following schedules:
- 2019 pro forma Income Statement Information
- 2018 pro forma Income Statement Information

Refer to an earlier section in this MD&A titled "Merger of Praxair, Inc. and Linde AG".

2019 PRO FORMA INCOME STATEMENT INFORMATION
(Millions of dollars, except per share data)
(UNAUDITED)

		Pro forma Adjustments
	Linde plc Reported	Divestitures (a)	Other		Total	Pro Forma
Sales	$6,944	$(30)	$—		$(30)	$6,914
Cost of sales, exclusive of depreciation	4,116	(22)	(10)	(b)	(32)	4,084
Gross margin	2,828	(8)	10		2	2,830
As a % of Sales	40.7%				—	40.9%
Selling, general and administrative	879	(1)			(1)	878
As a % of Sales	12.7%				—%	12.7%
Depreciation and amortization	1,223				—	1,223
Research and development	46				—	46
Transaction costs and other charges	89		(56)	(c)	(56)	33
Other income (expense) - net	18				—	18
Operating profit	609	(7)	66		59	668
Operating margin	8.8%					9.7%
Net pension and OPEB cost (benefit), excluding service costs	15		(51)	(d)	(51)	(36)
Interest expense - net	23				—	23
Income taxes	140	(2)	16	(e)	14	154
Effective Tax Rate	24.5%					22.6%
Income from equity investments	34				—	34
Noncontrolling interests from continuing operations	(30)				—	(30)
Income from continuing operations	$435	$(5)	$101		$96	$531
Diluted shares outstanding	549,147				549,147	549,147
Diluted EPS from continuing operations	$0.79				$0.18	$0.97
SEGMENT SALES
Americas	$2,706	$(4)			$(4)	$2,702
EMEA	1,682				—	1,682
APAC	1,452	(25)			(25)	1,427
Engineering	636				—	636
Other	468	(1)			(1)	467
Segment sales	$6,944	$(30)	$—		$(30)	$6,914
SEGMENT OPERATING PROFIT
Americas	$585	$(1)			$(1)	$584
EMEA	347				—	347
APAC	278	(5)			(5)	273
Engineering	78				—	78
Other	(59)	(1)			(1)	(60)
Segment operating profit	$1,229	$(7)	$—		$(7)	$1,222
Transaction costs and other charges	(89)				—	(89)
Purchase accounting impacts - Linde AG	(531)				—	(531)
Total operating profit	$609	$(7)	$—		$(7)	$602

Pro forma adjustments
(a)	To eliminate the results of Praxair's merger-related divestitures which are expected to be completed later in 2019.
(b)
To eliminate the impact of the inventory step-up recorded in purchase accounting  for the merger. This item is nonrecurring in nature, directly attributable to the merger and occurred within one year of the transaction.

(c)	To eliminate the transaction costs and other charges related to the merger. These transaction costs are nonrecurring, directly attributable to the merger, and incremental.
(d)	To eliminate pension settlement charges related to the merger.
(e)	To eliminate the income tax impacts of Other adjustments.

2018 PRO FORMA INCOME STATEMENT INFORMATION
(Millions of dollars, except per share data)
(UNAUDITED)

		Pro forma Adjustments
	Linde plc Reported	Linde AG (a)	Divestitures (b)	Purchase Accounting (c)	Other		Total	Pro Forma
Sales	$2,983	$5,010	$(1,027)	$—	$(25)	(d)	$3,958	$6,941
Cost of sales, exclusive of depreciation	1,661	3,105	(609)		(25)	(d)	2,471	4,132
Gross margin	1,322	1,905	(418)				1,487	2,809
As a % of Sales	44.3%							40.5%
Selling, general and administrative	310	704	(110)				594	904
As a % of Sales	10.4%							13.0%
Depreciation and amortization	311	471	(102)	558			927	1,238
Research and development	24	26					26	50
Transaction costs and other charges	19	41			(60)	(e)	(19)	—
Other income (expense) - net	(5)	87					87	82
Operating profit	653	750	(206)	(558)	60		46	699
Operating margin	21.9%							10.1%
Net pension and OPEB cost (benefit), excluding service costs	2	(39)	(1)				(40)	(38)
Interest expense - net	46	69	(18)	(25)			26	72
Income taxes	148	171	(24)	(129)	5	(f)	23	171
Effective Tax Rate	24.5%						—	25.7%
Income from equity investments	15	24	(9)	(16)			(1)	14
Noncontrolling interests from continuing operations	(10)	(37)	6	42			11	1
Income from continuing operations	$462	$536	$(166)	$(378)	$55		$47	$509
Diluted shares outstanding	290,809				264,342	(g)	264,342	555,151
Diluted EPS from continuing operations	$1.59				$(0.67)	(g)	$(0.67)	$0.92
SEGMENT SALES
Americas	$1,850	$1,267	$(533)		$(16)	(d)	$718	$2,568
EMEA	415	1,791	(393)		1	(d)	1,399	1,814
APAC	435	1,111	(92)		(7)	(d)	1,012	1,447
Engineering	—	663	—		—		663	663
Other	283	178	(9)		(3)	(d)	166	449
Segment sales	$2,983	$5,010	$(1,027)	$—	$(25)		$3,958	$6,941
SEGMENT OPERATING PROFIT
Americas	$483	$192	$(97)		$(6)	(h)	$89	$572
EMEA	87	438	(82)		(56)	(h)	300	387
APAC	106	182	(25)		(7)	(h)	150	256
Engineering	—	63	—		(2)	(h)	61	61
Other	(4)	(84)	(2)		20	(h)	(66)	(70)
Segment operating profit	$672	$791	$(206)	$—	$(51)		$534	$1,206
Transaction costs and other charges	(19)	(41)			60		19	—
Total operating profit	$653	$750	$(206)	$—	$9		$553	$1,206

Pro forma adjustments
(a)
To include Linde AG consolidated results for the period January 1, 2018 to March 31, 2018 (prior to the merger). The adjustment reflects reclassifications to conform to Linde's reporting format and adjustments from IFRS to U.S. GAAP. Linde AG's results for the period effective with the merger date are included in Linde plc's reported amounts.

(b)
To eliminate the results of merger-related divestitures required by regulatory authorities to secure approval for the merger. These divestitures include the majority of Praxair's European industrial gases business (completed December 3, 2018), a significant portion of Linde AG's America's industrial gases business (completed on March 1, 2019), as well as certain divestitures of other Praxair and Linde AG businesses in Asia that are currently expected to be sold in 2019.

(c)
To include preliminary purchase accounting adjustments for the period January 1, 2018 to March 31, 2018 (prior to the merger). This relates to (i) additional depreciation and amortization related to the increased value of of property, plant and equipment and increased basis of intangible assets, (ii) interest expense impacts related to the fair value of debt, (iii) the tax impacts related to the non-GAAP adjustments above, (iv) income from equity investments equity related to the fair value of equity investments, and (v) noncontrolling interests adjustments related to the fair value adjustments above. Purchase accounting impacts are not included in the definition of segment operating profit, therefore, no pro forma adjustment is required for segment reporting.

(d)	To eliminate sales between Praxair and Linde AG for the period prior to the merger date at October 31, 2018 (January 1, 2018 to March 31, 2018).
(e)	To eliminate the transaction costs and other charges related to the merger.
(f)	To reflect the income tax impact of the above pro forma adjustments.
(g)	To reflect the impact on diluted shares outstanding and diluted EPS related to ordinary shares issues to Linde AG shareholders in connection with the merger.
(h)	To eliminate other (income) charges not included in segment operating profit, primarily related to a gain on a sale of business in EMEA.

NON-GAAP MEASURES AND RECONCILIATIONS
(Millions of dollars, except per share data)
(UNAUDITED)

The following Non-GAAP measures are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management use to help evaluate the company’s operating performance and liquidity. Items which the company does not believe to be indicative of on-going business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these Non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.

	First Quarter	First Quarter
	2019	2018
Adjusted Pro Forma Operating Profit and Operating Margin
Reported operating profit	$609	$653
Pro forma adjustments (a)	59	46
Pro forma	668	699
Non-GAAP Adjustments:
Add: Transaction costs and other charges	33	-
Less: Net gain on sale of businesses	-	(51)
Add: Purchase accounting impacts - Linde AG	521	558
Total adjustments	554	507
Adjusted pro forma operating profit	$1,222	$1,206
Reported percentage change	(7)%
Adjusted pro forma percentage change	1%
Reported sales	6,944	2,983
Pro forma sales (a)	6,914	6,941
Reported operating margin	8.8%	21.9%
Pro forma operating margin	9.7%	10.1%
Adjusted pro forma operating margin	17.7%	17.4%
Adjusted Pro Forma Net Pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost	$15	$2
Pro forma adjustments (a)	(51)	(40)
Pro forma	$(36)	$(38)
Non-GAAP Adjustments:
Total adjustments	—	—
Adjusted pro forma Net Pension and OPEB cost (benefit), excluding service costs	$(36)	$(38)
Adjusted Pro Forma Interest Expense - net
Reported interest expense - net	$23	$46
Pro forma adjustments (a)	—	26
Pro forma	$23	$72
Non-GAAP Adjustments:
Add: Purchase accounting impacts - Linde AG	27	25
Total adjustments	27	25
Adjusted pro forma interest expense - net	$50	$97
Adjusted Pro Forma Income Taxes
Reported income taxes	$140	$148
Pro forma adjustments (a)	14	23
Pro forma	$154	$171

Non-GAAP Adjustments:
Add: Purchase accounting impacts - Linde AG	$125	$129
Add: Transaction costs and other charges	5	(1)
Total adjustments	130	128
Adjusted pro forma income taxes	$284	$299
Adjusted Pro Forma Effective Tax Rate
Reported income before income taxes and equity investments	$571	$605
Pro forma adjustments (a)	110	60
Pro forma	$681	$665
Non-GAAP Adjustments:
Add: Purchase accounting impacts - Linde AG	494	533
Add: Transaction costs and other charges	33	(51)
Total adjustments	527	482
Adjusted pro forma income before income taxes and equity investments	$1,208	$1,147
Reported Income taxes	140	148
Reported effective tax rate	24.5%	24.5%

Adjusted Income taxes	284	299
Adjusted effective tax rate	23.5%	26.1%
Income from Equity Investments
Reported income from equity investments	$34	$15
Pro forma adjustments (a)	—	(1)
Pro forma	$34	$14
Non-GAAP Adjustments:
Add: Purchase accounting impacts - Linde AG	14	16
Total adjustments	14	16
Adjusted pro forma income from equity investments	$48	$30
Adjusted Pro Forma Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(30)	$(10)
Pro forma adjustments (a)	—	11
Pro forma	$(30)	$1
Non-GAAP adjustments:
Add: Purchase accounting impacts - Linde AG	$(15)	$(42)
Total adjustments	(15)	(42)
Adjusted pro forma noncontrolling interests from continuing operations	$(45)	$(41)
Adjusted Pro Forma Income from Continuing Operations
Reported income from continuing operations	$435	$462
Pro forma adjustments (a)	96	47
Pro forma	$531	$509
Non-GAAP adjustments:
Add: Transaction costs and other charges	$28	$—
Less: Gain on sale of business	—	(50)
Add: Purchase accounting impacts - Linde AG	368	378
Total adjustments	396	328
Adjusted pro forma income from continuing operations	$927	$837
Adjusted Pro Forma Diluted EPS from Continuing Operations
Reported diluted EPS from continuing operations	$0.79	$1.59

Pro forma adjustments (a)	0.18	(0.67)
Pro forma	$0.97	$0.92
Non-GAAP adjustments:
Add: Transaction costs and other charges	$0.05	$—
Less: Gain on sale of business	—	(0.09)
Add: Purchase accounting impacts - Linde AG	0.67	0.68
Total adjustments	0.72	0.59
Adjusted pro forma diluted EPS from continuing operations	$1.69	$1.51
Adjusted Pro Forma EBITDA and % of sales
Income from continuing operations	$435	$462
Add: NCI related to continuing operations	30	10
Add: Net pension & OPEB	15	2
Add: Interest	23	46
Add: Taxes	140	148
Add: D&A	1,223	311
EBITDA from continuing operations	$1,866	$979
Pro forma adjustments:
Add: Linde AG consolidated results	$—	$1,245
Add: Purchase accounting impacts - Linde AG	10	(16)
Add: Transaction costs and other charges	56	60
Less: Divestitures	(7)	(317)
Pro forma EBITDA from continuing operations	$1,925	$1,951
Non-GAAP adjustments:
Less: Gain on sale of business	—	(51)
Add: Transaction costs	33	—
Add: Purchase accounting impacts - Linde AG	14	16
Adjusted pro forma EBITDA from continuing operations	$1,972	$1,916

Reported sales	$6,944	$2,983
Pro forma sales	$6,914	$6,941
% of sales
EBITDA from continuing operations	26.9%	32.8%
Pro forma EBITDA from continuing operations	27.8%	28.1%
Adjusted pro forma EBITDA from continuing operations	28.5%	27.6%

(a)	See Pro forma Income Statement Information in the preceding section.

Net Debt and Adjusted Net Debt
Net debt is a financial liquidity measure used by investors, financial analysts and management to evaluate the ability of a company to repay its debt. Purchase accounting impacts have been excluded as they are non-cash and do not have an impact on liquidity.

	March 31, 2019	December 31, 2018
(Millions of dollars)
Debt	$14,146	$15,296
Less: cash and cash equivalents	5,791	4,466
Net debt	8,355	10,830
Less: purchase accounting impacts - Linde AG	(262)	(291)
Adjusted net debt	$8,093	$10,539

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to Item 7A. to Part II of Linde's 2018 Annual Report on Form 10-K for discussion.
Item 4. Controls and Procedures

(a)
Based on an evaluation of the effectiveness of Linde's disclosure controls and procedures, which was made under the supervision and with the participation of management, including Linde's principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the quarterly period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Linde in reports that it files under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to management including Linde's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

(b)
There were no changes in Linde's internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, Linde's internal control over financial reporting.

PART II - OTHER INFORMATION
Linde plc and Subsidiaries

Item 1. Legal Proceedings
See Note 12 to the condensed consolidated financial statements for a description of current legal proceedings.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1a to Part I of Linde's 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended March 31, 2019 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2019	1,452	$158.01	1,452	$6,142
February 2019	1,465	$167.49	1,465	$5,897
March 2019	1,341	$171.12	1,341	$5,667
First Quarter 2019	4,258	$165.40	4,258	$5,667

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

As of March 31, 2019, the company had repurchased all of its ordinary shares as approved under the 2018 program and $333 million of its ordinary shares pursuant to the 2019 program, leaving an additional $5.7 billion remaining authorized under the 2019 program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

10.1
Credit Agreement, dated as of March 26, 2019, among Linde plc, certain of its subsidiaries parties thereto as borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent was filed as Exhibit 10.1 to Linde plc's current report on Form 8-K, dated April 3, 2019, Filing No. 1-38730, and is incorporated herein by reference.

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

Linde plc

(Registrant)

Date: May 10, 2019	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer