Form 10-Q
period 2019-06-30
LINDE PLC
filed 2019-08-09
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number	001-38730
LINDE PLC
(Exact name of registrant as specified in its charter)

Ireland					98-1448883
(State or other jurisdiction of incorporation)					(I.R.S. Employer Identification No.)
The Priestley Centre
10 Priestley Road,
Surrey Research Park,
	Guildford,		Surrey	GU2 7XY
United Kingdom
(Address of principal executive offices) (Zip Code)
	+44	14	83 242200
(Registrant's telephone number, including area code)
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At July 31, 2019, 540,591,490 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

Linde plc assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A. Risk Factors in Linde plc’s Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 18, 2019 which should be reviewed carefully. Please consider Linde plc’s forward-looking statements in light of those risks.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2019	2018
Sales	$7,204	$3,044
Cost of sales, exclusive of depreciation and amortization	4,280	1,706
Selling, general and administrative	884	307
Depreciation and amortization	1,195	311
Research and development	45	24
Cost reduction programs and other charges	141	24
Other income (expense) - net	10	17
Operating Profit	669	689
Interest expense - net	10	44
Net pension and OPEB cost (benefit), excluding service cost	(24)	2
Income From Continuing Operations Before Income Taxes and Equity Investments	683	643
Income taxes on continuing operations	169	158
Income From Continuing Operations Before Equity Investments	514	485
Income from equity investments	28	14
Income From Continuing Operations (Including Noncontrolling Interests)	542	499
Income from discontinued operations, net of tax	9	—
Net Income (Including Noncontrolling Interests)	551	499
Less: noncontrolling interests from continuing operations	(29)	(19)
Net Income – Linde plc	$522	$480

Net Income – Linde plc
Income from continuing operations	$513	$480
Income from discontinued operations	$9	$—

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$0.95	$1.67
Basic earnings per share from discontinued operations	0.02	—
Basic earnings per share	$0.97	$1.67
Diluted earnings per share from continuing operations	$0.94	$1.65
Diluted earnings per share from discontinued operations	0.02	—
Diluted earnings per share	$0.96	$1.65

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	542,561	287,803
Diluted shares outstanding	546,488	290,908

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Sales	$14,148	$6,027
Cost of sales, exclusive of depreciation and amortization	8,396	3,367
Selling, general and administrative	1,763	617
Depreciation and amortization	2,418	622
Research and development	91	48
Cost reduction programs and other charges	230	43
Other income (expense) - net	28	12
Operating Profit	1,278	1,342
Interest expense - net	33	90
Net pension and OPEB cost (benefit), excluding service cost	(9)	4
Income From Continuing Operations Before Income Taxes and Equity Investments	1,254	1,248
Income taxes on continuing operations	309	306
Income From Continuing Operations Before Equity Investments	945	942
Income from equity investments	62	29
Income From Continuing Operations (Including Noncontrolling Interests)	1,007	971
Income from discontinued operations, net of tax	98	—
Net Income (Including Noncontrolling Interests)	1,105	971
Less: noncontrolling interests from continuing operations	(59)	(29)
Less: noncontrolling interest from discontinued operations	(7)	—
Net Income – Linde plc	$1,039	$942

Net Income – Linde plc
Income from continuing operations	$948	$942
Income from discontinued operations	$91	$—

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$1.74	$3.27
Basic earnings per share from discontinued operations	0.17	—
Basic earnings per share	$1.91	$3.27
Diluted earnings per share from continuing operations	$1.73	$3.24
Diluted earnings per share from discontinued operations	0.17	—
Diluted earnings per share	$1.90	$3.24

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	544,033	287,654
Diluted shares outstanding	547,771	290,926

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,
	2019	2018
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$551	$499

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(170)	(640)
Reclassification to net income (Note 17)	—	—
Income taxes	8	(3)
Translation adjustments	(162)	(643)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(32)	(9)
Reclassifications to net income	23	17
Income taxes	1	(2)
Funded status - retirement obligations	(8)	6
Derivative instruments (Note 7):
Current quarter unrealized gain (loss)	(3)	—
Reclassifications to net income	—	—
Income taxes	1	—
Derivative instruments	(2)	—
Securities:
Current year unrealized gain (loss)	9	—
Reclassifications to net income	—	—
Income taxes	—	—
Securities	9	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(163)	(637)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	388	(138)
Less: noncontrolling interests	(8)	2
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$380	$(136)

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,105	$971

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(47)	(534)
Reclassification to net income (Note 17)	12	—
Income taxes	5	6
Translation adjustments	(30)	(528)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(34)	(8)
Reclassifications to net income	87	34
Income taxes	(17)	(6)
Funded status - retirement obligations	36	20
Derivative instruments (Note 7):
Current period unrealized gain (loss)	(20)	—
Reclassifications to net income	—	—
Income taxes	4	—
Derivative instruments	(16)	—
Securities:
Current year unrealized gain (loss)	1	—
Reclassifications to net income	—	—
Income taxes	—	—
Securities	1	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(9)	(508)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,096	463
Less: noncontrolling interests	22	(19)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,118	$444

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$2,686	$4,466
Accounts receivable - net	4,483	4,297
Contract assets	405	283
Inventories	1,708	1,651
Assets held for sale	283	5,498
Prepaid and other current assets	1,116	1,077
Total Current Assets	10,681	17,272
Property, plant and equipment - net	29,540	29,717
Goodwill	26,947	26,874
Other intangible assets - net	15,804	16,223
Other long-term assets	4,217	3,300
Total Assets	$87,189	$93,386
Liabilities and equity
Accounts payable	$3,358	$3,219
Short-term debt	1,475	1,485
Current portion of long-term debt	227	1,523
Contract liabilities	1,682	1,546
Liabilities of assets held for sale	11	768
Other current liabilities	3,768	4,415
Total Current Liabilities	10,521	12,956
Long-term debt	12,255	12,288
Other long-term liabilities	11,519	11,046
Total Liabilities	34,295	36,290
Redeemable noncontrolling interests	15	16
Linde plc Shareholders’ Equity:
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2019 issued: 552,012,862 ordinary shares; 2018 issued: 551,310,272 ordinary shares	1	1
Additional paid-in capital	40,157	40,151
Retained earnings	16,555	16,529
Accumulated other comprehensive income (loss) (Note 14)	(4,377)	(4,456)
Less: Treasury stock, at cost (2019 – 10,659,056 shares and 2018 – 4,068,642 shares)	(1,772)	(629)
Total Linde plc Shareholders’ Equity	50,564	51,596
Noncontrolling interests	2,315	5,484
Total Equity	52,879	57,080
Total Liabilities and Equity	$87,189	$93,386
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$1,039	$942
Less: Income from discontinued operations, net of tax and noncontrolling interests	(91)	—
Add: Noncontrolling interests from continuing operations	59	29
Income from continuing operations (including noncontrolling interests)	1,007	971
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction programs and other charges, net of payments	(286)	15
Amortization of merger-related inventory step-up	10	—
Depreciation and amortization	2,418	622
Deferred income taxes	(110)	10
Share-based compensation	38	21
Working capital:
Accounts receivable	(188)	(147)
Inventory	(73)	(10)
Prepaid and other current assets	(76)	25
Payables and accruals	(247)	(6)
Contract assets and liabilities, net	(103)	—
Pension contributions	(43)	(10)
Long-term assets, liabilities and other	(274)	(13)
Net cash provided by operating activities	2,073	1,478
Investing
Capital expenditures	(1,708)	(676)
Acquisitions, net of cash acquired	(140)	—
Divestitures and asset sales, net of cash divested	4,689	69
Net cash provided by (used for) investing activities	2,841	(607)
Financing
Short-term debt borrowings (repayments) - net	(11)	13
Long-term debt borrowings	45	—
Long-term debt repayments	(1,311)	(505)
Issuances of ordinary shares	55	44
Purchases of ordinary shares	(1,250)	(1)
Cash dividends - Linde plc shareholders	(951)	(474)
Noncontrolling interest transactions and other	(3,222)	(22)
Net cash used for financing activities	(6,645)	(945)
Discontinued Operations
Cash provided by operating activities	70	—
Cash used for investing activities	(59)	—
Cash provided by financing activities	5	—
Net cash provided by discontinued operations	16	—
Effect of exchange rate changes on cash and cash equivalents	(49)	(64)
Change in cash and cash equivalents	(1,764)	(138)
Cash and cash equivalents, beginning-of-period	4,466	617
Cash and cash equivalents, including discontinued operations	2,702	479
Cash and cash equivalents of discontinued operations	(16)	—
Cash and cash equivalents, end-of-period	$2,686	$479
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
In connection with the business combination, the company, Praxair and Linde AG entered into various agreements with regulatory authorities to satisfy anti-trust requirements to secure approval to consummate the business combination. These agreements included the sale of the majority of Praxair’s European businesses (completed on December 3, 2018), the majority of Linde AG’s Americas business (completed on March 1, 2019), select assets of Linde AG's South Korean industrial gases business (completed April 30, 2019), select assets of Praxair's Indian industrial gases business (completed July 12, 2019), as well as certain divestitures of other Praxair and Linde AG businesses in Asia that are currently expected to be sold in 2019 (collectively, the “merger-related divestitures”). See Note 17 for additional information relating to merger-related divestitures.
To obtain merger approval in the United States, Linde, Praxair and Linde AG entered into an agreement with the U.S. Federal Trade Commission dated October 1, 2018 (“hold separate order” or “HSO”). Under the HSO, the company, Praxair and Linde AG agreed to (i) continue to operate Linde AG and Praxair as independent, ongoing, economically viable, competitive businesses held separate, distinct, and apart from each other’s operations; (ii) not coordinate any aspect of the operations of Linde AG and Praxair, including the marketing or sale of any products; and (iii) maintain separate financial ledgers, books, and records that report on a periodic basis, consistent with past practices, the assets, liabilities, expenses, revenues, and income of each, until certain divestitures in the United States have been completed. The restrictions under the hold separate order were lifted March 1, 2019, concurrent with the sale of the required merger-related divestitures in the United States.
Comparability of Financial Information
Because Praxair and Linde AG combined their respective businesses effective with the merger date of October 31, 2018 in accordance with ASC 805, the quarter and six months ended June 30, 2019 reflect the results and cash flows of the combined business, while the quarter and six months ended June 30, 2018 include only Praxair. Due to the size of Linde AG’s businesses prior to the merger, the reported results for 2019 and 2018 quarters are not comparable. The balance sheets at June 30, 2019 and December 31, 2018 are comparable because both periods reflect the merger.

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
Accounting Standards Implemented in 2019

•
Leases – In February 2016, the FASB issued updated guidance on the accounting and financial statement presentation of leases. The new guidance requires lessees to recognize a right-of-use asset and lease liability for all leases, except those that meet certain scope exceptions, and requires expanded quantitative and qualitative disclosures. This guidance is effective beginning in the first quarter of 2019 and requires companies to transition using a modified retrospective approach. Linde has applied the practical expedient which allows prospective transition to the new lease accounting standard on January 1, 2019. The company elected the package of practical expedients relating to the reassessment of the lease portfolio pertaining to (i) whether expiring or existing contracts contain lease components, (ii) lease classification under ASC 842 and (iii) whether initial direct costs were capitalized under ASC 840. The company further implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

The standard had an immaterial impact on our condensed consolidated balance sheets and consolidated income statements. The most significant impact was the recognition of right of use ("ROU") assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. The company recognized both right of use assets and lease liabilities of $1.2 billion upon adoption. The adoption of the new lease accounting standard had no impact on retained earnings (See Note 16).

•
Derivatives and Hedging - In August 2017, the FASB issued updated guidance on accounting for hedging activities. The new guidance simplifies hedge effectiveness documentation requirements, changes both the designation and measurement for qualifying hedging relationships and the presentation of hedge results. This guidance was effective for the company beginning in the first quarter of 2019. The adoption of the standard had an immaterial impact on the consolidated financial statements.

Accounting Standards to be Implemented

•
Credit Losses on Financial Instruments – In June 2016, the FASB issued an update on the measurement of credit losses. The guidance introduces a new accounting model for expected credit losses on financial instruments, including trade receivables, based on estimates of current expected credit losses. This guidance will be effective for the company beginning in the first quarter 2020 and requires companies to apply the change in accounting on a prospective basis. The company is currently evaluating the impact this update will have on the consolidated financial statements.

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

•
Fair Value Measurement Disclosures - In August 2018, the FASB issued guidance that modifies the disclosure requirements for fair value measurements. The guidance is effective in fiscal year 2020, with early adoption permitted. Certain amendments must be applied prospectively while other amendments must be applied retrospectively. The company is evaluating the impact this guidance will have on the disclosures in the notes to the consolidated financial statements.

•
Retirement Benefit Disclosures - In August 2018, the FASB issued guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance is effective in fiscal year 2021, with early adoption permitted, and must be applied on a retrospective basis. The company is evaluating the impact this guidance will have on the disclosures in the notes to the consolidated financial statements.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

3. Cost Reduction Programs and Other Charges

2019 Charges

Cost reduction programs and other charges were $141 million and $230 million for the quarter and six months ended June 30, 2019, respectively ($113 million and $194 million, after-tax ). Following is a summary of the pre-tax charges by reportable segment for the quarter and six month periods ended June 30, 2019:

	Quarter Ended June 30, 2019
(millions of dollars)	Severance costs	Other cost reduction charges	Transaction related charges	Total
Americas	$20	$6	3	$29
EMEA	4	2	10	16
APAC	13	1	1	15
Engineering	—	4	—	4
Other	5	21	51	77
Total	$42	$34	$65	$141

	Six Months Ended June 30, 2019
(millions of dollars)	Severance costs	Other cost reduction charges	Transaction related charges	Total
Americas	$20	$7	27	$54
EMEA	4	9	2	15
APAC	22	2	1	25
Engineering	—	11	—	11
Other	5	29	91	125
Total	$51	$58	$121	$230

Cost Reduction Programs

Total cost reduction program related charges were $76 million and $109 million for the quarter and six months ended June 30, 2019, respectively ($61 million and $89 million after-tax).

Severance costs

Severance costs of $42 million and $51 million for the quarter and six months ended June 30, 2019, respectively, are for the elimination of approximately 1,100 positions, largely in the Americas and APAC, of which approximately 700 have terminated employment. The majority of actions are anticipated to be completed in 2019.

Other cost reduction charges

Other cost reduction charges of $34 million and $58 million for the quarter and six months ended June 30, 2019, respectively, are primarily related to actions taken to execute the company's synergistic actions including location consolidations and rationalization, software and process harmonization, and associated non-recurring costs.

Transaction Related Charges

On October 31, 2018, Praxair and Linde AG combined under Linde plc, as contemplated by the business combination agreement (see Note 1). In connection with the business combination, Linde incurred merger-related costs which totaled $65 million and $121 million ($52 million and $105 million after-tax) for the quarter and six months ended June 30, 2019, respectively.

Cash Requirements

The total cash requirements of the cost reduction program and other charges during the six months ended June 30, 2019 are estimated to be approximately $225 million, of which $135 million was paid through June 30, 2019. Total cost reduction programs and other charges, net of payments in the condensed consolidated statements of cash flows for the six months ended June 30, 2019 also reflect the impact of cash payments of liabilities accrued as of December 31, 2018.

The following table summarizes the activities related to the company's cost reduction related charges for the six months ended June 30, 2019:

(millions of dollars)	Severance costs	Other cost reduction charges	Transaction related charges	Total
2019 Cost Reduction Programs and Other Charges	$51	$58	$121	$230
Less: Cash payments	(37)	(21)	(77)	(135)
Less: Non-cash charges	—	(4)	—	(4)
Foreign currency translation and other	—	—	(1)	(1)
Balance, June 30, 2019	$14	$33	$43	$90

2018 Charges

Transaction costs and other charges were $24 million million and $43 million for the quarter and six months ended June 30, 2018, respectively ($21 million and $39 million after-tax and noncontrolling interests).

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

The purchase price and estimated fair value of Linde AG’s net assets acquired as of the merger date on October 31, 2018 is presented as follows:

(in thousands, except value per share data, Linde AG exchange ratio, and purchase price)
Linde AG common stock tendered as of October 31, 2018 (i)	170,875 Shares
Business combination agreement exchange ratio (ii)	1.54 : 1
Linde plc ordinary shares issued in exchange for Linde AG	263,148 Shares
Per share price of Praxair, Inc. common stock (iii)	$164.50
Purchase price (millions of dollars)	$43,288

(i)	Number of Linde AG shares tendered in the 2017 Exchange Offer.
(ii)	Exchange ratio for Linde AG shares as set forth in the business combination agreement.
(iii)	Closing price of Praxair shares on the New York Stock Exchange prior to the effective time of the business combination on October 31, 2018.

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
The following table summarizes the preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed by Linde, with the excess of the purchase price over the fair value of Linde AG’s net assets recorded as goodwill. Due to the timing of the business combination, the magnitude and multi-national nature of the net assets acquired, and the hold separate order which deferred integration of the two merged companies until March 1, 2019, at June 30, 2019 the valuation process to determine the fair values was not complete and further adjustments are expected in 2019. The company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, analysis is able to be performed, refinement of market participant assumptions, finalization of tax returns in the pre-merger period and the application of push-down accounting at the subsidiary level. The areas where the fair value assessments are not finalized and, therefore, subject to adjustment during the measurement period relate primarily to identifiable intangible assets, property, plant and equipment, net assets held for sale, equity investments, income taxes, noncontrolling interests, contingencies and goodwill. The more significant measurement period adjustments made by Linde during the six months ended June 30, 2019 reflect: the agreed upon sale price of Linde AG’s Korean business resulting in an increase to assets held for sale and corresponding decrease to goodwill of $324 million, and an adjustment to the sale value of the Linde AG Americas businesses resulting in a decrease to assets held for sale and corresponding increase to goodwill of $296 million. As the company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will likely be recorded during the measurement period, but no later than one year from the date of the acquisition. The company will reflect measurement period adjustments in the period in which the adjustments are determined.
The table below reflects the impact of measurement period adjustments made through June 30, 2019. The final determination of the fair values will likely result in further adjustments to the values presented in the following table:

Millions of dollars	Estimated Fair Value
Assets
Cash and cash equivalents	$1,363
Accounts receivable – net	2,859
Inventories	1,452
Assets held for sale	5,208
Prepaid and other current assets	1,251
Property, plant and equipment	19,366
Equity investments	1,395
Goodwill	24,193
Other intangible assets	15,592
Other long-term assets	978
Total Assets Acquired	$73,657
Less: Liabilities Assumed
Accounts payable	$3,360
Short-term debt	1,177
Current portion of long-term debt	1,864
Accrued taxes	159
Liabilities of assets held for sale	676
Other current liabilities	3,032
Long-term debt	6,295
Other long-term liabilities	1,908
Deferred credits, including deferred income taxes	6,752
Total Liabilities Assumed	$25,223
Less: Noncontrolling Interests	5,146
Purchase Price (i)	$43,288

(i)	See above for the calculation of the purchase price.

Summary of Significant Fair Value Methods
The methods used to determine the fair value of significant identifiable assets and liabilities included in the preliminary allocation of purchase price are included in Note 3 to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2018. The excess of the consideration for the merger over the preliminary fair value of net assets acquired was recorded as goodwill. The merger resulted in the recognition of $24,193 million of goodwill, which is not deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, expanded market opportunities and cost and other operating synergies anticipated upon the integration of the operations of Praxair and Linde AG. The push down of goodwill to reporting units is not final and may differ from this preliminary determination.

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

The unaudited pro forma results for the quarter and six months ended June 30, 2019 and 2018, prepared in accordance with ASC 805, are summarized below:

	*Quarter Ended June 30,		**Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Sales	$7,204	$7,660	$14,148	$15,061
Income from continuing operations	$513	$657	$996	$1,256
Diluted earnings per share from continuing operations	$0.94	$1.18	$1.82	$2.26
* The quarter ended June 30, 2019 includes sales and income from continuing operations from the company's merger-related divestitures of $25 million and $4 million, respectively (2018 includes $456 million and $100 million, respectively).
**The six months ended June 30, 2019 includes sales and income from continuing operations from the company's merger-related divestitures of $55 million and $9 million, respectively (2018 includes $891 million and $191 million, respectively).
Significant nonrecurring amounts reflected in the pro forma results are as follows:
For the quarter and six month periods ended June 30, 2018, Praxair Inc., and Linde AG collectively incurred pre-tax costs of $69 million and $129 million, respectively, to prepare for and close the merger. These costs were reflected within the results of operations in the pro forma results as if they were incurred on January 1, 2017. Any costs incurred related to merger-related divestitures and integration and to prepare for the intended business separations were reflected in the pro-forma results in the period in which they were incurred.
The company incurred pre-tax charges of $10 million ($8 million after tax) and $51 million ($40 million after tax) in the first quarter of 2019 related to the amortization of the fair value step-up of inventories acquired and sold, as well as a pension settlement due to payments to certain participants as a result of change in control provisions within a U.S. nonqualified pension plan, respectively. The six month period ended June 30, 2019 pro forma results were adjusted to exclude these charges as these costs were reflected within the results of operations in the pro formas results as if they were incurred on January 1, 2017.
Non-Merger Related Acquisitions
Acquisitions were $140 million, net of cash acquired, during the six months ended June 30, 2019, largely in the Americas. Acquisition activity was immaterial for the same period in 2018.
5. Supplemental Information
Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	June 30, 2019	December 31, 2018
Inventories
Raw materials and supplies	$362	$339
Work in process	337	321
Finished goods	1,009	991
Total inventories	$1,708	$1,651

6. Debt
The following is a summary of Linde's outstanding debt at June 30, 2019 and December 31, 2018:

(Millions of dollars)	June 30, 2019	December 31, 2018
SHORT-TERM
Commercial paper and U.S. bank borrowings	$785	$829
Other bank borrowings (primarily international)	690	656
Total short-term debt	1,475	1,485
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
1.90% Notes due 2019 (b)	—	500
Variable rate notes due 2019 (b)	—	150
1.75% Euro denominated notes due 2019 (b,c)	—	578
4.25% AUD denominated notes due 2019 (b)	—	71
Variable rate notes due 2019	200	200
2.25% Notes due 2020	300	299
1.75% Euro denominated notes due 2020 (c)	1,163	1,185
0.634% Euro denominated notes due 2020	58	58
4.05% Notes due 2021	499	499
3.875% Euro denominated notes due 2021 (c)	735	755
3.00% Notes due 2021	498	498
0.250% Euro denominated notes due 2022 (c)	1,147	1,156
2.45% Notes due 2022	598	598
2.20% Notes due 2022	499	498
2.70% Notes due 2023	498	498
2.00% Euro denominated notes due 2023 (c)	796	805
5.875% GBP denominated notes due 2023 (c)	447	454
1.20% Euro denominated notes due 2024	623	628
1.875% Euro denominated notes due 2024 (c)	369	373
2.65% Notes due 2025	398	398
1.625% Euro denominated notes due 2025	563	568
3.20% Notes due 2026	725	725
3.434% Notes due 2026	196	195
1.652% Euro denominated notes due 2027	95	96
1.00% Euro denominated notes due 2028 (c)	885	861
1.90% Euro denominated notes due 2030	120	121
3.55% Notes due 2042	662	662
Other	10	10
International bank borrowings	266	291
Obligations under capital leases	132	81
	12,482	13,811
Less: current portion of long-term debt	(227)	(1,523)
Total long-term debt	12,255	12,288
Total debt	$13,957	$15,296

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

(b)
In February 2019 Linde repaid $500 million of 1.90% notes that became due; in May 2019 Linde repaid $150 million of variable rate notes that became due; in June 2019 Linde repaid €500 million of 1.75% notes that became due and the associated interest rate swap was settled; also in June 2019 Linde settled AUD100 million of variable rate notes that became due.

(c)
June 30, 2019 and December 31, 2018 included a cumulative $59 million and $14 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 7 for additional information.

On March 26, 2019 the company and certain of its subsidiaries entered into an unsecured revolving credit agreement ("the Credit Agreement") with a syndicate of banking institutions, which became effective on March 29, 2019. The Credit Agreement provides for total commitments of $5.0 billion, which may be increased up to $6.5 billion, subject to receipt of additional commitments and satisfaction of customary conditions. There are no financial maintenance covenants contained within the Credit Agreement. The revolving credit facility expires on March 26, 2024 with the option to request two one-year extensions of the expiration date. In connection with the effectiveness of the Credit Agreement, Praxair and Linde AG terminated their respective existing revolving credit facilities. No borrowings were outstanding under the Credit Agreement as of June 30, 2019.
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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of June 30, 2019, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2019 and December 31, 2018 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$8,979	$6,357	$27	$24	$41	$42
Forecasted transactions	938	945	11	15	41	17
Interest rate/Cross-currency interest rate swaps	1,253	2,110	27	112	24	40
Commodity contracts	—	—	—	27	—	9
Total	$11,170	$9,412	$65	$178	$106	$108
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$35	$—	$1	$—	$1	$—
Forecasted transactions	584	158	34	2	9	3
Commodity contracts	—	—	22	—	2	—
Interest rate swaps	2,142	2,164	43	13	3	10
Total Hedges	$2,761	$2,322	$100	$15	$15	$13
Total Derivatives	$13,931	$11,734	$165	$193	$121	$121

(a)
Current assets of $85 million are recorded in prepaid and other current assets; long-term assets of $80 million are recorded in other long-term assets; current liabilities of $78 million are recorded in other current liabilities; and long-term liabilities of $43 million are recorded in other long-term liabilities.

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

Net Investment Hedge

As of June 30, 2019, Linde has not designated any hedges of net investment positions in foreign operations. Linde had previously designated Euro-denominated debt instruments as net investment hedges to reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Exchange rate movements of $206 million relating to the previously designated Euro-denominated debt incurred in the financial periods prior to de-designation will remain in AOCI, until appropriate, such as liquidation of the foreign operations at which time amounts will be reclassified to the consolidated statement of income. Exchange rate movements related to the Euro-denominated debt occurring after de-designation are shown in the consolidated statement of income.

Interest Rate Swaps

Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability. The notional value of outstanding interest rate swaps of Linde with maturity dates from 2019 through 2028 was $1,920 million at June 30, 2019 and $2,164 million at December 31, 2018 (see Note 6 for further information).

Terminated Treasury Rate Locks
The unrecognized aggregated losses related to terminated treasury rate lock contracts on the underlying $500 million 3.00% fixed-rate notes that mature in 2021 and the $500 million 2.20% fixed-rate notes that mature in 2022 at June 30, 2019 and December 31, 2018 were $2 million (net of taxes of $1 million) and $2 million (net of taxes of $1 million), respectively. The unrecognized gains / (losses) for the treasury rate locks are shown in AOCI and are being recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements.

Derivatives' Impact on Consolidated Statements of Income

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(125)	$(68)	$69	$(32)
Other balance sheet items	4	(1)	2	1
Total	$(121)	$(69)	$71	$(31)

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

The amounts of gain or loss recognized in AOCI and reclassified to the consolidated statement of income was immaterial for both the quarter and six months ended June 30, 2019. Net losses expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Assets
Derivative assets	$—	$—	$165	$193	$—	$—
Investments and securities*	21	22	—	—	29	30
Total	$21	$22	$165	$193	$29	$30

Liabilities
Derivative liabilities	$—	$—	$121	$121	$—	$—

* Investments and securities are recorded in prepaid and other current assets in the company's condensed consolidated balance sheets.

Level 1 investments and securities are marketable securities traded on an exchange. Level 2 investments are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions. Level 3 investments and securities consist of a venture fund. For the valuation, Linde uses the net asset value received as part of the fund's quarterly reporting, which for the most part is not based on quoted prices in active markets. In order to reflect current market conditions, Linde proportionally adjusts these by observable market data (stock exchange prices) or current transaction prices.

The following table summarizes the changes in level 3 investments and securities for the six months ended June 30, 2019. Gains (losses) recognized in earnings are recorded to interest expense - net in the company's consolidated statements of income.

(Millions of dollars)	2019
Balance at January 1	$30
Gains (losses) recognized in earnings	(1)
Balance at June 30	$29

The fair value of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments.
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At June 30, 2019, the estimated fair value of Linde’s long-term debt portfolio was $12,819 million versus a carrying value of $12,482 million. At December 31, 2018, the estimated fair value of Linde’s long-term debt portfolio was $13,725 million versus a carrying value of $13,811 million. As Linde AG's assets and liabilities were measured at estimated fair value as of the merger date, differences between the carrying value and the fair value are insignificant; remaining differences are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

9. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Income from continuing operations, Income from discontinued operations and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator (Millions of dollars)
Income from continuing operations	$513	$480	$948	$942
Income from discontinued operations	9	—	91	—
Net Income – Linde plc	$522	$480	$1,039	$942
Denominator (Thousands of shares)
Weighted average shares outstanding	542,356	287,467	543,834	287,321
Shares earned and issuable under compensation plans	205	336	199	333
Weighted average shares used in basic earnings per share	542,561	287,803	544,033	287,654
Effect of dilutive securities
Stock options and awards	3,927	3,105	3,738	3,272
Weighted average shares used in diluted earnings per share	546,488	290,908	547,771	290,926
Basic earnings per share from continuing operations	$0.95	$1.67	$1.74	$3.27
Basic earnings per share from discontinued operations	0.02	—	0.17	—
Basic Earnings Per Share	$0.97	$1.67	$1.91	$3.27
Diluted earnings per share from continuing operations	$0.94	$1.65	$1.73	$3.24
Diluted earnings per share from discontinued operations	0.02	—	0.17	—
Diluted Earnings Per Share	$0.96	$1.65	$1.90	$3.24

There were no antidilutive shares for any period presented.
10. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows:

(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
Balance, December 31, 2018*	$9,174	$10,960	$5,295	$1,075	$370	$26,874
Measurement period adjustments*	342	8	(303)	—	—	47
Acquisitions	120	—	—	—	—	120
Foreign currency translation	—	(83)	(1)	—	(10)	(94)
Balance, June 30, 2019	$9,636	$10,885	$4,991	$1,075	$360	$26,947

* The final determination of the goodwill assignment to segments may result in further measurement period adjustments to the preliminary values recorded in the purchase accounting for the merger (see Note 4).

Goodwill is tested annually in the second quarter and when there is an indication of an impairment. Effective October 31, 2018, Praxair and Linde AG combined their respective businesses and became subsidiaries of Linde plc. During the first quarter following the lifting of the Hold Separate Order on March 1, 2019, the company realigned the reporting units. In addition to the impairment analysis performed immediately prior to the change and following the realignment of reporting units, the annual test was executed during the quarter ended June 30, 2019. For all assessments Linde applied the FASB's accounting guidance per ASC 350 which allows the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment (refer to Note 1 to the consolidated financial statements of Linde's 2018 Annual Report on Form 10-K). Based on the qualitative analysis, Linde determined that it was more likely than not that the fair value of each of its reporting units exceeded its carrying value and therefore further quantitative analysis was not required. Additionally, the company reviews the financial performance of its reporting units over the course of the year to assess whether circumstances have changed that would indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. In cases where an indication of impairment is determined to exist, the company completes an interim goodwill impairment test specifically for that reporting unit. As a result, no impairment was recorded and there were no indicators of impairment through June 30, 2019.
Changes in the carrying amounts of other intangibles for the six months ended June 30, 2019 were as follows:

(Millions of dollars)	Customer relationships	Brands/Tradenames	Other Intangible Assets	Total
Cost:
Balance, December 31, 2018 (1)	$13,288	$2,288	$1,366	$16,942
Additions	25	6	10	41
Foreign currency translation	(46)	(10)	(3)	(59)
Other	(1)	—	21	20
Balance, June 30, 2019	$13,266	$2,284	$1,394	$16,944
Less: Accumulated amortization
Balance, December 31, 2018	$(317)	$(22)	$(380)	$(719)
Amortization expense	(314)	(18)	(93)	(425)
Foreign currency translation	(1)	—	3	2
Other	—	—	2	2
Balance, June 30, 2019	$(632)	$(40)	$(468)	$(1,140)
Net balance at June 30, 2019	$12,634	$2,244	$926	$15,804

(1)	Final determination of the intangible asset values may result in measurement period adjustments to the preliminary values recorded in the purchase accounting for the merger (see Note 4).
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 26 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2019	$465
2020	996
2021	839
2022	806
2023	783
Thereafter	10,246
Total amortization related to finite-lived intangible assets	14,135
Indefinite-lived intangible assets at June 30, 2019	1,669
Net intangible assets at June 30, 2019	$15,804

11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and six months ended June 30, 2019 and 2018 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2019	2018	2019	2018	2019	2018	2019	2018
Amount recognized in Operating Profit
Service cost	$39	$12	$—	$1	$78	$24	$1	$1
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	65	25	1	1	133	51	3	2
Expected return on plan assets	(113)	(41)	—	—	(232)	(83)	—	—
Net amortization and deferral	14	18	(1)	(1)	28	36	(2)	(2)
Curtailment and termination benefits (a)	10	—	—	—	10	—	—	—
Settlement charge (b)	—	—	—	—	51	—	—	—
	(24)	2	—	—	(10)	4	1	—
Net periodic benefit cost	$15	$14	$—	$1	$68	$28	$2	$1

(a) In the second quarter of 2019, Linde recorded a curtailment gain of $7 million and a charge of $17 million for termination benefits in connection with a defined benefit pension plan freeze.
(b) In the first quarter of 2019, benefits of $91 million were paid related to the settlement of a U.S. non-qualified plan that was triggered due to a change in control provision. Accordingly, Linde recorded a pension settlement charge of $51 million ($38 million after-tax, or $0.07 per diluted share).
Linde estimates that 2019 required contributions to its pension plans will be in the range of $95 million to $160 million, of which $43 million have been made through June 30, 2019.
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

•
At June 30, 2019 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $210 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais ($574 million) on White Martins, the Brazil-based subsidiary of Praxair, Inc. The fine was reduced to R$1.7 billion Brazilian reais ($444 million) due to a calculation error made by CADE. On September 14, 2015, the fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision on June 30, 2016.

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

•
On and after April 23, 2019 former shareholders of Linde AG filed appraisal proceedings at the District Court (Landgericht) Munich I (Germany), seeking an increase of the cash consideration paid in connection with the previously completed cash merger squeeze-out of all of Linde AG’s minority shareholders for €189.46 per share. Any such increase would apply to all 14,763,113 Linde AG shares that were outstanding on April 8, 2019, when the cash merger squeeze-out was completed. The period for plaintiffs to file claims expired on July 9, 2019. The company believes the consideration paid was fair and that the claims lack merit, and no reserve has been established. We cannot estimate the timing of resolution.

13. Segments

Effective October 31, 2018, Praxair and Linde AG completed the previously announced merger pursuant to the Merger Agreement, resulting in the formation of Linde plc (see Note 1 for additional information on the merger). As a result of the merger and effective with the lifting of the Hold Separate Order effective on March 1, 2019, new operating segments were created which are used by the company's Chief Operating Decision Maker ("CODM") to allocate company resources and assess performance. Linde’s operations consist of two major product lines: industrial gases and engineering/other. As further described in the following paragraph, Linde’s industrial gases operations are managed on a geographic basis, which represents three of the company's new reportable segments - Americas, EMEA (Europe/Middle East/Africa), and APAC (Asia/Pacific); a fourth reportable segment which represents the company's Engineering business, designs and manufactures equipment for air separation and other industrial gas applications specifically for end customers and is managed on a worldwide basis operating in all three geographic segments. Other consists of corporate costs and a few smaller businesses which individually do not meet the quantitative thresholds for separate presentation.
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

The table below presents sales and operating profit information about reportable segments and Other for the quarters and six months ended June 30, 2019 and 2018. Prior periods presented have been recast to be consistent with the new segment structure:

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2019	2018	2019	2018
SALES(a)
Americas	$2,779	$1,865	$5,485	$3,715
EMEA	1,673	435	3,355	850
APAC	1,513	460	2,965	895
Engineering	752	—	1,388	—
Other	487	284	955	567
Total sales	$7,204	$3,044	$14,148	$6,027

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2019	2018	2019	2018
SEGMENT OPERATING PROFIT
Americas	$646	$510	$1,231	$993
EMEA	332	93	679	180
APAC	310	108	588	214
Engineering	99	—	177	—
Other	(62)	2	(121)	(2)
Segment operating profit	1,325	713	2,554	1,385
Cost reduction programs and other charges (Note 3)	(141)	(24)	(230)	(43)
Purchase accounting impacts - Linde AG	(515)	—	(1,046)	—
Total operating profit	$669	$689	$1,278	$1,342

(a)	Sales reflect external sales only. Intersegment sales were not material.

14. Equity
Equity
A summary of the changes in total equity for the quarter and six months ended June 30, 2019 and 2018 is provided below:

	Quarter Ended June 30,
(Millions of dollars)	2019			2018
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests (a)	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$51,175	$5,457	$56,632	$6,368	$516	$6,884
Net income (b)	522	29	551	480	18	498
Other comprehensive income (loss)	(142)	(21)	(163)	(616)	(21)	(637)
Noncontrolling interests:
Additions (reductions) (a)	—	(3,074)	(3,074)	—	1	1
Dividends and other capital changes	—	(76)	(76)	—	(13)	(13)
Redemption value adjustments	—	—	—		—	—
Dividends to Linde plc ordinary share holders ($0.875 per share in 2019 and $0.825 per share in 2018)	(474)	—	(474)	(237)	—	(237)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	—	—	—	1	—	1
For employee savings and incentive plans	(13)	—	(13)	15	—	15
Purchases of common stock	(526)	—	(526)	(1)	—	(1)
Share-based compensation	22	—	22	17	—	17
Balance, end of period	$50,564	$2,315	$52,879	$6,027	$501	$6,528

	Six Months Ended June 30,
(Millions of dollars)	2019			2018
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests (a)	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$51,596	$5,484	$57,080	$6,018	$493	$6,511
Net income (b)	1,039	65	1,104	942	27	969
Other comprehensive income (loss)	79	(88)	(9)	(498)	(10)	(508)
Noncontrolling interests:
Additions (reductions) (a)	—	(3,066)	(3,066)	—	7	7
Dividends and other capital changes	—	(80)	(80)	—	(16)	(16)
Redemption value adjustments	—	—	—	(2)	—	(2)
Dividends to Linde plc ordinary share holders ($1.75 per share in 2019 and $1.65 per share in 2018)	(951)	—	(951)	(474)	—	(474)
Issuances of common stock:	—	—	—
For the dividend reinvestment and stock purchase plan	—	—	—	3	—	3
For employee savings and incentive plans	(7)	—	(7)	18	—	18
Purchases of common stock	(1,230)	—	(1,230)	(1)	—	(1)
Share-based compensation	38	—	38	21	—	21
Balance, end of period	$50,564	$2,315	$52,879	$6,027	$501	$6,528
(a) As of the beginning of both periods, noncontrolling interests included approximately $3.2 billion relating to the 8% of Linde AG shares which were not tendered in the Exchange Offer and were intended to be the subject of a cash-merger squeeze-out. On April 8, 2019 Linde AG completed the merger squeeze-out of all of its minority shares.
(b) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarter and $1 million for the six months ended June 30, 2019 ($1 million and $2 million for the quarter and six months ended June 30, 2018), which is not part of total equity.
The components of AOCI are as follows:

	June 30,	December 31,
(Millions of dollars)	2019	2018
Cumulative translation adjustment - net of taxes:
Americas	$(3,258)	$(3,375)
EMEA	(138)	105
APAC	(123)	(114)
Engineering	21	40
Other	(34)	(246)
	(3,532)	(3,590)
Derivatives - net of taxes	(18)	(2)
Unrealized gain (loss) on securities	—	(1)
Pension / OPEB funded status obligation (net of $275 million and $292 million tax benefit in June 30, 2019 and December 31, 2018, respectively)	(827)	(863)
	$(4,377)	$(4,456)

15. Revenue Recognition

Revenue is accounted for in accordance with ASC 606. Revenue is recognized as control of goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to receive in exchange for the goods or services.
Contracts with Customers
Approximately 83% of Linde's consolidated sales are generated from industrial gases and related products in three geographic segments (Americas, APAC, and EMEA) and the remaining 17% is related primarily to the Engineering segment, and to a lesser extent Other (see Note 13 for operating segment details). Linde serves a diverse group of industries including healthcare, energy, manufacturing, food, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment.
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
Following is a description of each of the three industrial gases distribution methods and the respective revenue recognition policies :
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $405 million and $283 million at June 30, 2019 and December 31, 2018, respectively. Total contract liabilities are $1,880 million at June 30, 2019 (current of $1,682 million and $198 million within other long-term liabilities in the condensed consolidated balance sheets). Total contract liabilities were $1,934 million at December 31, 2018 (current contract liabilities of $1,546 million, $234 million classified as deferred income within other current liabilities and $154 million in other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the six months ended June 30, 2019 that was included in the contract liability at December 31, 2018 was $780 million.Contract assets and liabilities primarily relate to the Linde Engineering business acquired in the merger. The industrial gases business does not have material contract assets or liabilities.
Payment Terms and Other
Linde generally receives payment after performance obligations are satisfied, and customer prepayments are not typical for the gases business. Payment terms vary based on the country where sales originate and local customary payment practices. Linde does not offer extended financing outside of customary payment terms. Contract asset and liability balances and the changes in these balances are not material. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue producing transactions are presented on a net basis and are not included in sales within the consolidated statement of income. Additionally, sales returns and allowances are not a normal practice in the industry and are not significant.

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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarter and six months ended June 30, 2019 and June 30, 2018.

(Millions of dollars)	Quarter Ended June 30, 2019
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$735	$476	$551	$—	$53	$1,815	25%
On-Site	699	355	534	—	—	1,588	22%
Packaged Gas	1,315	842	386	—	6	2,549	36%
Other	30	—	42	752	428	1,252	17%
	$2,779	$1,673	$1,513	$752	$487	$7,204	100%

(Millions of dollars)	Quarter Ended June 30, 2018
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$697	$153	$156	$—	$31	$1,037	34%
On-Site	559	78	248	—	—	885	29%
Packaged Gas	601	202	54	—	—	857	28%
Other	8	2	2	—	253	265	9%
	$1,865	$435	$460	$—	$284	$3,044	100%

(Millions of dollars)	Six Months Ended June 30, 2019
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,439	$903	$1,048	$—	$84	$3,474	25%
On-Site	1,402	732	1,064	—	—	3,198	22%
Packaged Gas	2,602	1,716	779	—	6	5,103	36%
Other	42	4	74	1,388	865	2,373	17%
	$5,485	$3,355	$2,965	$1,388	$955	$14,148	100%

(Millions of dollars)	Six Months Ended June 30, 2018
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,375	$300	$295	$—	$62	$2,032	34%
On-Site	1,135	159	492	—	—	1,786	29%
Packaged Gas	1,192	386	105	—	—	1,683	28%
Other	13	5	3	—	505	526	9%
	$3,715	$850	$895	$—	$567	$6,027	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. The company estimates the consideration related to minimum purchase requirements is approximately $46 billion. This amount excludes all sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements are estimated to be earned in the next five years and the remaining thereafter.

16. Leases
In the normal course of its business, Linde enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Total lease and rental expenses related to operating lease right of use assets for the quarter and six months ended June 30, 2019 was $88 million and $182 million, respectively. Operating leases costs are included in selling, general and administrative expenses and cost of sales, exclusive of depreciation and amortization. The related assets and obligations are included in other long term assets and other current liabilities and other long term liabilities, respectively. Total lease and rental expenses related to finance lease right of use assets for the quarter and six months ended June 30, 2019 were $7 million and $13 million, respectively and the costs are included in depreciation and amortization, and interest. Related assets and obligations are included in property, plant and equipment - net and debt, respectively. Linde includes renewal options that are reasonably certain to be exercised as part of the lease term. Operating and financing lease expenses above include short term and variable lease costs which are immaterial.

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

Gains and losses on sale and leaseback transactions were immaterial. Operating cash flows from operating leases for the quarter and six months ended June 30, 2019 were $85 million and $170 million respectively. Cash flows from finance leases for the same period were immaterial.

Supplemental balance sheet information related to leases is as follows:

(Millions of dollars)	June 30, 2019
Operating leases
Operating lease right-of-use assets	$998

Other current liabilities	249
Other long-term liabilities	715
Total operating lease liabilities	$964

Finance leases
Finance lease right-of-use assets	$113

Current portion of long-term debt	22
Long-term debt	110
Total finance lease liabilities	$132

Supplemental operating lease information:

June 30, 2019
Weighted average lease term (years)	7 years
Weighted average discount rate	2.85%

Future operating and financing lease payments as of June 30, 2019 are as follows (millions of dollars):

Period	Operating Leases	Finance Leases
Remaining 2019	$224	$28
2020	228	24
2021	182	19
2022	139	15
2023	92	6
Thereafter	276	68
Total future undiscounted lease payments	$1,141	$160
Less imputed interest	(177)	(28)
Total reported lease liability	$964	$132

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

Additionally, to satisfy regulatory requirements in other jurisdictions, Praxair agreed to sell certain operations in Chile, China, India and South Korea. The Chilean business was sold as part of the Linde AG Americas SPA (as defined below), the select Indian assets were sold in July 2019, and other sales are expected during 2019. Effective October 22, 2018, the date of final regulatory approvals, these businesses have been accounted for as assets held for sale on the condensed consolidated balance sheets. These businesses were evaluated for discontinued operations accounting treatment under U.S. GAAP and it was determined that they did not meet the definition of a discontinued operation as these transactions did not represent a strategic shift with a major effect, after considering the impact of the merger.

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

Additionally, on April 30, 2019, Linde completed the sale of selected assets of Linde Korea to IMM Private Equity Inc., to satisfy requirements of the Korea Fair Trade Commission. The assets divested include bulk and on-site business in Giheung, Pohang and Seosansites as well as oxygen and nitrogen on-site generators. The sale price of $1.2 billion will be subject to customary adjustments.

The net carrying value of Linde AG's Americas business assets and liabilities divested on March 1, 2019 is presented below:

Millions of dollars	Carrying Value
Assets
Cash and cash equivalents	$200
Accounts receivable – net	479
Inventories	181
Prepaid and other current assets	409
Property, plant and equipment – net	1,590
Equity investments	37
Goodwill	3
Other intangible assets – net	10
Other long-term assets	76
Asset adjustments for estimated fair value	1,650
Total Assets Divested	$4,635
Liabilities
Accounts payable	$94
Accrued taxes	60
Other current liabilities	767
Long-term debt	2
Other long-term liabilities	98
Deferred credits	177
Total Liabilities Divested	$1,198
Cumulative translation adjustment, net of taxes	12
Net Assets Divested	$3,449

The net carrying value of Linde AG's South Korean business assets and liabilities divested on April 30, 2019 is presented below:

Millions of dollars	Carrying Value
Assets
Accounts receivable – net	$27
Inventories	16
Property, plant and equipment – net	389
Asset adjustments for estimated fair value	879
Total Assets Divested	$1,311
Liabilities
Accounts payable	$2
Accrued taxes	12
Other current liabilities	29
Long-term debt	6
Other long-term liabilities	3
Deferred credits	31
Total Liabilities Divested	$83
Cumulative translation adjustment, net of taxes	—
Net Assets Divested	$1,228

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

Millions of dollars	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Net sales	$15	$430
Cost of sales	4	242
Other operating costs	—	43
Operating profit	$11	$145
Income from equity investments	2	4
Income taxes	4	51
Income from discontinued operations, net of tax	$9	$98
Noncontrolling interests	—	(7)
Income from discontinued operations, net of tax and noncontrolling interests	$9	$91

For the quarter and six months ended June 30, 2019 there were no material amounts of depreciation, amortization, capital expenditures, or significant operating or investing non-cash items related to discontinued operations.

Net Assets Held for Sale

Net assets held for sale includes both the Linde AG merger-related divestitures that meet the criteria for discontinued operations and the Praxair merger-related divestitures that do not. As of June 30, 2019 and December 31, 2018, the following assets and liabilities are reported as components of the net assets held for sale in the condensed consolidated balance sheets:

Millions of dollars	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$7	$182
Accounts receivable – net	27	297
Inventories	2	209
Prepaid and other current assets	1	54
Property, plant and equipment – net	79	2,005
Other Assets	42	187
Asset adjustments for estimated fair value (Note 4)	125	2,564
Total Assets Classified as Assets Held for Sale	$283	$5,498
Liabilities
Accounts payable	2	125
Deferred credits	4	206
Other liabilities	5	437
Total Liabilities Classified as Assets Held for Sale	11	768
Net Assets Classified as Held for Sale	$272	$4,730

18. Subsequent Events

Linde India Divestiture

On July 12, 2019 Linde completed the sale of selected assets of Linde India, in accordance with the recent merger between Linde AG and Praxair, Inc. and the Competition Commission of India. The sale price of $218 million will be subject to customary adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
Merger of Praxair, Inc. and Linde AG

Linde plc ("Linde") is a public limited company formed under the laws of Ireland in 2017 in accordance with the requirements of the business combination agreement between Praxair, Inc. ("Praxair") and Linde Aktiengesellschaft ("Linde AG"). On October 31, 2018 Praxair and Linde AG combined their respective businesses through an all-stock transaction, and became subsidiaries of Linde plc (collectively referred to as the “business combination” or "merger"). The business combination of Praxair and Linde AG has been accounted for using the acquisition method of accounting under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 805, “Business Combinations,” with Praxair representing the accounting acquirer under this guidance. Accordingly, the historical financial statements of Praxair for the periods prior to the merger are considered to be the historical financial statements of Linde. The results of Linde AG are included in Linde’s consolidated results from the merger date forward. The Linde shares trade on the New York Stock Exchange and the Frankfurt Stock Exchange under the ticker symbol “LIN”. See Notes 1 and 4 to the unaudited condensed consolidated financial statements for additional information.

In connection with the business combination, the company, Praxair and Linde AG, entered into various agreements with regulatory authorities to satisfy anti-trust requirements to secure approval to consummate the business combination. These agreements required the sale of the majority of Praxair’s European businesses (completed on December 3, 2018), a significant portion of Linde AG’s Americas business (completed on March 1, 2019), select assets of Linde AG's South Korean industrial gases business (completed April 30, 2019), select assets of Praxair's Indian industrial gases business (completed July 12, 2019), as well as certain divestitures of other Praxair and Linde AG businesses in Asia that are currently expected to be sold in 2019 (collectively, the “merger-related divestitures”). In the consolidated financial statements included in Item I, Praxair’s merger-related divestitures are included in the results of operations until sold and Linde AG’s merger-related divestitures are accounted for as discontinued operations. See Notes 1 and 17 to the condensed consolidated financial statements included in Item I for additional information relating to merger-related divestitures.

Additionally, to obtain merger approval in the United States Linde, Praxair and Linde AG entered into an agreement with the U.S. Federal Trade Commission dated October 1, 2018 (“hold separate order” or “HSO”). Under the HSO, the company, Praxair and Linde AG agreed to continue to operate Linde AG and Praxair as independent, ongoing, economically viable, competitive businesses held separate, distinct, and apart from each other’s operations; and not coordinate any aspect of their operations until certain divestitures in the United States were completed. Accordingly, Linde had accounted for Linde AG as a separate segment for 2018 reporting purposes effective with the merger date. Prior to the merger date, the company’s Linde AG segment did not exist. Since the FTC hold separate order restrictions were lifted effective March 1, 2019, the company subsequently implemented a new segment structure as follows: Americas; EMEA (Europe/Middle East/Africa); APAC (Asia/Pacific), and Engineering. This new management organization structure was implemented during the first quarter 2019 and, accordingly, segment information has been retrospectively recast for all prior periods.

Items Affecting Comparability
Because Praxair and Linde AG combined their respective businesses effective with the merger date of October 31, 2018, the quarter  and six months ended June 30, 2019 reflects the results and cash flows of the combined business, while the quarter and six months ended June 30, 2018 includes only Praxair. Due to the size of Linde AG’s businesses prior to the merger, the reported results for 2019 and 2018 quarters are not comparable. The balance sheets at June 30, 2019 and December 31, 2018 are comparable because both periods reflect the merger.
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

Non-GAAP Measures
Throughout MD&A, the company provides adjusted pro forma operating results from continuing operations exclusive of certain items such as cost reduction programs and other charges, net gains on sale of businesses, purchase accounting impacts of the Linde AG merger and pension settlement charges. Adjusted pro forma and pro forma amounts are non-GAAP measures which are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management find useful in evaluating the company’s operating performance. Items which the company does not believe to be indicative of on-going business performance are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. In addition, operating results from continuing operations, excluding these items, is important to management's development of annual and long-term employee incentive compensation plans. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.

For further information relating to the $43.3 billion merger of Praxair and Linde AG refer to the above sections of the MD&A titled “Merger of Praxair, Inc. and Linde AG” and “Items Affecting Comparability”. The pro forma Income Statement Information and the non-GAAP measures and reconciliations are separately included in a later section in the MD&A titled "Supplemental Pro Forma Income Statement Information" and "Non-GAAP Measures and Reconciliations".
Consolidated Results
The following table provides summary information for the quarter and six months ended June 30, 2019 and 2018. The reported amounts are GAAP amounts from the Consolidated Statement of Operations. The pro forma and adjusted pro forma amounts are intended to supplement investors' understanding of the of the company's financial information and are not a substitute for GAAP measures:

	Reported Amounts (GAAP)			Pro Forma Amounts (a)
	Quarter Ended June 30,			Quarter Ended June 30,
(Millions of dollars, except per share data)	2019	2018	Variance	2019	2018	Variance
Sales	$7,204	$3,044	137%	$7,179	$7,178	—%
Cost of sales, exclusive of depreciation and amortization	4,280	1,706	151%	4,261	4,322	(1)%
Selling, general and administrative	884	307	188%	884	953	(7)%
As a percent of sales	12.3%	10.1%		12.3%	13.3%
Depreciation and amortization	1,195	311	284%	1,195	1,227	(3)%
Cost reduction programs and other charges (b)	141	24		76	—
Operating profit	669	689	(3)%	728	718	1%
Operating margin	9.3%	22.6%		10.1%	10.0%
Interest expense - net	10	44	(77)%	10	35	(71)%
Net pension and OPEB cost (benefit), excluding service cost	(24)	2	(1,300)%	(24)	(65)	(63)%
Effective tax rate	24.7%	24.6%		24.3%	26.2%
Income from equity investments	28	14	100%	28	12	133%
Noncontrolling interests from continuing operations	(29)	(19)	53%	(29)	(7)	314%
Income from continuing operations	$513	$480	7%	$561	$557	1%
Diluted earnings per share from continuing operations	$0.94	$1.65	(43)%	$1.03	$1.00	3%
Diluted shares outstanding	546,488	290,908	88%	546,488	555,151	(2)%
Number of employees	80,254	26,658
				Adjusted Pro forma Amounts (c)
Operating profit				$1,319	$1,246	6%
Operating margin				18.4%	17.4%
Income from continuing operations				$1,000	$905	10%
Diluted earnings per share from continuing operations				$1.83	$1.63	12%

Other Financial Data (b)
EBITDA and pro forma EBITDA from continuing operations	$1,892	$1,014	87%	$1,951	$1,957	—%
As percent of sales	26.3%	33.3%		27.2%	27.3%
Adjusted pro forma EBITDA from continuing operations				$2,041	$1,943	5%
As percent of sales				28.4%	27.1%

	Reported Amounts (GAAP)			Pro Forma Amounts (a)
	Six Months Ended June 30,			Six Months Ended June 30,
(Millions of dollars, except per share data)	2019	2018	Variance	2019	2018	Variance
Sales	$14,148	$6,027	135%	$14,093	$14,119	—%
Cost of sales, exclusive of depreciation and amortization	8,396	3,367	149%	8,345	8,454	(1)%
Selling, general and administrative	1,763	617	186%	1,762	1,857	(5)%
As a percent of sales	12.5%	10.2%		12.5%	13.2%
Depreciation and amortization	2,418	622	289%	2,418	2,465	(2)%
Cost reduction programs and other charges (b)	230	43		109	—
Operating profit	1,278	1,342	(5)%	1,396	1,417	(1)%
Operating margin	9.0%	22.3%		9.9%	10.0%
Interest expense - net	33	90	(63)%	33	107	(69)%
Net pension and OPEB cost (benefit), excluding service cost	(9)	4	(325)%	(60)	(103)	(42)%
Effective tax rate	24.6%	24.5%		23.5%	26.0%
Income from equity investments	62	29	114%	62	26	138%
Noncontrolling interests from continuing operations	(59)	(29)		(59)	(6)
Income from continuing operations	$948	$942	1%	$1,092	$1,066	2%
Diluted earnings per share from continuing operations	$1.73	$3.24	(47)%	$2.00	$1.92	4%
Diluted shares outstanding	547,771	290,926	1%	547,771	555,151	—%
Number of employees	80,254	26,658
				Adjusted Pro forma Amounts (c)
Operating profit				$2,541	$2,452	4%
Operating margin				18.0%	17.4%
Income from continuing operations				$1,927	$1,742	11%
Diluted earnings per share from continuing operations				$3.52	$3.14	12%

Other Financial Data (b)
EBITDA and pro forma EBITDA from continuing operations	$3,758	$1,993	89%	$3,876	$3,908	(1)%
As percent of sales	26.6%	33.1%		27.5%	27.7%
Adjusted pro forma EBITDA from continuing operations				$4,013	$3,859	4%
As percent of sales				28.5%	27.3%

(a) Pro forma Amounts are supplemental to the GAAP presentations and are prepared on a basis consistent with Article 11 of Regulation S-X. See "Supplemental Pro Forma Income Statement Information" and "Non-GAAP Reconciliations" sections of this MD&A.
(b) See Note 3 to the condensed consolidated financial statements.
(c) Adjusted pro forma amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to Adjusted pro forma amounts can be found in the "Supplemental Pro Forma Income Statement Information" and "Non-GAAP Reconciliations" sections of this MD&A.

Reported
In the second quarter of 2019, Linde's reported sales were $7,204 million, 137% above the prior year primarily due to the merger. Reported operating profit for the second quarter of 2019 of $669 million, or 9.3% of sales, was 3% below the prior year primarily due to the merger and related purchase accounting impacts. The reported EBITDA margin was 26.3% for the 2019 second quarter versus 33.3% in the 2018 quarter; the decrease is due to the merger. The reported effective tax rate ("ETR") was 24.7% which is consistent with the prior year quarter. Diluted earnings per share from continuing operations ("EPS") was $0.94, or 43% below reported EPS of $1.65 in the second quarter of 2018 primarily due to the lower income from continuing operations, including purchase accounting impacts, and higher diluted shares outstanding, both as a result of the merger.

Pro forma and Adjusted pro forma
In the second quarter of 2019, Linde's pro forma sales were $7,179 million, which were flat versus the prior year as growth from higher volumes and price was largely offset by unfavorable currency translation. Pro forma operating profit was $728 million, 10.1% of sales and 1% higher than the pro forma prior-year quarter. Both periods included the impact of purchase accounting and other charges. Excluding these items, adjusted pro forma operating profit was $1,319 million, 18.4% of sales and 6% above the 2018 adjusted pro forma second quarter. The company's pro forma EBITDA margin was 27.2% for the 2019 second quarter versus 27.3% in the 2018 period; and adjusted pro forma EBITDA margin was 28.4% for the second quarter 2019 versus 27.1%

in the 2018 quarter. The pro forma ETR was 24.3% in the second quarter 2019 versus 26.2% in the 2018 quarter while adjusted pro forma ETR was 23.8% in the second quarter of 2019 versus 26.0% in the second quarter of 2018. On an adjusted pro forma basis, EPS was $1.83, 12.3% above the 2018 adjusted pro forma EPS of $1.63, driven by higher adjusted pro forma income from continuing operations.
Outlook

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Linde believes that its sale of gas project backlog is one indicator of future sales growth. At June 30, 2019, Linde’s backlog of large projects under construction was $4.7 billion. APAC and Americas represent 62% percent and 31% percent of the backlog, respectively, with the remaining backlog in EMEA. This represents the total estimated capital cost of large plants under construction. These plants will primarily supply customers in the electronics, chemicals and energy end-markets.

Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended June 30, 2019 vs. 2018		Six Months Ended June 30, 2019 vs. 2018
	% Change		% Change
	Reported	Pro forma	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume	2%	2%	2%	2%
Price/Mix	3%	2%	3%	2%
Cost pass-through	(1)%	—%	—%	—%
Currency	(2)%	(4)%	(3)%	(4)%
Acquisitions/divestitures	135%	—%	133%	—%
Other	—%	—%	—%	—%
	137%	—%	135%	—%

Sales
Reported sales increased $4,160 million, or 137%, for the second quarter or $8,121 million, or 135% for the six months ended June 30, 2019 primarily due to the merger. On a pro forma basis sales increased $1 million for the second quarter and decreased $26 million for the six months ended June 30, 2019 compared to the 2018 period.

On a reported basis, sales increased 137% and 135%, for the quarter and six months ended June 30, 2019, respectively, primarily due to the merger. Volume increased sales by 2% in the both periods primarily driven by higher volumes in the APAC segment, including new project start-ups. Higher pricing, primarily in the Americas and APAC segments contributed 3% to sales in the quarter and year to date periods. Currency translation decreased sales by 2% in the quarter and 3% for the six month period driven by the weakening of the Brazilian real, Argentine peso, Canadian dollar and Chinese yuan against the U.S. dollar.

On a pro forma basis, sales were relatively flat year over year for the quarter and six months ended June 30, 2019. Higher volumes contributed 2% to sales in both the quarter and year-to-date periods primarily driven by higher volumes in the Americas and APAC segments, including new project start-ups. Higher pricing across the gases segments contributed 2% to sales in both the quarter and year-to-date periods. Unfavorable currency translation, primarily driven by the weakening of the Euro, British pound, Chinese yuan and Australian dollar decreased sales by 4% in both the quarter and year-to-date periods.

Cost of sales, exclusive of depreciation and amortization

Reported cost of sales, exclusive of depreciation and amortization increased $2,574 million , or 151%, for the second quarter and increased $5,029 million, or 149% for the six months ended June 30, 2019 primarily due to the merger.

On a pro forma basis cost of sales, exclusive of depreciation and amortization decreased $61 million for the second quarter and decreased $109 million for the six months ended June 30, 2019 compared to the 2018 period. Pro forma cost of sales, exclusive of depreciation and amortization was 59.4% and 59.2% of sales in the quarter and six month periods of 2019 versus 60.2% and 59.9% of sales in the quarter and six month periods of 2018. The decrease as a percentage of sales in both the quarter and six month periods was due primarily to higher pricing.

Selling, general and administrative expenses
Reported selling, general and administrative expense ("SG&A") increased $577 million, or 188%, for the second quarter of 2019 and increased $1,146 million or 186% for the six months ended June 30, 2019, primarily due to the merger. On a pro forma basis, SG&A decreased $69 million, or 7%, for the second quarter of 2019 and decreased $95 million or 5% versus the 2018 period.

On a reported basis, SG&A increased 188% and 186%, respectively, for the quarter and six month period ended June 30, 2019 primarily due to the merger. SG&A was 12.3% and 12.5% of sales in the quarter and six month period of 2019 versus 10.1% and 10.2% of sales in the quarter and six month period of 2018, primarily due to the merger.

On a pro forma basis, SG&A decreased 7% and 5%, respectively, for the quarter and six month period ended June 30, 2019. SG&A was 12.3% and 12.5% of sales in the quarter and six month periods of 2019 versus 13.3% and 13.2% of sales in the quarter and six month periods of 2018. Currency impacts decreased SG&A by approximately $38 million in the quarter and $83 million in the six month period. Excluding currency impacts, underlying SG&A decreased in both periods driven by cost reduction actions and productivity improvements which also drove the improvement of SG&A as a percentage of sales in both periods.

Depreciation and amortization
Reported depreciation and amortization expense increased $884 million, or 284%, for the second quarter 2019 or $1,796 million or 289% for the six months ended June 30, 2019 primarily due to the merger including $515 million and $1,036 million in the quarter and six month periods, respectively, of purchase accounting impacts related to the amortization of the fair value of fixed assets and intangible assets acquired in the merger.

On pro forma basis depreciation and amortization decreased $32 million, or 3%, versus the 2018 period for the second quarter 2019 and decreased $47 million or 2% for the six months ended June 30, 2019. Currency movements decreased depreciation and amortization by approximately $49 million and $110 million for the quarter and year-to-date periods, respectively. Excluding currency effects, depreciation and amortization expense increased approximately $17 million and $63 million for the quarter and year-to-date periods, respectively, primarily driven by large project start-ups.

Cost reduction programs and other charges
Linde recorded cost reduction programs and other charges of $141 million and $24 million for the second quarter 2019 and 2018, and $230 million and $43 million for the six months ended June 30, 2019 and 2018 respectively, primarily related to the merger and synergy-related costs (see Note 3 to the condensed consolidated financial statements).

On an adjusted pro forma basis, these costs have been eliminated in both periods.

Operating profit
Reported operating profit decreased $20 million, or 3%, for the second quarter of 2019 and $64 million or 5% for the six months ended June 30, 2019 primarily due to the merger, including purchase accounting impacts. On an adjusted pro forma basis operating profit increased $73 million, or 6% for the second quarter of 2019 and $89 million or 4% versus the respective 2018 periods.

On a reported basis, operating profit decreased $20 million, or 3%. The second quarter 2019 included Linde AG's operating results which were offset by $515 million of purchase accounting charges primarily for additional depreciation and amortization, and included $141 million in merger and synergy-related charges. The second quarter 2018 included $24 million of merger-related charges. On a reported basis, operating profit decreased $64 million in the six month period ended June 30, 2019. The six month period included Linde AG's operating results which were offset by $1,046 million of purchase accounting charges primarily for additional depreciation and amortization, and included $230 million in merger and synergy-related charges. The six month period of 2018 included $43 million of merger-related charges. Excluding these impacts in both the quarter and year-to-date periods, operating profit increased as the impacts of higher pricing and volumes were partially offset by unfavorable currency impacts and cost inflation. A discussion of operating profit by segment is included in the segment discussion that follows.

On an adjusted pro forma basis, which excludes the impacts of purchase accounting, cost reduction programs and other charges, and $81 million of gains related to Linde AG's sale of assets, operating profit increased $73 million in the quarter and $89 million in the year-to-date period. Higher price and volumes increased operating profit during both the quarter and six months ended June 30, 2019, which was partially offset by unfavorable currency impacts and cost inflation.

Interest expense - net
Reported interest expense - net decreased $34 million, or 77%, for the second quarter, and decreased $57 million or 63% for the six months ended June 30, 2019. On an adjusted pro forma basis interest expense decreased $25 million, or 42% for the second quarter and $72 million or 46% year to date versus the respective 2018 periods.

On a reported basis, interest expense - net decreased $34 million and $57 million in the quarter and year-to-date periods, respectively and included a decrease of $25 million in the quarter and $52 million in the year-to-date period related to purchase accounting impacts on the fair value of debt acquired in the merger. Excluding this purchase accounting impact, reported interest expense decreased $9 million and $5 million in the quarter and year-to-date periods as interest on debt acquired in the merger was more than offset by higher interest income on cash balances.

On an adjusted pro forma basis, interest expense - net decreased $25 million and $72 million for the quarter and six months ended June 30, 2019, respectively, primarily due to lower debt levels and higher interest income on cash balances.

Net pension and OPEB cost (benefit), excluding service cost
Reported Net pension and OPEB cost (benefit), excluding service cost decreased $26 million for the second quarter and $13 million year to date versus the respective 2018 periods and included a net $10 million charge for termination benefits in connection with a defined benefit pension plan freeze (see Note 11 to the condensed consolidated financial statements). The year-to-date 2019 period included the impact of a $51 million charge related to the settlement of a U.S. non-qualified plan. Excluding the impact of these charges, Net pension and OPEB cost (benefit), excluding service cost decreased $36 and $74 million in the quarter and year-to-date periods, respectively, primarily due to the impact of pension and OPEB plans acquired in the merger.

On an adjusted pro forma basis, net pension and OPEB (benefit), excluding service cost decreased $31 million, or 48% for the second quarter and $33 million or 32%, year to date versus the respective 2018 periods.

Effective tax rate
The reported effective tax rate ("ETR") for the second quarter 2019 and six months ended June 30, 2019 was 24.7% and 24.6% which was 24.6% and 24.5% year to date with the respective 2018 periods.

On an adjusted pro forma basis, the ETR for the second quarter of 2019 and 2018 was 23.8% and 26.0%, respectively.

Income from equity investments
Reported income from equity investments for the second quarters of 2019 and 2018 was $28 million and $14 million, respectively. Income from equity investments for the six months ended June 30, 2019 and 2018 was $62 million and $29 million related largely to investments in APAC and EMEA. This increase is primarily related to the merger.

On an adjusted pro forma basis, income from equity investments for the second quarters of 2019 and 2018 was $42 million and $28 million, respectively. For the six months ended June 30, 2019 and 2018, income from equity investments was $90 million and $58 million, respectively. The increase is primarily related to increased earnings from equity investments.

Noncontrolling interests from continuing operations
At June 30, 2019, noncontrolling interests from continuing operations consisted primarily of non-controlling shareholders' investments in APAC (primarily China) and surface technologies.

Reported noncontrolling interests from continuing operations increased $10 million and $30 million for the second quarter and six months ended June 30, 2019 versus the respective 2018 periods, primarily driven by the merger.

On an adjusted pro forma basis, noncontrolling interests from continuing operations decreased $3 million and increased $1 million for the second quarter and six months ended June 30, 2019, respectively, driven by higher income from continuing operations.

Income from continuing operations
Reported income from continuing operations increased $33 million, or 7%, for the second quarter 2019 versus the 2018 period and increased $6 million or 1%, for the six months ended June 30, 2019, primarily due to lower operating profit. Other impacts related to interest - net; net pension and OPEB cost (benefit), excluding service cost; income taxes; income from equity investments; and noncontrolling interests largely offset in total.

On an adjusted pro forma basis, which excludes the impacts of purchase accounting and other non-GAAP adjustments, income from continuing operations increased $95 million, or 10%, and $185 million, or 11% for the quarter and year to date periods ended June 30, 2019 , respectively, primarily due to slightly higher adjusted pro forma operating profit, lower adjusted pro forma interest expense-net, lower adjusted pro forma ETR, and higher adjusted pro forma income from equity investments.

Diluted earnings per share from continuing operations
Reported diluted earnings per share from continuing operations decreased $0.71, or 43%, for the second quarter 2019 and decreased $1.51, or 47%, for the year-to-date period versus the comparable 2018 period, primarily due to higher diluted shares outstanding as a result of the merger and lower income from continuing operations, including purchase accounting impacts.

On an adjusted pro forma basis, diluted EPS of $1.83 and $3.52 for the second quarter and six months ended June 30, 2019, respectively, increased 12% versus the respective 2018 periods primarily due to higher adjusted pro forma income from continuing operations and lower diluted shares outstanding.

Employees
The number of employees at June 30, 2019 was 80,254, an increase of 53,596 employees from June 30, 2018 primarily driven by an increase of approximately 56,000 related to the merger partially offset by a decrease of approximately 2,500 from the divestiture of Praxair's European industrial gases business.

Other Financial Data

EBITDA increased to $1,892 million and $3,758 million for the second quarter 2019 and six months ended June 30, 2019, respectively from $1,014 million and $1,993 million in the respective 2018 periods primarily due to the merger.

Adjusted pro forma EBITDA increased to $2,041 million and $4,013 million for the second quarter 2019 and six months ended June 30, 2019, respectively as compared to $1,943 million and $3,859 million for the respective 2018 periods primarily due to higher income from continuing operations plus depreciation and amortization versus the prior year period.

See the "Supplemental Pro Forma Income Statement Information" for pro forma amounts and "Non-GAAP Reconciliations" for adjusted pro forma amounts sections below for definitions and reconciliations of these pro forma and adjusted pro forma non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)

Other comprehensive loss for the second quarter of 2019 and six months ended June 30, 2019 of $163 million and $9 million resulted primarily from negative currency translation adjustments of $162 million during the quarter, that largely offset favorable currency impacts in the first quarter resulting in a net unfavorable impact of $30 million for the six month period. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. The reported amounts are GAAP amounts from the Condensed Consolidated Statement of Operations. The pro forma amounts have been prepared on a basis consistent with Article 11 of Regulation S-X, assuming the merger and merger-related divestitures had been consummated on January 1, 2017 and are intended to supplement investors' understanding of the of the company's financial information on a comparable basis and are not a substitute for GAAP amounts. See previous section of the MD&A labeled "Merger of Praxair, Inc. and Linde AG" for a summary of the merger transaction and later MD&A sections labeled "Pro Forma Income Statement Information" and "Non-GAAP Measures and Reconciliations" :

	Reported			Pro forma
	Quarter ended June 30,			Quarter ended June 30,
(Millions of dollars)	2019	2018*	%	2019	2018*	%
SALES
Americas	$2,779	$1,865	49%	$2,779	$2,660	4%
EMEA	1,673	435	285%	1,673	1,778	(6)%
APAC	1,513	460	229%	1,488	1,517	(2)%
Engineering	752	—	100%	752	778	(3)%
Other	487	284	71%	487	445	9%
	$7,204	$3,044	137%	$7,179	$7,178	—%
SEGMENT OPERATING PROFIT
Americas	$646	$510	27%	$646	$630	3%
EMEA	332	93	257%	332	353	(6)%
APAC	310	108	187%	304	271	12%
Engineering	99	—	100%	99	78	27%
Other	(62)	2	n/m	(62)	(86)	(28)%
Segment operating profit	$1,325	$713	86%	$1,319	$1,246	6%
Reconciliation to reported operating profit:
Cost reduction programs and other charges (Note 3)	(141)	(24)
Purchase accounting - Linde AG	(515)	—
Total operating profit	$669	$689

	Reported			Pro forma
	For the six months ended June 30,			For the six months ended June 30,
(Millions of dollars)	2019	2018*	%	2019	2018*	%
SALES
Americas	$5,485	$3,715	48%	$5,481	$5,228	5%
EMEA	3,355	850	295%	3,355	3,592	(7)%
APAC	2,965	895	231%	2,915	2,964	(2)%
Engineering	1,388	—	100%	1,388	1,441	(4)%
Other	955	567	68%	954	894	7%
	$14,148	$6,027	135%	$14,093	$14,119	—%
SEGMENT OPERATING PROFIT
Americas	$1,231	$993	24%	$1,230	$1,202	2%
EMEA	679	180	277%	679	740	(8)%
APAC	588	214	175%	577	527	9%
Engineering	177	—	100%	177	139	27%
Other	(121)	(2)	n/m	(122)	(156)	(22)%
Segment operating profit	$2,554	$1,385	84%	$2,541	$2,452	4%
Reconciliation to reported operating profit:
Cost reduction programs and other charges (Note 3)	(230)	(43)
Purchase accounting - Linde AG	(1,046)	—
Total operating profit	$1,278	$1,342

* 2018 segment operating profit has been recast to conform with current year presentation as a result of new segments. See Notes 1 and 13 to the condensed consolidated financial statements.

Americas

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2019	2018	Variance	2019	2018	Variance
Reported sales	$2,779	$1,865	49%	$5,485	$3,715	48%
Pro forma sales	$2,779	$2,660	4%	$5,481	$5,228	5%

Reported operating profit	$646	$510	27%	$1,231	$993	24%
As a percent of sales	23.2%	27.3%		22.4%	26.7%
Pro forma operating profit	$646	$630	3%	$1,230	$1,202	2%
As a percent of sales	23.2%	23.7%		22.4%	23.0%

	Quarter Ended June 30, 2019 vs. 2018		Six Months Ended June 30, 2019 vs. 2018
	% Change		% Change
	Reported	Pro forma	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume	1%	1%	—%	2%
Price/Mix	4%	3%	3%	3%
Cost pass-through	—%	—%	—%	—%
Currency	(2)%	(2)%	(3)%	(2)%
Acquisitions/divestitures	46%	2%	48%	2%
	49%	4%	48%	5%

The Americas segment includes Linde's industrial gases operations in approximately 20 Americas countries including the United States, Canada, Mexico and Brazil.

Sales
Reported sales for the Americas segment increased $914 million, or 49% for the second quarter and increased $1,770 million or 48% for the six months ended June 30, 2019 versus the respective 2018 periods, primarily due to the merger. On a pro forma basis, sales increased $119 million, or 4% for the second quarter and $253 million or 5% for the six months ended June 30, 2019 versus the respective 2018 periods.

On a reported basis, sales increased 46% in the quarter and 48% in the year-to-date period due to the merger. Volume growth contributed 1% to sales in the quarter with minimal impact in the year-to-date period. Higher pricing contributed 4% and 3% to sales in the quarter and year-to-date periods, respectively. Currency translation decreased sales by 2% and 3% in the quarter and year-to-date periods, primarily driven by the weakening of the Brazilian real, Argentine peso and Canadian dollar against the U.S. Dollar.

On a pro forma basis, volume growth contributed 1% and 2% to sales in the quarter and year-to-date periods, respectively, primarily driven by base volume growth in the United States and South America. Project start-ups in the United States Gulf Coast also contributed to the year-to-date period. Higher pricing contributed 3% in the quarter and year-to-date periods. Currency translation decreased sales by 2% in the quarter and year-to-date periods. Acquisitions and divestitures increased sales by 2% in both the quarter and year-to-date periods, related primarily to acquisitions in North America.

Operating profit
Reported operating profit in the Americas segment increased $136 million, or 27% in the second quarter and increased $238 million or 24% for the six months ended June 30, 2019 versus the respective 2018 periods, due primarily to the merger. On a pro forma basis, operating profit increased $16 million, or 3% for the second quarter 2019 and increased $28 million or 2% for the six months ended June 30, 2019 versus the respective 2018 periods.

On a reported basis, operating profit increased 27% in the quarter and 24% for the year-to-date period largely driven by the merger and higher pricing, partially offset by unfavorable currency translation impacts of 2% and 3% for the quarter and year-to-date periods, respectively. The 2018 quarter and year-to-date periods also included net gains on asset disposals of $13 million.

Pro forma operating profit in the Americas segment increased $16 million, or 3% in the second quarter 2019 versus the 2018 period. Operating profit growth from higher price and acquisitions was partially offset by unfavorable currency translation impacts of 2% in both the quarter and year-to-date periods. The 2018 quarter and year-to-date periods also included net gains on asset disposals of approximately $20 million.

EMEA

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2019	2018	Variance	2019	2018	Variance
Reported sales	$1,673	$435	285%	$3,355	$850	295%
Pro forma sales	$1,673	$1,778	(6)%	$3,355	$3,592	(7)%

Reported operating profit	$332	$93	257%	$679	$180	277%
As a percent of sales	19.8%	21.4%		20.2%	21.2%
Pro forma operating profit	$332	$353	(6)%	$679	$740	(8)%
As a percent of sales	19.8%	19.9%		20.2%	20.6%

	Quarter Ended June 30, 2019 vs. 2018		Six Months Ended June 30, 2019 vs. 2018
	% Change		% Change
	Reported	Pro forma	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume	—%	(1)%	—%	—%
Price/Mix	—%	2%	—%	2%
Cost pass-through	—%	—%	—%	—%
Currency	—%	(7)%	—%	(8)%
Acquisitions/divestitures	285%	—%	295%	(1)%
	285%	(6)%	295%	(7)%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom.

Sales
On a reported basis, EMEA segment sales increased by $1,238 million, or 285% in the second quarter and increased $2,505 million or 295%in the six months ended June 30, 2019 as compared to the respective 2018 periods, primarily due to the merger. On a pro forma basis, sales decreased $105 million, or 6% for the second quarter and decreased $237 million or 7%, in the six months ended June 30, 2019 versus the respective 2018 periods.

On a reported basis, sales increased 285% and 295% in the quarter and year-to-date periods, respectively, driven by the net impact of the merger with Linde AG and the related divestiture of Praxair's European gases business in the fourth quarter of 2018.

On a pro forma basis, sales decreased 6% and 7% in the quarter and year-to-date periods, respectively, primarily driven by unfavorable currency translation due to the weakening of the Euro and British pound against the U.S. Dollar. Lower volumes decreased sales by 1% for the quarter and were flat in the year-to-date period, driven by softening economic conditions. Higher price increased sales by 2% for both the quarter and year-to-date periods. Acquisitions and divestitures decreased sales by 1% in the year-to-date period.

Operating profit
On a reported basis, operating profit for the EMEA segment increased by $239 million, or 257% in the second quarter of 2019, and increased $499 million or 277% as compared to the respective 2018 periods. On a pro forma basis, operating profit decreased $21 million, or 6% in the second quarter and decreased $61 million or 8% in the six months ended June 30, 2019 versus the respective 2018 periods.

On a reported basis, operating profit increased 257% and 277% in the quarter and year-to-date periods, respectively, driven by the net impact of the merger with Linde AG and the related divestiture of Praxair's European gases business in the fourth quarter of 2018.

On a pro forma basis, operating profit decreased 6% and 8% in the quarter and year-to-date, respectively. Unfavorable currency translation decreased operating profit by 7% and 8% in the quarter and year-to-date periods. Higher pricing increased operating profit but was mostly offset by cost inflation in both the quarter and year-to-date periods.
APAC

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2019	2018	Variance	2019	2018	Variance
Reported sales	$1,513	$460	229%	$2,965	$895	231%
Pro forma sales	$1,488	$1,517	(2)%	$2,915	$2,964	(2)%

Reported operating profit	$310	$108	187%	$588	$214	175%
As a percent of sales	20.5%	23.5%		19.8%	23.9%
Pro forma operating profit	$304	$271	12%	$577	$527	9%
As a percent of sales	20.4%	17.9%		19.8%	17.8%

	Quarter Ended June 30, 2019 vs. 2018		Six Months Ended June 30, 2019 vs. 2018
	% Change		% Change
	Reported	Pro forma	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume/Equipment	8%	3%	9%	4%
Price/Mix	2%	2%	2%	2%
Cost pass-through	—%	—%	—%	—%
Currency	(5)%	(6)%	(5)%	(6)%
Acquisitions/divestitures	224%	(1)%	225%	(2)%
	229%	(2)%	231%	(2)%

The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, South Korea and Taiwan.
Sales
Reported sales for the APAC segment increased $1,053 million, or 229% for the second quarter and increased $2,070 million or 231% for the six months ended June 30, 2019 versus the respective 2018 periods. On a pro forma basis, sales decreased $29 million, or 2% for the second quarter and decreased $49 million or 2% for the six months ended June 30, 2019 versus the respective 2018 periods.
On a reported basis, sales increased 229% and 231% for the quarter and six months ended June 30, 2019, respectively, driven primarily by the merger. Unfavorable currency translation decreased sales by 5% in both periods, driven primarily by the weakening of the Chinese yuan, Korean won, India rupee and Australian dollar against the U.S. Dollar. Excluding the impacts of the merger and currency, sales increased 10% in the quarter and 11% in the year-to-date periods, respectively, driven by higher base volumes and new project start-ups and higher price.

On a pro forma basis, sales decreased 2% for both the quarter and six months ended June 30, 2019. Volume growth increased sales by 3% and 4% in the quarter and year-to-date periods, respectively, primarily driven by higher base volumes and new project start-ups. Higher pricing increased sales by 2% for both periods. Currency translation decreased sales by 6% in both periods. Acquisitions and divestitures decreased sales by 1% in the quarter and 2% in the year-to-date period.

Operating profit
Reported operating profit in the APAC segment increased $202 million, or 187% in the second quarter and increased $374 million or 175% for the six months ended June 30, 2019 versus the respective 2018 periods, due primarily to the merger. On a pro forma basis, operating profit increased $33 million, or 12% for the second quarter and increased $50 million or 9% for the six months ended June 30, 2019 versus the respective 2018 periods.

On a reported basis, operating profit increased 187% and 175% for the quarter and year-to-date periods, respectively, primarily driven by the merger. Unfavorable currency translation decreased operating profit by 6% and 5% for the quarter and year-to-date periods, respectively. Excluding the merger and currency impacts, operating profit growth was driven by price and cost reduction programs.

On a pro forma basis, operating profit increased 12% and 9% in the quarter and year-to-date periods, respectively. Unfavorable currency translation decreased operating profit by 6% in both periods. Excluding currency impacts, operating profit growth was driven by price and cost reduction.

Engineering

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2019	2018	Variance	2019	2018	Variance
Reported sales	$752	$—	100%	$1,388	$—	100%
Pro forma sales	$752	$778	(3)%	$1,388	$1,441	(4)%

Reported operating profit	$99	$—	100%	$177	$—	100%
As a percent of sales	13.2%	—%		12.8%	—%
Pro forma operating profit	$99	$78	27%	$177	$139	27%
As a percent of sales	13.2%	10.0%		12.8%	9.6%

	Quarter Ended June 30, 2019 vs. 2018		Six Months Ended June 30, 2019 vs. 2018
	% Change		% Change
	Reported	Pro forma	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume/Price	—%	2%	—%	2%
Currency	—%	(5)%	—%	(6)%
Acquisitions/divestitures	100%	—%	100%	—%
	100%	(3)%	100%	(4)%
Sales
Reported Engineering segment sales increased $752 million, or 100% in the second quarter of 2019 and increased $1,388 million or 100% in the six months ended June 30, 2019 as compared to the respective 2018 periods. On a pro forma basis, segment sales decreased $26 million, or 3% in the second quarter of 2019 and decreased $53 million, or 4% in the six months ended June 30, 2019 as compared to the respective 2018 periods.
On a reported basis, sales increased 100% in both the quarter and year-to-date periods related entirely to the acquisition of the Linde Engineering business.

On a pro forma basis, sales decreased 3% in the quarter and 4% in the year-to-date period as growth of 2% in both periods was more than offset by unfavorable currency translation of 5% in the quarter and 6% in the year-to-date periods, respectively.
Operating profit

Reported Engineering segment operating profit increased $99 million, or 100% in the second quarter of 2019 and increased $177 million or 100% for the six months ended June 30, 2019 as compared to the respective 2018 periods. On a pro forma basis, operating profit increased $21 million, or 27%, in the second quarter 2019 and increased $38 million or 27% for the six months ended June 30, 2019 versus the respective 2018 periods.

On a reported basis, operating profit increased 100% in both the quarter and year-to-date periods related to the acquisition of the Linde Engineering business.

On a pro forma basis, operating profit increased 27% in both the quarter and year-to-date periods. Unfavorable currency translation decreased operating profit by 5% in the quarter and year-to-date periods. Excluding the impact of currency, operating profit increased 32% in both periods driven by project billings, favorable costs and procurement savings.

Other

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2019	2018	Variance	2019	2018	Variance
Reported sales	$487	$284	71%	$955	$567	68%
Pro forma sales	$487	$445	9%	$954	$894	7%

Reported operating profit (loss)	$(62)	$2	n/m	$(121)	$(2)	n/m
Pro forma operating profit (loss)	$(62)	$(86)	(28)%	$(122)	$(156)	(22)%

	Quarter Ended June 30, 2019 vs. 2018		Six Months Ended June 30, 2019 vs. 2018
	% Change		% Change
	Reported	Pro forma	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume/Price	13%	14%	11%	13%
Cost pass-through	(1)%	(1)%	(1)%	(1)%
Currency	(2)%	(4)%	(3)%	(5)%
Acquisitions/divestitures	61%	—%	61%	—%
	71%	9%	68%	7%

Other consists of corporate costs and a few smaller businesses including: Surface Technologies, GIST, global helium wholesale, and Electronic Materials; which individually do not meet the quantitative thresholds for separate presentation.

Sales
Reported sales for Other increased $203 million, or 71% for the second quarter 2019 and increased $388 million or 68% in the six months ended June 30, 2019, versus the respective 2018 periods, primarily due to the merger. On a pro forma basis, sales increased $42 million, or 9% for the second quarter 2019 and increased $60 million or 7% for the six months ended June 30, 2019 versus the respective 2018 periods.

On a reported basis, sales increased 71% and 68% for the quarter and year-to-date periods, respectively, primarily due to the merger which increased sales by 61% in both periods. Higher volumes and price increased sales by 13% and 11% in the quarter and year-to-date periods, respectively, primarily driven by higher surface technologies volumes to the aerospace and manufacturing end-markets and higher price. Cost pass through decreased reported sales by 1% in both periods with minimal impact on operating profit. Currency translation decreased sales by 2% and 3% in the quarter and year-to-date periods, respectively.

On a pro forma basis, sales increased 9% and 7% in the quarter and year-to-date periods, respectively. Volume and price growth increased sales by 14% and 13% in the quarter and year-to-date periods, respectively, driven by helium and surface technologies. Cost pass-through decreased sales by 1% in both periods with minimal impact to operating profit. Currency translation decreased sales by 4% in the quarter and 5% in the year-to-date period.

Operating profit
Reported operating profit in Other decreased $64 million in the second quarter 2019 and decreased $119 million for the six months ended June 30, 2019 versus the respective 2018 periods, due primarily to the merger. On a pro forma basis, operating loss improved $24 million, or 28% in the second quarter 2019 and improved $34 million or 22% for the six months ended June 30, 2019 versus the respective 2018 periods.

On a reported basis, operating profit decreased $64 million and $119 million primarily related to the merger as operating profit increases from higher volumes and price were more than offset by the Linde AG corporate costs acquired.

On a pro forma basis, operating loss improved $24 million and $34 million in the quarter and year-to-date periods, respectively. Higher volumes and helium pricing improved operating profit which was partially offset by higher helium sourcing costs.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2019 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2019	2018	2019	2018
Euro	21%	0.89	0.83	0.88	0.87
Chinese yuan	7%	6.78	6.37	6.87	6.88
British pound	6%	0.77	0.73	0.79	0.78
Australian dollar	4%	1.42	1.30	1.42	1.42
Brazilian real	4%	3.84	3.41	3.83	3.87
Korean won	3%	1,146	1,076	1,155	1,111
Canadian dollar	3%	1.33	1.28	1.31	1.36
Mexican peso	2%	19.16	19.03	19.22	19.65
Taiwan dollar	2%	30.97	29.52	30.99	30.55
Indian rupee	2%	70.02	65.65	69.03	69.77

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six months ended June 30,
	2019	2018
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,007	$971
Non-cash charges (credits):
Add: Depreciation and amortization	2,418	622
Add: Amortization of merger-related inventory step-up	10	—
Add: Deferred income taxes	(110)	10
Add: Share-based compensation	38	21
Add: Cost reduction programs and other charges, net of payments (a)	(286)	15
Net income adjusted for non-cash charges	3,077	1,639
Less: Working capital	(584)	(138)
Less: Contract assets and liabilities, net	(103)	—
Less: Pension contributions	(43)	(10)
Other	(274)	(13)
Net cash provided by operating activities	$2,073	$1,478
INVESTING ACTIVITIES
Capital expenditures	(1,708)	(676)
Acquisitions, net of cash acquired	(140)	—
Divestitures and asset sales	4,689	69
Net cash provided by (used for) investing activities	$2,841	$(607)
FINANCING ACTIVITIES
Debt increase (decrease) - net	(1,277)	(492)
Issuances (purchases) of common stock - net	(1,195)	43
Cash dividends - Linde plc shareholders	(951)	(474)
Noncontrolling interest transactions and other	(3,222)	(22)
Net cash used for financing activities	$(6,645)	$(945)

Effect of exchange rate changes on cash and cash equivalents	$(49)	$(64)
Cash and cash equivalents, end-of-period	$2,686	$479

(a) See Note 3 to the condensed consolidated financial statements.
Cash Flow from Operations

Cash provided by operations of $2,073 million for the six months ended June 30, 2019 increased $595 million, or 40%, versus 2018. The increase was driven by higher net income adjusted for non-cash charges primarily attributable to the merger, partially offset by higher working capital requirements and unfavorable changes in other long-term assets and liabilities. The six months ended June 30, 2019 also included merger and synergy related cash outflows of $516 million of which $230 million is included within "Net income (including noncontrolling interests)" and $286 million is included within "Cost reduction programs and other charges, net of payments".
Linde estimates that total 2019 required contributions to its pension plans will be in the range of $95 million to $160 million, of which $43 million has been made through June 30, 2019. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.
Investing
Net cash provided by investing of $2,841 million for the six months ended June 30, 2019 increased $3,448 million versus 2018, primarily driven by proceeds from merger-related divestitures, partially offset by higher capital expenditures and acquisitions.

Capital expenditures for the six months ended June 30, 2019 were $1,708 million, $1,032 million higher than the prior year driven primarily by the merger.

Acquisitions for the six months ended June 30, 2019 were $140 million and relate primarily to acquisitions in the Americas. There was no acquisition spend for the six months ended June, 30 2018.

Divestitures and asset sales for the six months ended June 30, 2019 and 2018 were $4,689 million and $69 million, respectively. The 2019 period includes net proceeds of $3.4 billion from the sale of Linde AG's Americas business and $1.2 billion from the sale of Linde Korea (see Note 17 to the condensed consolidated financial statements).
Financing

Cash used by financing activities was $6,645 million for the six months ended June 30, 2019 as compared to $945 million for the six months ended June 30, 2018. The quarter and year-to-date periods include an outflow of approximately $3.2 billion relating to the cash-merger squeeze-out of the 8% of Linde AG shares completed on April 8, 2019 (see Note 14 to the condensed consolidated financial statements). The other primary uses of cash for the six months ended June 30, 2019 were net debt repayments, net purchases of Linde ordinary shares and cash dividends. Cash used for debt repayments-net of $1,277 million increased $785 million from 2018. Net purchases of ordinary shares were $1,195 million in 2019 versus net issuances of ordinary shares of $43 million in 2018 driven by increased share repurchases under approved share repurchase programs. Cash dividends of $951 million increased $477 million from 2018 driven primarily by higher shares outstanding after the merger and a 6% increase in quarterly dividends per share from 82.5 cents per share to 87.5 cents per share.

In February 2019, Linde repaid $500 million of 1.90% rate notes that became due; in May 2019 Linde repaid $150 million of variable rate notes that became due; in June 2019 Linde repaid €500 million of 1.75% notes that due and AUD100 million of variable rate note that became due.

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
The pro forma Income Statement Information are included in the following schedules:
- Quarter and six months ended June 30, 2019 pro forma Income Statement Information
- Quarter and six months ended June 30, 2018 pro forma Income Statement Information

Refer to an earlier section in this MD&A titled "Merger of Praxair, Inc. and Linde AG".

QUARTER ENDED JUNE 30, 2019 PRO FORMA INCOME STATEMENT INFORMATION
(Millions of dollars, except per share data)
(UNAUDITED)

		Pro forma Adjustments
	Linde plc Reported	Divestitures (a)	Other		Total	Pro Forma
Sales	$7,204	$(25)	$—		$(25)	$7,179
Cost of sales, exclusive of depreciation	4,280	(19)			(19)	4,261
Selling, general and administrative	884	—			—	884
As a % of Sales	12.3%					12.3%
Depreciation and amortization	1,195				—	1,195
Research and development	45				—	45
Cost reduction programs and other charges	141		(65)	(c)	(65)	76
Other income (expense) - net	10				—	10
Operating profit	669	(6)	65		59	728
Operating margin	9.3%					10.1%
Net pension and OPEB cost (benefit), excluding service costs	(24)				—	(24)
Interest expense - net	10				—	10
Income taxes	169	(2)	13	(e)	11	180
Effective Tax Rate	24.7%					24.3%
Income from equity investments	28				—	28
Noncontrolling interests from continuing operations	(29)				—	(29)
Income from continuing operations	$513	$(4)	$52		$48	$561
Diluted shares outstanding	546,488				546,488	546,488
Diluted EPS from continuing operations	$0.94				$0.09	$1.03
SEGMENT SALES
Americas	$2,779	$—	—		$—	$2,779
EMEA	1,673				—	1,673
APAC	1,513	(25)			(25)	1,488
Engineering	752				—	752
Other	487	—			—	487
Segment sales	$7,204	$(25)	$—		$(25)	$7,179
SEGMENT OPERATING PROFIT
Americas	$646	$—	—		$—	$646
EMEA	332				—	332
APAC	310	(6)			(6)	304
Engineering	99				—	99
Other	(62)	—			—	(62)
Segment operating profit	1,325	(6)	—		(6)	1,319
Cost reduction programs and other charges	(141)				—	(141)
Purchase accounting impacts - Linde AG	(515)				—	(515)
Total operating profit	$669	$(6)	$—		$(6)	$663

SIX MONTHS ENDED JUNE 30, 2019 PRO FORMA INCOME STATEMENT INFORMATION
(Millions of dollars, except per share data)
(UNAUDITED)

		Pro forma Adjustments
	Linde plc Reported	Divestitures (a)	Other		Total	Pro Forma
Sales	$14,148	$(55)	$—		$(55)	$14,093
Cost of sales, exclusive of depreciation	8,396	(41)	(10)	(b)	(51)	8,345
Selling, general and administrative	1,763	(1)			(1)	1,762
As a % of Sales	12.5%					12.5%
Depreciation and amortization	2,418				—	2,418
Research and development	91				—	91
Cost reduction programs and other charges	230		(121)	(c)	(121)	109
Other income (expense) - net	28				—	28
Operating profit	1,278	(13)	131		118	1,396
Operating margin	9.0%					9.9%
Net pension and OPEB cost (benefit), excluding service costs	(9)		(51)	(d)	(51)	(60)
Interest expense - net	33				—	33
Income taxes	309	(4)	29	(e)	25	334
Effective Tax Rate	24.6%					23.5%
Income from equity investments	62				—	62
Noncontrolling interests from continuing operations	(59)				—	(59)
Income from continuing operations	$948	$(9)	$153		$144	$1,092
Diluted shares outstanding	547,771				547,771	547,771
Diluted EPS from continuing operations	$1.73				$0.27	$2.00
SEGMENT SALES
Americas	$5,485	$(4)	$—		$(4)	$5,481
EMEA	3,355				—	3,355
APAC	2,965	(50)			(50)	2,915
Engineering	1,388				—	1,388
Other	955	(1)			(1)	954
Segment sales	$14,148	$(55)	$—		$(55)	$14,093
SEGMENT OPERATING PROFIT
Americas	$1,231	$(1)	$—		$(1)	$1,230
EMEA	679					679
APAC	588	(11)			(11)	577
Engineering	177					177
Other	(121)	(1)			(1)	(122)
Segment operating profit	2,554	(13)	—		(13)	2,541
Cost reduction programs and other charges	(230)				—	(230)
Purchase accounting impacts - Linde AG	(1,046)				—	(1,046)
Total operating profit	$1,278	$(13)	$—		$(13)	$1,265

2019 Pro forma adjustments
(a)	To eliminate the results of Praxair's merger-related divestitures which are expected to be completed in 2019.
(b)
To eliminate the impact of the inventory step-up recorded in purchase accounting  for the merger. This item is nonrecurring in nature, directly attributable to the merger and occurred within one year of the transaction.

(c)
To eliminate the transaction costs and other charges related to the merger. These transaction costs are nonrecurring, directly attributable to the merger, and incremental. See Note 3 to the condensed consolidated financial statements.

(d)	To eliminate pension settlement charges related to the merger.
(e)	To eliminate the income tax impacts of Other adjustments.

QUARTER ENDED JUNE 30, 2018 PRO FORMA INCOME STATEMENT INFORMATION
(Millions of dollars, except per share data)
(UNAUDITED)

		Pro forma Adjustments
	Praxair, Inc. (a)	Linde AG (b)	Divestitures (c)	Purchase Accounting (d)	Other		Total		Pro Forma Linde plc
Sales	$3,044	$5,175	$(1,015)	$—	$(26)	(e)	$4,134		$7,178
Cost of sales, exclusive of depreciation	1,706	3,247	(605)		(26)	(e)	2,616		4,322
Selling, general and administrative	307	741	(95)				646		953
As a % of Sales	10.0%								13.3%
Depreciation and amortization	311	459	(101)	558			916		1,227
Research and development	24	26					26		50
Cost reduction programs and other charges	24	45			(69)	(f)	(24)		—
Other income (expense) - net	17	75					75		92
Operating profit	689	732	(214)	(558)	69		29		718
Operating margin	22.6%								10.0%
Net pension and OPEB cost (benefit), excluding service costs	2	(67)	—				(67)		(65)
Interest expense - net	44	34	(18)	(25)			(9)		35
Income taxes	158	185	(23)	(129)	5	(g)	38		196
Effective Tax Rate	24.6%								26.2%
Income from equity investments	14	23	(9)	(16)			(2)		12
Noncontrolling interests from continuing operations	(19)	(36)	6	42			12		(7)
Income from continuing operations	$480	$567	$(176)	$(378)	$64		$77		$557
Diluted shares outstanding	290,908						264,243	(h)	555,151
Diluted EPS from continuing operations	$1.65						$(0.65)	(h)	$1.00
SEGMENT SALES
Americas	$1,865	$1,312	$(498)	$—	$(19)	(e)	$795		$2,660
EMEA	435	1,756	(413)		—	(e)	1,343		1,778
APAC	460	1,157	(94)		(6)	(e)	1,057		1,517
Engineering	—	778	—		—		778		778
Other	284	172	(10)		(1)	(e)	161		445
Segment sales	$3,044	$5,175	$(1,015)	$—	$(26)		$4,134		$7,178
SEGMENT OPERATING PROFIT
Americas	$510	$219	$(98)	$—	$(1)	(i)	$120		$630
EMEA	93	354	(90)		(4)	(i)	260		353
APAC	108	220	(24)		(33)	(i)	163		271
Engineering	—	81	—		(3)	(i)	78		78
Other	2	(97)	(2)		11	(i)	(88)		(86)
Segment operating profit	713	777	(214)	—	(30)		533		1,246
Cost reduction programs and other charges	(24)	(45)			69		24		—
Total operating profit	$689	$732	$(214)	$—	$39		$557		$1,246

SIX MONTHS ENDED JUNE 30, 2018 PRO FORMA INCOME STATEMENT INFORMATION
(Millions of dollars, except per share data)
(UNAUDITED)

		Pro forma Adjustments
	Praxair, Inc. (a)	Linde AG (b)	Divestitures (c)	Purchase Accounting (d)	Other		Total		Pro Forma Linde plc
Sales	$6,027	$10,185	$(2,042)	$—	$(51)	(e)	$8,092		$14,119
Cost of sales, exclusive of depreciation	3,367	6,352	(1,214)		(51)	(e)	5,087		8,454
Selling, general and administrative	617	1,445	(205)				1,240		1,857
As a % of Sales	10.2%								13.2%
Depreciation and amortization	622	930	(203)	1,116			1,843		2,465
Research and development	48	52					52		100
Cost reduction programs and other charges	43	86			(129)	(f)	(43)		—
Other income (expense) - net	12	162					162		174
Operating profit	1,342	1,482	(420)	(1,116)	129		75		1,417
Operating margin	22.3%								10.0%
Net pension and OPEB cost (benefit), excluding service costs	4	(106)	(1)				(107)		(103)
Interest expense - net	90	103	(36)	(50)			17		107
Income taxes	306	356	(47)	(258)	10	(g)	61		367
Effective Tax Rate	24.5%								26.0%
Income from equity investments	29	47	(18)	(32)			(3)		26
Noncontrolling interests from continuing operations	(29)	(73)	12	84			23		(6)
Income from continuing operations	$942	$1,103	$(342)	$(756)	$119		$124		$1,066
Diluted shares outstanding	290,926						264,225	(h)	555,151
Diluted EPS from continuing operations	$3.24						$(1.32)	(h)	$1.92
SEGMENT SALES
Americas	$3,715	$2,579	$(1,031)	$—	$(35)	(e)	$1,513		$5,228
EMEA	850	3,547	(806)		1	(e)	2,742		3,592
APAC	895	2,268	(186)		(13)	(e)	2,069		2,964
Engineering	—	1,441	—		—		1,441		1,441
Other	567	350	(19)		(4)	(e)	327		894
Segment sales	$6,027	$10,185	$(2,042)	$—	$(51)		$8,092		$14,119
SEGMENT OPERATING PROFIT
Americas	$993	$411	$(195)	$—	$(7)	(i)	$209		$1,202
EMEA	180	792	(172)		(60)	(i)	560		740
APAC	214	402	(49)		(40)	(i)	313		527
Engineering	—	144	—		(5)	(i)	139		139
Other	(2)	(181)	(4)		31	(i)	(154)		(156)
Segment operating profit	1,385	1,568	(420)	—	(81)		1,067		2,452
Cost reduction programs and other charges	(43)	(86)			129		43		—
Total operating profit	$1,342	$1,482	$(420)	$—	$48		$1,110		$2,452

2018 Pro forma adjustments
(a) To include Praxair, Inc. consolidated results for the quarter and six months ended June 30, 2018. Note that the results include the performance of Praxair's European industrial gases business through December 3, 2018. The adjustments reflect reclassifications to conform to Linde plc's reporting format.

(b) To include Linde AG consolidated results for the quarter and six months ended June 30, 2018. The adjustments reflect reclassifications to conform to Linde plc's reporting format and adjustments from IFRS to U.S. GAAP.

(c) To eliminate the results of merger-related divestitures required by regulatory authorities to secure approval for the Merger. These divestitures include the majority of Praxair's European industrial gases business (completed December 3, 2018), a significant portion of Linde AG's America's industrial gases business (completed on March 1, 2019), select assets of Linde AG's South Korean industrial gases business (completed April 30, 2019), as well as certain divestitures of other Praxair and Linde AG businesses in Asia that are currently expected to be sold in 2019.

(d) To include preliminary purchase accounting adjustments for the period from January 1, 2018 to October 30, 2018 (prior to the Merger). This relates to (i) additional depreciation and amortization related to the increased value of of property, plant and equipment and increased basis of intangible assets, (ii) interest expense impacts related to the fair value of debt, (iii) the tax impacts related to the non-GAAP adjustments above, (iv) income from equity investments equity related to the fair value of equity investments, and (v) noncontrolling interests adjustments related to the fair value adjustments above. Purchase accounting impacts are not included in the definition of segment operating profit; therefore, no pro forma adjustment is required for segment reporting.

(e) To eliminate sales between Praxair and Linde AG for the period prior to the Merger date at October 31, 2018 (January 1, 2018 to October 30, 2018).
(f) To eliminate the transaction costs and other charges related to the Merger. See Note 3 to the condensed consolidated financial statements.
(g) To reflect the income tax impact of the above pro forma adjustments.
(h) To reflect the impact on diluted shares outstanding and diluted EPS related to ordinary shares issues to Linde AG shareholders in connection with the Merger.
(i) To eliminate other (income) charges not included in segment operating profit, primarily related to a gain on a sale of business in EMEA.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted Pro Forma Operating Profit and Operating Margin
Reported operating profit	$669	$689	$1,278	$1,342
Pro forma adjustments (a)	59	29	59	75
Pro forma	728	718	1,396	1,417
Non-GAAP Adjustments:
Add: Cost reduction programs and other charges	76	—	109	—
Less: Net gain on sale of businesses	—	(30)	—	(81)
Add: Purchase accounting impacts - Linde AG (d)	515	558	1,036	1,116
Total adjustments	591	528	1,145	1,035
Adjusted pro forma operating profit	$1,319	$1,246	$2,541	$2,452
Reported percentage change	(3)%		(5)%
Adjusted pro forma percentage change	6%		4%
Reported sales	7,204	3,044	14,148	6,027
Pro forma sales (a)	7,179	7,178	14,093	14,119
Reported operating margin	9.3%	22.6%	9.0%	22.3%
Pro forma operating margin	10.1%	10.0%	9.9%	10.0%
Adjusted pro forma operating margin	18.4%	17.4%	18.0%	17.4%
Adjusted Pro Forma Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(24)	$2	$(9)	$4
Pro forma adjustments (a)	—	(67)	(51)	(107)
Pro forma	$(24)	$(65)	$(60)	$(103)
Non-GAAP Adjustments:
Add: Pension plan reorganization charge - net	(10)	—	(10)	—
Total adjustments	(10)	—	(10)	—
Adjusted pro forma Net Pension and OPEB cost (benefit), excluding service costs	$(34)	$(65)	$(70)	$(103)
Adjusted Pro Forma Interest Expense - Net
Reported interest expense - net	$10	$44	$33	$90
Pro forma adjustments (a)	—	(9)	—	17
Pro forma	$10	$35	$33	$107
Non-GAAP Adjustments:
Add: Purchase accounting impacts - Linde AG (d)	25	25	52	50
Total adjustments	25	25	52	50
Adjusted pro forma interest expense - net	$35	$60	$85	$157
Adjusted Pro Forma Income Taxes (b)
Reported income taxes	$169	$158	$309	$306
Pro forma adjustments (a)	11	38	25	61

Pro forma	$180	$196	334	367
Non-GAAP Adjustments:
Add: Purchase accounting impacts - Linde AG (d)	$119	$129	244	258
Add: Cost reduction programs and other charges	15	—	20	(1)
Total adjustments	134	129	264	257
Adjusted pro forma income taxes	$314	$325	598	624
Adjusted Pro Forma Effective Tax Rate (b)
Reported income before income taxes and equity investments	$683	$643	$1,254	$1,248
Pro forma adjustments (a)	59	105	169	165
Pro forma	$742	$748	$1,423	$1,413
Non-GAAP Adjustments:
Add: Purchase accounting impacts - Linde AG (d)	490	533	984	1,066
Add: Cost reduction programs and other charges	76	—	109	—
Add: Pension plan reorganization charge - net	10	—	—	10
Less: Net gain on sale of businesses	—	(30)	—	(81)
Total adjustments	576	503	1,093	985
Adjusted pro forma income before income taxes and equity investments	$1,318	$1,251	$2,516	$2,398
Reported Income taxes	169	158	309	306
Reported effective tax rate	24.7%	24.6%	24.6%	24.5%

Adjusted pro forma income taxes	314	325	598	624
Adjusted pro forma effective tax rate	23.8%	26.0%	23.8%	26.0%
Income from Equity Investments
Reported income from equity investments	$28	$14	$62	$29
Pro forma adjustments (a)	—	(2)	—	(3)
Pro forma	$28	$12	$62	$26
Non-GAAP Adjustments:
Add: Purchase accounting impacts - Linde AG (d)	14	16	28	32
Total adjustments	14	16	28	32
Adjusted pro forma income from equity investments	$42	$28	$90	$58
Adjusted Pro Forma Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(29)	$(19)	$(59)	$(29)
Pro forma adjustments (a)	—	12	—	23
Pro forma	$(29)	$(7)	$(59)	$(6)
Non-GAAP adjustments:
Add: Purchase accounting impacts - Linde AG (d)	$(17)	$(42)	$(32)	$(84)
Total adjustments	(17)	(42)	(32)	(84)
Adjusted pro forma noncontrolling interests from continuing operations	$(46)	$(49)	$(91)	$(90)
Adjusted Pro Forma Income from Continuing Operations (c)
Reported income from continuing operations	$513	$480	$948	$942
Pro forma adjustments (a)	48	77	144	124
Pro forma	$561	$557	$1,092	$1,066
Non-GAAP adjustments:
Add: Cost reduction programs and other charges	$71	$—	$99	$—
Less: Gain on sale of business	—	(30)	—	(80)
Add: Purchase accounting impacts - Linde AG	368	378	736	756
Total adjustments	439	348	835	676

Adjusted pro forma income from continuing operations	$1,000	$905	$1,927	$1,742
Adjusted Pro Forma Diluted EPS from Continuing Operations (c)
Reported diluted EPS from continuing operations	$0.94	$1.65	1.73	3.24
Pro forma adjustments (a)	0.09	(0.65)	0.27	(1.32)
Pro forma	$1.03	$1.00	2.00	1.92
Non-GAAP adjustments:
Add: Cost reduction programs and other charges	$0.13	$—	$0.18	$—
Less: Gain on sale of business	—	(0.05)	—	(0.14)
Add: Purchase accounting impacts - Linde AG	0.67	0.68	1.34	1.36
Total adjustments	0.80	0.63	1.52	1.22
Adjusted pro forma diluted EPS from continuing operations	$1.83	$1.63	$3.52	$3.14
Adjusted Pro Forma EBITDA and % of Sales
Income from continuing operations	$513	$480	$948	$942
Add: Noncontrolling interests related to continuing operations	29	19	59	29
Add: Net pension and OPEB cost (benefit), excluding service cost	(24)	2	(9)	4
Add: Interest expense	10	44	33	90
Add: Income taxes	169	158	309	306
Add: Depreciation and amortization	1,195	311	2,418	622
EBITDA from continuing operations	$1,892	$1,014	$3,758	$1,993
Pro forma adjustments:
Add: Linde AG consolidated results	$—	$1,214	$—	$2,459
Add: Purchase accounting impacts - Linde AG	—	(16)	10	(32)
Add: Cost reduction programs and other charges	65	69	121	129
Less: Divestitures	(6)	(324)	(13)	(641)
Pro forma adjustments (a)	$59	$943	$118	$1,915
Pro forma EBITDA from continuing operations	$1,951	$1,957	$3,876	$3,908
Non-GAAP adjustments:
Less: Gain on sale of business	—	(30)	—	(81)
Add: Cost reduction programs and other charges	76	—	109	—
Add: Purchase accounting impacts - Linde AG	14	16	28	32
Adjusted pro forma EBITDA from continuing operations	$2,041	$1,943	$4,013	$3,859

Reported sales	$7,204	$3,044	14,148	6,027
Pro forma sales	$7,179	$7,178	14,093	14,119
% of sales
EBITDA from continuing operations	26.3%	33.3%	26.6%	33.1%
Pro forma EBITDA from continuing operations	27.2%	27.3%	27.5%	27.7%
Adjusted pro forma EBITDA from continuing operations	28.4%	27.1%	28.5%	27.3%

(a) See pro forma Income Statement Information in the preceding sections.
(b) The income tax expense (benefit) on the non-GAAP pre-tax adjustments was determined using the applicable tax rates for the jurisdictions that were utilized in calculating the GAAP income tax expense (benefit) and included both current and deferred income tax amounts.

(c) Net of income taxes which are shown separately in “Adjusted Income Taxes and Effective Tax Rate”.
(d) The company believes that its non-GAAP measures excluding Purchase accounting impacts - Linde AG are useful to investors because: (i) the business combination was a merger of equals in an all-stock merger transaction, with no cash consideration, (ii) the company is managed on a geographic basis, the results of certain geographies are more heavily impacted by purchase accounting than others, causing results that are not comparable at the reportable segment-level. Therefore, the impacts of purchasing accounting adjustments to each segment vary and are not comparable within the company and when compared to other companies in similar regions, (iii) business management is evaluated and variable compensation is determined based on results excluding purchase accounting impacts, and; (iv) it is important to investors and analysts to understand the purchase accounting impacts to the financial statements.
A summary of each of the adjustments made for Purchase accounting impacts - Linde AG are as follows:
Adjusted Operating Profit and Margin:  The $515 million and $1,046 million purchase accounting adjustments for the quarter and six-months ended June 30, 2019, respectively, includes (i) no adjustment for the quarter and a $10 million adjustment for the six-months ended June 30, 2019 for the increase in cost of sales related to the fair value step up of inventories acquired in the merger (included as a pro forma adjustment), and (ii) a $515 million $1,036 million increase for the quarter and six-months ended June 30, 2019, respectively in depreciation and amortization related to the fair value step up of fixed assets and intangible assets (primarily customer related) acquired in the merger.
Adjusted Interest Expense - Net: Relates to the amortization of the fair value of debt acquired in the merger.
Adjusted Income Taxes and Effective Tax Rate:  Relates to the current and deferred income tax impact on the adjustments discussed above. The income tax expense (benefit) on the non-GAAP pre-tax adjustments was determined using the applicable tax rates for the jurisdictions that were utilized in calculating the GAAP income tax expense (benefit) and included both current and deferred income tax amounts.
Adjusted Income from Equity Investments:  Represents the amortization of increased fair value on equity investments related to depreciable and amortizable assets.
Adjusted Noncontrolling Interests from Continuing Operations: Represents the noncontrolling interests’ ownership portion of the adjustments described above determined on an entity by entity basis.

Net Debt and Adjusted Net Debt
Net debt is a financial liquidity measure used by investors, financial analysts and management to evaluate the ability of a company to repay its debt. Purchase accounting impacts have been excluded as they are non-cash and do not have an impact on liquidity.

	June 30, 2019	December 31, 2018
(Millions of dollars)
Debt	$13,957	$15,296
Less: cash and cash equivalents	2,686	4,466
Net debt	11,271	10,830
Less: purchase accounting impacts - Linde AG	(243)	(291)
Adjusted net debt	$11,028	$10,539

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended June 30, 2019 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2019	1,155	$180.23	1,155	$5,459
May 2019	1,265	$181.54	1,265	$5,229
June 2019	440	$200.00	440	$5,142
Second Quarter 2019	2,860	$183.85	2,860	$5,142

(1)   On January 22, 2019 the company’s board of directors approved the repurchase of $6.0 billion of its ordinary shares ("2019 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2019 program has a maximum repurchase amount of 15% of outstanding shares and a stated expiration date of February 1, 2021.

(2) As of June 30, 2019, the company repurchased $858 million of its ordinary shares pursuant to the 2019 program, leaving an additional $5.1 billion authorized.
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

	101.INS	XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Linde plc and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linde plc

(Registrant)

Date: August 9, 2019	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer