Form 10-Q
period 2019-09-30
LINDE PLC
filed 2019-11-12
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At October 31, 2019, 537,175,977 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2019	2018
Sales	$7,000	$3,008
Cost of sales, exclusive of depreciation and amortization	4,061	1,698
Selling, general and administrative	850	294
Depreciation and amortization	1,095	306
Research and development	44	23
Cost reduction programs and other charges	125	31
Net gain on sale of businesses	164	—
Other income (expense) - net	11	13
Operating Profit	1,000	669
Interest expense - net	(3)	40
Net pension and OPEB cost (benefit), excluding service cost	2	6
Income From Continuing Operations Before Income Taxes and Equity Investments	1,001	623
Income taxes on continuing operations	298	156
Income From Continuing Operations Before Equity Investments	703	467
Income from equity investments	28	13
Income From Continuing Operations (Including Noncontrolling Interests)	731	480
Income from discontinued operations, net of tax	7	—
Net Income (Including Noncontrolling Interests)	738	480
Less: noncontrolling interests from continuing operations	(3)	(19)
Net Income – Linde plc	$735	$461

Net Income – Linde plc
Income from continuing operations	$728	$461
Income from discontinued operations	$7	$—

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$1.35	$1.60
Basic earnings per share from discontinued operations	0.01	—
Basic earnings per share	$1.36	$1.60
Diluted earnings per share from continuing operations	$1.34	$1.58
Diluted earnings per share from discontinued operations	0.01	—
Diluted earnings per share	$1.35	$1.58

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	539,753	288,093
Diluted shares outstanding	543,616	291,513

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Sales	$21,148	$9,035
Cost of sales, exclusive of depreciation and amortization	12,457	5,065
Selling, general and administrative	2,613	911
Depreciation and amortization	3,513	928
Research and development	135	71
Cost reduction programs and other charges	355	74
Net gain on sale of businesses	164	—
Other income (expense) - net	39	25
Operating Profit	2,278	2,011
Interest expense - net	30	130
Net pension and OPEB cost (benefit), excluding service cost	(7)	10
Income From Continuing Operations Before Income Taxes and Equity Investments	2,255	1,871
Income taxes on continuing operations	607	462
Income From Continuing Operations Before Equity Investments	1,648	1,409
Income from equity investments	90	42
Income From Continuing Operations (Including Noncontrolling Interests)	1,738	1,451
Income from discontinued operations, net of tax	105	—
Net Income (Including Noncontrolling Interests)	1,843	1,451
Less: noncontrolling interests from continuing operations	(62)	(48)
Less: noncontrolling interest from discontinued operations	(7)	—
Net Income – Linde plc	$1,774	$1,403

Net Income – Linde plc
Income from continuing operations	$1,676	$1,403
Income from discontinued operations	$98	$—

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$3.09	$4.87
Basic earnings per share from discontinued operations	0.18	—
Basic earnings per share	$3.27	$4.87
Diluted earnings per share from continuing operations	$3.07	$4.82
Diluted earnings per share from discontinued operations	0.18	—
Diluted earnings per share	$3.25	$4.82

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	542,589	287,800
Diluted shares outstanding	546,507	291,275

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,
	2019	2018
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$738	$480

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,183)	(89)
Reclassification to net income (Note 17)	—	—
Income taxes	(6)	2
Translation adjustments	(1,189)	(87)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(158)	3
Reclassifications to net income	55	22
Income taxes	23	(5)
Funded status - retirement obligations	(80)	20
Derivative instruments (Note 7):
Current quarter unrealized gain (loss)	(4)	—
Reclassifications to net income	—	—
Income taxes	—	—
Derivative instruments	(4)	—
Securities:
Current year unrealized gain (loss)	—	—
Reclassifications to net income	—	—
Income taxes	—	—
Securities	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,273)	(67)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	(535)	413
Less: noncontrolling interests	47	(12)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$(488)	$401

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,843	$1,451

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,230)	(623)
Reclassification to net income (Note 17)	12	—
Income taxes	(1)	8
Translation adjustments	(1,219)	(615)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(192)	(5)
Reclassifications to net income	142	56
Income taxes	6	(11)
Funded status - retirement obligations	(44)	40
Derivative instruments (Note 7):
Current period unrealized gain (loss)	(24)	—
Reclassifications to net income	—	—
Income taxes	4	—
Derivative instruments	(20)	—
Securities:
Current year unrealized gain (loss)	1	—
Reclassifications to net income	—	—
Income taxes	—	—
Securities	1	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,282)	(575)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	561	876
Less: noncontrolling interests	69	(31)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$630	$845

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$2,120	$4,466
Accounts receivable - net	4,238	4,297
Contract assets	367	283
Inventories	1,653	1,651
Assets held for sale	232	5,498
Prepaid and other current assets	1,202	1,077
Total Current Assets	9,812	17,272
Property, plant and equipment - net	28,460	29,717
Goodwill	26,261	26,874
Other intangible assets - net	15,836	16,223
Other long-term assets	4,025	3,300
Total Assets	$84,394	$93,386
Liabilities and equity
Accounts payable	$3,071	$3,219
Short-term debt	1,209	1,485
Current portion of long-term debt	1,425	1,523
Contract liabilities	1,597	1,546
Liabilities of assets held for sale	9	768
Other current liabilities	3,572	4,415
Total Current Liabilities	10,883	12,956
Long-term debt	10,567	12,288
Other long-term liabilities	11,636	11,046
Total Liabilities	33,086	36,290
Redeemable noncontrolling interests	14	16
Linde plc Shareholders’ Equity:
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2019 issued: 552,012,862 ordinary shares; 2018 issued: 551,310,272 ordinary shares	1	1
Additional paid-in capital	40,185	40,151
Retained earnings	16,810	16,529
Accumulated other comprehensive income (loss) (Note 14)	(5,600)	(4,456)
Less: Treasury stock, at cost (2019 – 14,155,811 shares and 2018 – 4,068,642 shares)	(2,443)	(629)
Total Linde plc Shareholders’ Equity	48,953	51,596
Noncontrolling interests	2,341	5,484
Total Equity	51,294	57,080
Total Liabilities and Equity	$84,394	$93,386
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$1,774	$1,403
Less: Income from discontinued operations, net of tax and noncontrolling interests	(98)	—
Add: Noncontrolling interests from continuing operations	62	48
Income from continuing operations (including noncontrolling interests)	1,738	1,451
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction programs and other charges, net of payments	(356)	35
Amortization of merger-related inventory step-up	12	—
Depreciation and amortization	3,513	928
Deferred income taxes	(125)	(6)
Share-based compensation	64	40
Working capital:
Accounts receivable	(30)	(121)
Inventory	(61)	(29)
Prepaid and other current assets	(65)	3
Payables and accruals	(411)	101
Contract assets and liabilities, net	(35)	—
Pension contributions	(69)	(17)
Long-term assets, liabilities and other	(230)	(36)
Net cash provided by operating activities	3,945	2,349
Investing
Capital expenditures	(2,667)	(1,056)
Acquisitions, net of cash acquired	(161)	(6)
Divestitures and asset sales, net of cash divested	4,960	77
Net cash provided by (used for) investing activities	2,132	(985)
Financing
Short-term debt borrowings (repayments) - net	(231)	(122)
Long-term debt borrowings	55	2
Long-term debt repayments	(1,568)	(505)
Issuances of ordinary shares	60	70
Purchases of ordinary shares	(1,934)	(2)
Cash dividends - Linde plc shareholders	(1,422)	(712)
Noncontrolling interest transactions and other	(3,257)	(33)
Net cash used for financing activities	(8,297)	(1,302)
Discontinued Operations
Cash provided by operating activities	67	—
Cash used for investing activities	(59)	—
Cash provided by financing activities	5	—
Net cash provided by discontinued operations	13	—
Effect of exchange rate changes on cash and cash equivalents	(126)	(79)
Change in cash and cash equivalents	(2,333)	(17)
Cash and cash equivalents, beginning-of-period	4,466	617
Cash and cash equivalents, including discontinued operations	2,133	600
Cash and cash equivalents of discontinued operations	(13)	—
Cash and cash equivalents, end-of-period	$2,120	$600
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
In connection with the business combination, the company, Praxair and Linde AG entered into various agreements with regulatory authorities to satisfy anti-trust requirements to secure approval to consummate the business combination. These agreements included the sale of the majority of Praxair’s European businesses (completed on December 3, 2018), the majority of Linde AG’s Americas business (completed on March 1, 2019), select assets of Linde AG's South Korean industrial gases business (completed April 30, 2019), select assets of Praxair's Indian industrial gases business (completed July 12, 2019), as well as certain divestitures of other Praxair and Linde AG businesses in Asia that are currently expected to be sold later in 2019 and 2020 (collectively, the “merger-related divestitures”). See Note 17 for additional information relating to merger-related divestitures.
To obtain merger approval in the United States, Linde, Praxair and Linde AG entered into an agreement with the U.S. Federal Trade Commission dated October 1, 2018 (“hold separate order” or “HSO”). Under the HSO, the company, Praxair and Linde AG agreed to (i) continue to operate Linde AG and Praxair as independent, ongoing, economically viable, competitive businesses held separate, distinct, and apart from each other’s operations; (ii) not coordinate any aspect of the operations of Linde AG and Praxair, including the marketing or sale of any products; and (iii) maintain separate financial ledgers, books, and records that report on a periodic basis, consistent with past practices, the assets, liabilities, expenses, revenues, and income of each, until certain divestitures in the United States had been completed. The restrictions under the hold separate order were lifted March 1, 2019, concurrent with the sale of the required merger-related divestitures in the United States.
Comparability of Financial Information
Because Praxair and Linde AG combined their respective businesses effective with the merger date of October 31, 2018 in accordance with ASC 805, the quarter and nine months ended September 30, 2019 reflect the results and cash flows of the combined business, while the quarter and nine months ended September 30, 2018 include only Praxair. Due to the size of Linde AG’s businesses prior to the merger, the reported results for 2019 and 2018 quarters are not comparable. The balance sheets at September 30, 2019 and December 31, 2018 are comparable because both periods reflect the merger.

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

3. Cost Reduction Programs and Other Charges

2019 Charges

Cost reduction programs and other charges were $125 million and $355 million for the quarter and nine months ended September 30, 2019, respectively ($90 million and $284 million, after tax and noncontrolling interests). The following is a summary of the pre-tax charges by reportable segment for the quarter and nine months ended September 30, 2019:

	Quarter Ended September 30, 2019
(millions of dollars)	Severance costs	Other cost reduction charges	Transaction related and other charges	Total
Americas	$7	$3	2	$12
EMEA	5	1	9	15
APAC	12	3	73	88
Engineering	—	—	(11)	(11)
Other	2	—	19	21
Total	$26	$7	$92	$125

	Nine Months Ended September 30, 2019
(millions of dollars)	Severance costs	Other cost reduction charges	Transaction related and other charges	Total
Americas	$27	$10	29	$66
EMEA	9	10	11	30
APAC	34	5	74	113
Engineering	—	11	(11)	—
Other	7	29	110	146
Total	$77	$65	$213	$355

Cost Reduction Programs

Total cost reduction program related charges were $33 million and $142 million for the quarter and nine months ended September 30, 2019, respectively ($26 million and $115 million, after tax).

Severance costs

Severance costs of $26 million and $77 million for the quarter and nine months ended September 30, 2019, respectively, are for the elimination of approximately 1,300 positions, largely in APAC and the Americas, of which approximately 1,100 have terminated employment. The majority of these actions are anticipated to be completed in 2019.

Other cost reduction charges

Other cost reduction charges of $7 million and $65 million for the quarter and nine months ended September 30, 2019, respectively, are primarily charges related to the execution of the company's synergistic actions including location consolidations and rationalization, software and process harmonization, and associated non-recurring costs.

Transaction Related and Other Charges

On October 31, 2018, Praxair and Linde AG combined under Linde plc, as contemplated by the business combination agreement (see Note 1). Linde incurred merger-related costs and other charges which totaled $92 million and $213 million ($64 million and $169 million, after tax and noncontrolling interests) for the quarter and nine months ended September 30, 2019, respectively. The third quarter and nine month period includes other charges for an asset impairment related to a joint venture in APAC of approximately $73 million ($42 million, after tax and noncontrolling interests) resulting from an unfavorable arbitration ruling.

Cash Requirements

The total cash requirements of the cost reduction program and other charges during the nine months ended September 30, 2019 are estimated to be approximately $266 million, of which $192 million was paid through September 30, 2019. Total cost reduction programs and other charges, net of payments in the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 also reflects the impact of cash payments of liabilities accrued as of December 31, 2018.

The following table summarizes the activities related to the company's cost reduction related charges for the nine months ended September 30, 2019:

(millions of dollars)	Severance costs	Other cost reduction charges	Transaction related and other charges	Total
2019 Cost Reduction Programs and Other Charges	$77	$65	$213	$355
Less: Cash payments	(57)	(47)	(88)	(192)
Less: Non-cash charges	—	(8)	(74)	(82)
Foreign currency translation and other	4	(6)	(5)	(7)
Balance, September 30, 2019	$24	$4	$46	$74

2018 Charges

Transaction costs and other charges were $31 million and $74 million for the quarter and nine months ended September 30, 2018, respectively ($29 million and $67 million, after tax and noncontrolling interests).

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
The following table summarizes the preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed by Linde, with the excess of the purchase price over the fair value of Linde AG’s net assets recorded as goodwill. Due to the timing of the business combination, the magnitude and multi-national nature of the net assets acquired, and the hold separate order which deferred integration of the two merged companies until March 1, 2019, at September 30, 2019 the valuation process to determine the fair values was not complete and further adjustments are expected in the fourth quarter of 2019 as this process is finalized. The company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, analysis is able to be performed, refinement of market participant assumptions, finalization of tax returns in the pre-merger period and the application of push-down accounting at the subsidiary level. The areas where the fair value assessments are not finalized and, therefore, subject to adjustment during the measurement period relate primarily to identifiable intangible assets, property, plant and equipment, net assets held for sale, equity investments, income taxes, noncontrolling interests, contingencies and goodwill. The more significant measurement period adjustments made by Linde during the nine months ended September 30, 2019 reflect: the agreed upon sale price of Linde AG’s Korean business resulting in an increase to assets held for sale and corresponding decrease to goodwill of $324 million; an adjustment to the sale value of the Linde AG Americas businesses resulting in a decrease to assets held for sale and corresponding increase to goodwill of $296 million; refinement in the valuation of other intangible assets resulting in an increase to intangible asset values and corresponding decrease to goodwill of $657 million; refinement in the valuation of property, plant and equipment resulting in a decrease to property, plant and equipment and corresponding increase to goodwill of $237 million; an increase to deferred income taxes with a corresponding increase to goodwill of $251 million; and an increase to the fair value of noncontrolling interest with a corresponding increase to goodwill of $179 million. The net impact of these and other less significant adjustments made during the nine month period resulted in a net increase of $51 million to goodwill. As the company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will likely be recorded during the measurement period, but no later than one year from the date of the acquisition. The company will reflect measurement period adjustments in the period in which the adjustments are determined.
The table below reflects the impact of measurement period adjustments made through September 30, 2019. The final determination of the fair values will likely result in further adjustments to the values presented in the following table:

Millions of dollars	Estimated Fair Value
Assets
Cash and cash equivalents	$1,363
Accounts receivable – net	2,859
Inventories	1,452
Assets held for sale	5,067
Prepaid and other current assets	1,251
Property, plant and equipment	19,144
Equity investments	1,466
Goodwill	24,197
Other intangible assets	16,250
Other long-term assets	1,024
Total Assets Acquired	$74,073
Less: Liabilities Assumed
Accounts payable	$3,360
Short-term debt	1,177
Current portion of long-term debt	1,864
Accrued taxes	159
Liabilities of assets held for sale	676
Other current liabilities	3,016
Long-term debt	6,295
Other long-term liabilities	1,908
Deferred credits, including deferred income taxes	7,005
Total Liabilities Assumed	$25,460
Less: Noncontrolling Interests	5,325
Purchase Price (i)	$43,288

(i)	See above for the calculation of the purchase price.

Summary of Significant Fair Value Methods
The methods used to determine the fair value of significant identifiable assets and liabilities included in the preliminary allocation of purchase price are included in Note 3 to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2018. The excess of the consideration for the merger over the preliminary fair value of net assets acquired was recorded as goodwill. The merger resulted in the recognition of $24,197 million of goodwill, which is not deductible for tax purposes. The goodwill balance is primarily attributed to the assembled workforce, expanded market opportunities and cost and other operating synergies anticipated upon the integration of the operations of Praxair and Linde AG. The push down of goodwill to reporting units is not final and may differ from this preliminary determination.

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

The unaudited pro forma results for the quarter and nine months ended September 30, 2019 and 2018, prepared in accordance with ASC 805, are summarized below:

	*Quarter Ended September 30,		**Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Sales	$7,000	$7,400	$21,148	$22,461
Income from continuing operations	$760	$548	$1,756	$1,804
Diluted earnings per share from continuing operations	$1.40	$0.99	$3.21	$3.25
* The quarter ended September 30, 2019 includes sales and income from continuing operations from the company's merger-related divestitures of $7 million and $1 million, respectively (2018 includes $434 million and $92 million, respectively).
**The nine months ended September 30, 2019 includes sales and income from continuing operations from the company's merger-related divestitures of $62 million and $10 million, respectively (2018 includes $1,325 million and $283 million, respectively).
Significant nonrecurring amounts reflected in the pro forma results are as follows:
For the quarter and nine months ended September 30, 2018, Praxair and Linde AG collectively incurred pre-tax costs of $94 million and $223 million, respectively, to prepare for and close the merger. These costs were reflected within the results of operations in the pro forma results as if they were incurred on January 1, 2017. Any costs incurred related to merger-related divestitures and integration and to prepare for the intended business separations were reflected in the pro forma results in the period in which they were incurred.
The pro forma results for the quarter and nine months ended nine months ended September 30, 2019 include a $164 million gain ($107 million after tax) related to Praxair merger-related divestitures (see Note 17).
For the quarter ended September 30, 2019, the company incurred pre-tax charges of $2 million ($2 million after tax) related to the amortization of the fair value step-up of inventories acquired and sold and a $40 million ($30 million after tax) pension settlement charge within a U.S. pension plan for Linde merger-related divestitures. The nine months ended September 30, 2019 includes pre-tax charges of $12 million ($8 million after tax) and $91 million ($70 million after tax) related to the amortization of the fair value step-up of inventories acquired and sold and pension settlement charges, respectively. The quarter and nine months ended September 30, 2019 pro forma results were adjusted to exclude these charges as these costs were reflected within the results of operations in the pro forma results as if they were incurred on January 1, 2017.

Non-Merger Related Acquisitions
Acquisitions were $161 million, net of cash acquired, during the nine months ended September 30, 2019, largely in the Americas. Acquisition activity was immaterial for the same period in 2018.
5. Supplemental Information
Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	September 30, 2019	December 31, 2018
Inventories
Raw materials and supplies	$373	$339
Work in process	331	321
Finished goods	949	991
Total inventories	$1,653	$1,651

6. Debt
The following is a summary of Linde's outstanding debt at September 30, 2019 and December 31, 2018:

(Millions of dollars)	September 30, 2019	December 31, 2018
SHORT-TERM
Commercial paper and U.S. bank borrowings	$483	$829
Other bank borrowings (primarily international)	726	656
Total short-term debt	1,209	1,485
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
1.90% Notes due 2019 (b)	—	500
Variable rate notes due 2019 (b)	—	150
1.75% Euro denominated notes due 2019 (b,c)	—	578
4.25% AUD denominated notes due 2019 (b)	—	71
Variable rate notes due 2019 (b)	—	200
2.25% Notes due 2020	300	299
1.75% Euro denominated notes due 2020 (c)	1,110	1,185
0.634% Euro denominated notes due 2020	54	58
4.05% Notes due 2021	499	499
3.875% Euro denominated notes due 2021 (c)	699	755
3.00% Notes due 2021	499	498
0.250% Euro denominated notes due 2022 (c)	1,100	1,156
2.45% Notes due 2022	599	598
2.20% Notes due 2022	499	498
2.70% Notes due 2023	498	498
2.00% Euro denominated notes due 2023 (c)	760	805
5.875% GBP denominated notes due 2023 (c)	431	454
1.20% Euro denominated notes due 2024	598	628
1.875% Euro denominated notes due 2024 (c)	354	373
2.65% Notes due 2025	398	398
1.625% Euro denominated notes due 2025	540	568
3.20% Notes due 2026	725	725
3.434% Notes due 2026	196	195
1.652% Euro denominated notes due 2027	90	96
1.00% Euro denominated notes due 2028 (c)	860	861
1.90% Euro denominated notes due 2030	115	121
3.55% Notes due 2042	662	662
Other	10	10
International bank borrowings	259	291
Obligations under finance leases	137	81
	11,992	13,811
Less: current portion of long-term debt	(1,425)	(1,523)
Total long-term debt	10,567	12,288
Total debt	$13,201	$15,296

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

(b)
In February 2019 Linde repaid $500 million of 1.90% notes that became due; in May 2019 Linde repaid $150 million of variable rate notes that became due; in June 2019 Linde repaid €500 million of 1.75% notes that became due and the associated interest rate swap was settled; also in June 2019 Linde settled AUD100 million of variable rate notes that became due; and in August 2019 Linde repaid $200 million of variable rate notes that became due.

(c)
September 30, 2019 and December 31, 2018 included a cumulative $74 million and $14 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 7 for additional information.

On March 26, 2019 the company and certain of its subsidiaries entered into an unsecured revolving credit agreement ("the Credit Agreement") with a syndicate of banking institutions, which became effective on March 29, 2019. The Credit Agreement provides for total commitments of $5.0 billion, which may be increased up to $6.5 billion, subject to receipt of additional commitments and satisfaction of customary conditions. There are no financial maintenance covenants contained within the Credit Agreement. The revolving credit facility expires on March 26, 2024 with the option to request two one-year extensions of the expiration date. In connection with the effectiveness of the Credit Agreement, Praxair and Linde AG terminated their respective existing revolving credit facilities. No borrowings were outstanding under the Credit Agreement as of September 30, 2019.

On September 3, 2019 Linde and the company’s subsidiaries Praxair and Linde AG entered into a series of parent and subsidiary guarantees related to currently outstanding notes issued by Praxair and Linde AG as well as the $5 billion Credit Agreement.

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
When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge, cash-flow hedge, or a net investment hedge. Currently, Linde designates all interest-rate and treasury-rate locks as hedges for accounting purposes; however, cross-currency interest rate contracts are generally not designated as hedges for accounting purposes. Certain currency contracts related to forecasted transactions are designated as hedges for accounting purposes. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively.
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of September 30, 2019, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2019 and December 31, 2018 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$8,459	$6,357	$152	$24	$38	$42
Forecasted transactions	684	945	19	15	15	17
Cross-currency interest rate swaps	1,056	2,110	50	112	38	40
Commodity contracts	N/A	N/A	—	27	—	9
Total	$10,199	$9,412	$221	$178	$91	$108
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$6	$—	$1	$—	$—	$—
Forecasted transactions	403	158	6	2	10	3
Commodity contracts	N/A	N/A	13	—	3	—
Interest rate swaps	1,850	2,164	45	13	—	10
Total Hedges	$2,259	$2,322	$65	$15	$13	$13
Total Derivatives	$12,458	$11,734	$286	$193	$104	$121

(a)
Current assets of $177 million are recorded in prepaid and other current assets; long-term assets of $109 million are recorded in other long-term assets; current liabilities of $60 million are recorded in other current liabilities; and long-term liabilities of $44 million are recorded in other long-term liabilities.

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

Commodity Contracts

Commodity contracts are entered into to manage the exposure to fluctuations in commodity prices, which arise in the normal course of business from its procurement transactions. To reduce the extent of this risk, Linde enters into a limited number of electricity, natural gas, and propane gas derivatives. The fair value adjustments for the majority of these contracts are recorded to AOCI and are eventually offset by the income statement impact of the underlying commodity purchase.

Net Investment Hedge

As of September 30, 2019, Linde has not designated any hedges of net investment positions in foreign operations. Linde had previously designated Euro-denominated debt instruments as net investment hedges to reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Exchange rate movements of $206 million relating to the previously designated Euro-denominated debt incurred in the financial periods prior to de-designation will remain in AOCI, until appropriate, such as upon sale or liquidation of the foreign operations at which time amounts will be reclassified to the consolidated statement of income. Exchange rate movements related to the Euro-denominated debt occurring after de-designation are shown in the consolidated statement of income.

Interest Rate Swaps

Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability. The notional value of outstanding interest rate swaps of Linde with maturity dates from 2019 through 2028 was $1,850 million at September 30, 2019 and $2,164 million at December 31, 2018 (see Note 6 for further information).

Terminated Treasury Rate Locks
The unrecognized aggregated losses related to terminated treasury rate lock contracts on the underlying $500 million 3.00% fixed-rate notes that mature in 2021 and the $500 million 2.20% fixed-rate notes that mature in 2022 at September 30, 2019 and December 31, 2018 were $2 million (net of taxes of $1 million) and $2 million (net of taxes of $1 million), respectively. The unrecognized gains / (losses) for the treasury rate locks are shown in AOCI and are being recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements.

Derivatives' Impact on Consolidated Statements of Income

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$213	$17	$282	$(15)
Other balance sheet items	28	3	30	4
Total	$241	$20	$312	$(11)

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

The amounts of gain or loss recognized in AOCI and reclassified to the consolidated statement of income was immaterial for both the quarter and nine months ended September 30, 2019. Net losses expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Assets
Derivative assets	$—	$—	$286	$193	$—	$—
Investments and securities*	19	22	—	—	26	30
Total	$19	$22	$286	$193	$26	$30

Liabilities
Derivative liabilities	$—	$—	$104	$121	$—	$—

* Investments and securities are recorded in prepaid and other current assets and other long-term assets in the company's condensed consolidated balance sheets.

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

The following table summarizes the changes in level 3 investments and securities for the nine months ended September 30, 2019. Gains (losses) recognized in earnings are recorded to interest expense - net in the company's consolidated statements of income.

(Millions of dollars)	2019
Balance at January 1	$30
Additions	1
Gains (losses) recognized in earnings	(5)
Balance at September 30	$26

The fair value of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments.
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At September 30, 2019, the estimated fair value of Linde’s long-term debt portfolio was $12,340 million versus a carrying value of $11,992 million. At December 31, 2018, the estimated fair value of Linde’s long-term debt portfolio was $13,725 million versus a carrying value of $13,811 million. As Linde AG's assets and liabilities were measured at estimated fair value as of the merger date, differences between the carrying value and the fair value are insignificant; remaining differences are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

9. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Income from continuing operations, Income from discontinued operations and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator (Millions of dollars)
Income from continuing operations	$728	$461	$1,676	$1,403
Income from discontinued operations	7	—	98	—
Net Income – Linde plc	$735	$461	$1,774	$1,403
Denominator (Thousands of shares)
Weighted average shares outstanding	539,504	287,752	542,360	287,465
Shares earned and issuable under compensation plans	249	341	229	335
Weighted average shares used in basic earnings per share	539,753	288,093	542,589	287,800
Effect of dilutive securities
Stock options and awards	3,863	3,420	3,918	3,475
Weighted average shares used in diluted earnings per share	543,616	291,513	546,507	291,275
Basic earnings per share from continuing operations	$1.35	$1.60	$3.09	$4.87
Basic earnings per share from discontinued operations	0.01	—	0.18	—
Basic Earnings Per Share	$1.36	$1.60	$3.27	$4.87
Diluted earnings per share from continuing operations	$1.34	$1.58	$3.07	$4.82
Diluted earnings per share from discontinued operations	0.01	—	0.18	—
Diluted Earnings Per Share	$1.35	$1.58	$3.25	$4.82

There were no antidilutive shares for any period presented.
10. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were as follows:

(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
Balance, December 31, 2018*	$9,174	$10,960	$5,295	$1,075	$370	$26,874
Measurement period adjustments*	333	29	(310)	3	1	56
Acquisitions	123	—	—	—	—	123
Foreign currency translation	(22)	(516)	(189)	(54)	(11)	(792)
Balance, September 30, 2019	$9,608	$10,473	$4,796	$1,024	$360	$26,261

* The final determination of the goodwill assignment to segments may result in further measurement period adjustments to the preliminary values recorded in the purchase accounting for the merger (see Note 4).

Goodwill is tested annually in the second quarter and when there is an indication of an impairment. Effective October 31, 2018, Praxair and Linde AG combined their respective businesses and became subsidiaries of Linde plc. During the first quarter following the lifting of the Hold Separate Order on March 1, 2019, the company realigned the reporting units. In addition to the impairment analysis performed immediately prior to the change and following the realignment of reporting units, the annual test was executed during the second quarter. For all assessments Linde applied the FASB's accounting guidance per ASC 350 which allows the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment (refer to Note 1 to the consolidated financial statements of Linde's 2018 Annual Report on Form 10-K). Based on the qualitative analysis, Linde determined that it was more likely than not that the fair value of each of its reporting units exceeded its carrying value and therefore further quantitative analysis was not required. Additionally, the company reviews the financial performance of its reporting units over the course of the year to assess whether circumstances have changed that would indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. In cases where an indication of impairment is determined to exist, the company completes an interim goodwill impairment test specifically for that reporting unit. As a result, no impairment was recorded and there were no indicators of impairment through September 30, 2019.
Changes in the carrying amounts of other intangibles for the nine months ended September 30, 2019 were as follows:

(Millions of dollars)	Customer relationships	Brands/Tradenames	Other Intangible Assets	Total
Cost:
Balance, December 31, 2018 (1)	$13,288	$2,288	$1,366	$16,942
Additions	30	7	44	81
Foreign currency translation	(455)	(88)	(50)	(593)
Measurement period adjustments (1)	(12)	492	178	658
Other	(14)	—	(4)	(18)
Balance, September 30, 2019	$12,837	$2,699	$1,534	$17,070
Less: Accumulated amortization
Balance, December 31, 2018	$(317)	$(22)	$(380)	$(719)
Amortization expense	(438)	(35)	(93)	(566)
Foreign currency translation	18	1	9	28
Other	(1)	—	24	23
Balance, September 30, 2019	$(738)	$(56)	$(440)	$(1,234)
Net balance at September 30, 2019	$12,099	$2,643	$1,094	$15,836

(1)	Final determination of the intangible asset values may result in measurement period adjustments to the preliminary values recorded in the purchase accounting for the merger (see Note 4).
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 28 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2019	$237
2020	771
2021	735
2022	615
2023	585
Thereafter	11,079
Total amortization related to finite-lived intangible assets	14,022
Indefinite-lived intangible assets at September 30, 2019	1,814
Net intangible assets at September 30, 2019	$15,836

11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs (benefits) for the quarter and nine months ended September 30, 2019 and 2018 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2019	2018	2019	2018	2019	2018	2019	2018
Amount recognized in Operating Profit
Service cost	$34	$12	$—	$—	$112	$36	$1	$1
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	61	25	3	1	194	76	6	3
Expected return on plan assets	(117)	(42)	—	—	(349)	(125)	—	—
Net amortization and deferral	17	18	(2)	—	45	54	(4)	(2)
Curtailment and termination benefits (a)	—	—	—	—	10	—	—	—
Settlement charge (b)	40	4	—	—	91	4	—	—
	1	5	1	1	(9)	9	2	1
Net periodic benefit cost	$35	$17	$1	$1	$103	$45	$3	$2

(a) In the second quarter of 2019, Linde recorded a curtailment gain of $7 million and a charge of $17 million for termination benefits in connection with a defined benefit pension plan freeze.
(b) In the third quarter of 2019, Linde recorded a pension settlement charge of $40 million ($30 million after tax, or $0.06 per diluted share) related to lump sum payments made from a U.S. qualified plan that were triggered by merger-related divestitures (see Note 17). In the first quarter of 2019, benefits of $91 million were paid related to the settlement of a U.S. non-qualified plan that was triggered due to a change in control provision. Accordingly, Linde recorded a pension settlement charge of $51 million ($38 million after tax, or $0.07 per diluted share).
Linde estimates that 2019 required contributions to its pension plans will be in the range of $85 million to $100 million, of which $69 million have been made through September 30, 2019.
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

•
At September 30, 2019 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $200 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais ($528 million) on White Martins, the Brazil-based subsidiary of Praxair, Inc. The fine was reduced to R$1.7 billion Brazilian reais ($408 million) due to a calculation error made by CADE. On September 14, 2015, the fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision on June 30, 2016.

Similarly, on September 1, 2010, CADE imposed a civil fine of R$237 million Brazilian reais ($57 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to R$188 million Brazilian reais ($45 million) due to a calculation error made by CADE. On May 6, 2014 the fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision on October 27, 2016.
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

13. Segments

Effective October 31, 2018, Praxair and Linde AG completed the previously announced merger, resulting in the formation of Linde plc (see Note 1 for additional information on the merger). As a result of the merger and effective with the lifting of the hold separate order effective on March 1, 2019, new operating segments were created which are used by the company's Chief Operating Decision Maker ("CODM") to allocate company resources and assess performance. Linde’s operations consist of two major product lines: industrial gases and engineering. As further described in the following paragraph, Linde’s industrial gases operations are managed on a geographic basis, which represents three of the company's new reportable segments - Americas, EMEA (Europe/Middle East/Africa), and APAC (Asia/Pacific); a fourth reportable segment which represents the company's Engineering business, designs and manufactures equipment for air separation and other industrial gas applications specifically for end customers and is managed on a worldwide basis operating in all three geographic segments. Other consists of corporate costs and a few smaller businesses which individually do not meet the quantitative thresholds for separate presentation.
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
The company’s measure of profit/loss for segment reporting purposes remains unchanged - Segment operating profit. Segment operating profit is defined as operating profit excluding purchase accounting impacts of the Linde AG merger, intercompany royalties, and items not indicative of ongoing business trends. This is the manner in which the company’s CODM assesses performance and allocates resources. For a description of Linde's previous operating segments, refer to Note 20 to the consolidated financial statements of Linde's 2018 Annual Report on Form 10-K.

The table below presents sales and operating profit information about reportable segments and Other for the quarters and nine months ended September 30, 2019 and 2018. Prior periods presented have been recast to be consistent with the new segment structure:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2019	2018	2019	2018
SALES(a)
Americas	$2,771	$1,865	$8,256	$5,580
EMEA	1,634	415	4,989	1,265
APAC	1,468	447	4,433	1,342
Engineering	641	—	2,029	—
Other	486	281	1,441	848
Total sales	$7,000	$3,008	$21,148	$9,035

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2019	2018	2019	2018
SEGMENT OPERATING PROFIT
Americas	$671	$498	$1,902	$1,491
EMEA	335	87	1,014	267
APAC	310	108	898	322
Engineering	120	—	297	—
Other	(50)	7	(171)	5
Segment operating profit	1,386	700	3,940	2,085
Cost reduction programs and other charges (Note 3)	(125)	(31)	(355)	(74)
Net gain on sale of businesses	164	—	164	—
Purchase accounting impacts - Linde AG	(425)	—	(1,471)	—
Total operating profit	$1,000	$669	$2,278	$2,011

(a)	Sales reflect external sales only. Intersegment sales were not material.

14. Equity
Equity
A summary of the changes in total equity for the quarter and nine months ended September 30, 2019 and 2018 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2019			2018
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$50,564	$2,315	$52,879	$6,027	$501	$6,528
Net income (b)	735	2	737	461	19	480
Other comprehensive income (loss)	(1,223)	(50)	(1,273)	(60)	(7)	(67)
Noncontrolling interests:
Additions (reductions)	—	113	113	—	—	—
Dividends and other capital changes	—	(39)	(39)	—	(10)	(10)
Redemption value adjustments	—	—	—	(1)	—	(1)
Dividends to Linde plc ordinary share holders ($0.875 per share in 2019 and $0.825 per share in 2018)	(471)	—	(471)	(238)	—	(238)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	—	—	—	2	—	2
For employee savings and incentive plans	5	—	5	23	—	23
Purchases of common stock	(683)	—	(683)	(1)	—	(1)
Share-based compensation	26	—	26	19	—	19
Balance, end of period	$48,953	$2,341	$51,294	$6,232	$503	$6,735

	Nine Months Ended September 30,
(Millions of dollars)	2019			2018
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests (a)	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$51,596	$5,484	$57,080	$6,018	$493	$6,511
Net income (b)	1,774	67	1,841	1,403	46	1,449
Other comprehensive income (loss)	(1,144)	(138)	(1,282)	(558)	(17)	(575)
Noncontrolling interests:
Additions (reductions) (a)	—	(2,953)	(2,953)	—	7	7
Dividends and other capital changes	—	(119)	(119)	—	(26)	(26)
Redemption value adjustments	—	—	—	(3)	—	(3)
Dividends to Linde plc ordinary share holders ($2.625 per share in 2019 and $2.475 per share in 2018)	(1,422)	—	(1,422)	(712)	—	(712)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	—	—	—	5	—	5
For employee savings and incentive plans	(2)	—	(2)	41	—	41
Purchases of common stock	(1,913)	—	(1,913)	(2)	—	(2)
Share-based compensation	64	—	64	40	—	40
Balance, end of period	$48,953	$2,341	$51,294	$6,232	$503	$6,735
(a) As of the beginning of the nine months ended September 30, 2019, noncontrolling interests included approximately $3.2 billion relating to the 8% of Linde AG shares which were not tendered in the Exchange Offer and were intended to be the subject of a cash-merger squeeze-out. On April 8, 2019 Linde AG completed the merger squeeze-out of all of its minority shares.
(b) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is $1 million for the quarter and $2 million for the nine months ended September 30, 2019 (net income from redeemable noncontrolling interests was not significant for the quarter and $2 million for the nine months ended September 30, 2018), which is not part of total equity.
The components of AOCI are as follows:

	September 30,	December 31,
(Millions of dollars)	2019	2018
Cumulative translation adjustment - net of taxes:
Americas	$(3,469)	$(3,375)
EMEA	(1,142)	105
APAC	(563)	(114)
Engineering	(99)	40
Other	602	(246)
	(4,671)	(3,590)
Derivatives - net of taxes	(22)	(2)
Unrealized gain (loss) on securities	—	(1)
Pension / OPEB funded status obligation (net of $298 million and $292 million tax benefit in September 30, 2019 and December 31, 2018, respectively)	(907)	(863)
	$(5,600)	$(4,456)

15. Revenue Recognition

Revenue is accounted for in accordance with ASC 606. Revenue is recognized as control of goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to receive in exchange for the goods or services.
Contracts with Customers
Approximately 84% of Linde's consolidated sales are generated from industrial gases and related products in three geographic segments (Americas, APAC, and EMEA) and the remaining 16% is related primarily to the Engineering segment, and to a lesser extent Other (see Note 13 for operating segment details). Linde serves a diverse group of industries including healthcare, energy, manufacturing, food, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment.
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $367 million and $283 million at September 30, 2019 and December 31, 2018, respectively. Total contract liabilities are $1,885 million at September 30, 2019 (current of $1,597 million and $288 million within other long-term liabilities in the condensed consolidated balance sheets). Total contract liabilities were $1,934 million at December 31, 2018 (current contract liabilities of $1,546 million, $234 million classified as deferred income within other current liabilities and $154 million in other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the nine months ended September 30, 2019 that was included in the contract liability at December 31, 2018 was $1,149 million. Contract assets and liabilities primarily relate to the Linde Engineering business acquired in the merger. The industrial gases business does not have material contract assets or liabilities.

Payment Terms and Other
Linde generally receives payment after performance obligations are satisfied, and customer prepayments are not typical for the industrial gases business. Payment terms vary based on the country where sales originate and local customary payment practices. Linde does not offer extended financing outside of customary payment terms. Contract asset and liability balances and the changes in these balances are not material. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue producing transactions are presented on a net basis and are not included in sales within the consolidated statement of income. Additionally, sales returns and allowances are not a normal practice in the industry and are not significant.

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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarter and nine months ended September 30, 2019 and September 30, 2018.

(Millions of dollars)	Quarter Ended September 30, 2019
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$760	$474	$523	$—	$52	$1,809	26%
On-Site	676	345	497	—	—	1,518	22%
Packaged Gas	1,303	815	400	—	7	2,525	36%
Other	32	—	48	641	427	1,148	16%
	$2,771	$1,634	$1,468	$641	$486	$7,000	100%

(Millions of dollars)	Quarter Ended September 30, 2018
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$690	$147	$155	$—	$30	$1,022	34%
On-Site	585	81	240	—	—	906	30%
Packaged Gas	581	187	51	—	—	819	27%
Other	9	—	1	—	251	261	9%
	$1,865	$415	$447	$—	$281	$3,008	100%

(Millions of dollars)	Nine Months Ended September 30, 2019
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$2,199	$1,377	$1,571	$—	$136	$5,283	25%
On-Site	2,078	1,077	1,561	—	—	4,716	22%
Packaged Gas	3,905	2,531	1,179	—	13	7,628	36%
Other	74	4	122	2,029	1,292	3,521	17%
	$8,256	$4,989	$4,433	$2,029	$1,441	$21,148	100%

(Millions of dollars)	Nine Months Ended September 30, 2018
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$2,065	$447	$450	$—	$92	$3,054	34%
On-Site	1,720	240	732	—	—	2,692	30%
Packaged Gas	1,773	573	156	—	—	2,502	27%
Other	22	5	4	—	756	787	9%
	$5,580	$1,265	$1,342	$—	$848	$9,035	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. The company estimates the consideration related to minimum purchase requirements is approximately $46 billion. This amount excludes all sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next five years and the remaining thereafter.

16. Leases
In the normal course of its business, Linde enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Total lease and rental expenses related to operating lease right of use assets for the quarter and nine months ended September 30, 2019 was $86 million and $268 million, respectively. Operating leases costs are included in selling, general and administrative expenses and cost of sales, exclusive of depreciation and amortization. The related assets and obligations are included in other long term assets and other current liabilities and other long term liabilities, respectively. Total lease and rental expenses related to finance lease right of use assets for the quarter and nine months ended September 30, 2019 were $8 million and $21 million, respectively and the costs are included in depreciation and amortization, and interest. Related assets and obligations are included in property, plant and equipment - net and debt, respectively. Linde includes renewal options that are reasonably certain to be exercised as part of the lease term. Operating and financing lease expenses above include short term and variable lease costs which are immaterial.

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

Gains and losses on sale and leaseback transactions were immaterial. Operating cash flows used for operating leases for the quarter and nine months ended September 30, 2019 were $82 million and $252 million respectively. Cash flows used for finance leases for the same period were immaterial.

Supplemental balance sheet information related to leases is as follows:

(Millions of dollars)	September 30, 2019
Operating leases
Operating lease right-of-use assets	$997

Other current liabilities	252
Other long-term liabilities	703
Total operating lease liabilities	$955

Finance leases
Finance lease right-of-use assets	$132

Current portion of long-term debt	30
Long-term debt	107
Total finance lease liabilities	$137

Supplemental operating lease information:

September 30, 2019
Weighted average lease term (years)	7 years
Weighted average discount rate	2.92%

Future operating and financing lease payments as of September 30, 2019 are as follows (millions of dollars):

Period	Operating Leases	Finance Leases
Remaining 2019	$76	$9
2020	255	31
2021	193	26
2022	151	22
2023	103	14
Thereafter	285	73
Total future undiscounted lease payments	$1,063	$175
Less imputed interest	(108)	(38)
Total reported lease liability	$955	$137

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

Additionally, to satisfy regulatory requirements in other jurisdictions, Praxair agreed to sell certain operations in Chile, China, India and South Korea. The Chilean business was sold as part of the Linde AG Americas SPA (as defined below), the select Indian assets were sold in July 2019, and other sales are expected later in 2019 and 2020. Effective October 22, 2018, the date of final regulatory approvals, these businesses have been accounted for as assets held for sale on the condensed consolidated balance sheets. These businesses were evaluated for discontinued operations accounting treatment under U.S. GAAP and it was determined that they did not meet the definition of a discontinued operation as these transactions did not represent a strategic shift with a major effect, after considering the impact of the merger.

The sale of the select Indian assets was completed on July 12, 2019 with a sale price of $218 million and resulted in a gain of $164 million recognized in "Net gain on sale of businesses" in the consolidated statement of income.

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

Additionally, on April 30, 2019, Linde completed the sale of selected assets of Linde Korea to IMM Private Equity Inc., to satisfy requirements of the Korea Fair Trade Commission. The assets divested include bulk and on-site business in Giheung, Pohang and Seosansites as well as oxygen and nitrogen on-site generators. The sale price of $1.2 billion is subject to customary adjustments.

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

Millions of dollars	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
Net sales	$10	$440
Cost of sales	4	246
Other operating costs	—	43
Operating profit	$6	$151
Income from equity investments	3	7
Income taxes	2	53
Income from discontinued operations, net of tax	$7	$105
Noncontrolling interests	—	(7)
Income from discontinued operations, net of tax and noncontrolling interests	$7	$98

For the quarter and nine months ended September 30, 2019 there were no material amounts of depreciation, amortization, capital expenditures, or significant operating or investing non-cash items related to discontinued operations.

Net Assets Held for Sale

Net assets held for sale includes both the Linde AG merger-related divestitures that meet the criteria for discontinued operations and the Praxair merger-related divestitures that do not. As of September 30, 2019 and December 31, 2018, the following assets and liabilities are reported as components of the net assets held for sale in the condensed consolidated balance sheets:

Millions of dollars	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$3	$182
Accounts receivable – net	26	297
Inventories	1	209
Prepaid and other current assets	1	54
Property, plant and equipment – net	38	2,005
Other Assets	40	187
Asset adjustments for estimated fair value (Note 4)	123	2,564
Total Assets Classified as Assets Held for Sale	$232	$5,498
Liabilities
Accounts payable	4	125
Deferred credits	4	206
Other liabilities	1	437
Total Liabilities Classified as Assets Held for Sale	9	768
Net Assets Classified as Held for Sale	$223	$4,730

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

In connection with the business combination, the company, Praxair and Linde AG, entered into various agreements with regulatory authorities to satisfy anti-trust requirements to secure approval to consummate the business combination. These agreements required the sale of the majority of Praxair’s European businesses (completed on December 3, 2018), a significant portion of Linde AG’s Americas business (completed on March 1, 2019), select assets of Linde AG's South Korean industrial gases business (completed April 30, 2019), select assets of Praxair's Indian industrial gases business (completed July 12, 2019), as well as certain divestitures of other Praxair and Linde AG businesses in Asia that are currently expected to be sold later in 2019 and 2020 (collectively, the “merger-related divestitures”). In the consolidated financial statements included in Item I, Praxair’s merger-related divestitures are included in the results of operations until sold and Linde AG’s merger-related divestitures are accounted for as discontinued operations. See Notes 1 and 17 to the condensed consolidated financial statements included in Item I for additional information relating to merger-related divestitures.

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

Items Affecting Comparability
Because Praxair and Linde AG combined their respective businesses effective with the merger date of October 31, 2018, the quarter  and nine months ended September 30, 2019 reflect the results and cash flows of the combined business, while the quarter and nine months ended September 30, 2018 include only Praxair. Due to the size of Linde AG’s businesses prior to the merger, the reported results for 2019 and 2018 quarters are not comparable. The balance sheets at September 30, 2019 and December 31, 2018 are comparable because both periods reflect the merger.

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
Consolidated Results
The following table provides summary information for the quarter and nine months ended September 30, 2019 and 2018. The reported amounts are GAAP amounts from the Consolidated Statement of Operations. The pro forma and adjusted pro forma amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Reported Amounts (GAAP)			Pro Forma Amounts (a)
	Quarter Ended September 30,			Quarter Ended September 30,
(Millions of dollars, except per share data)	2019	2018	Variance	2019	2018	Variance
Sales	$7,000	$3,008	133%	$6,993	$6,942	1%
Cost of sales, exclusive of depreciation and amortization	4,061	1,698	139%	4,054	4,176	(3)%
Selling, general and administrative	850	294	189%	850	881	(4)%
As a percent of sales	12.1%	9.8%		12.2%	12.7%
Depreciation and amortization	1,095	306	258%	1,095	1,262	(13)%
Cost reduction programs and other charges (b)	125	31		106	12
Net gain on sale of businesses	164	—		—	—
Operating profit	1,000	669	49%	855	617	39%
Operating margin	14.3%	22.2%		12.2%	8.9%
Interest expense - net	(3)	40	(108)%	(3)	47	(106)%
Net pension and OPEB cost (benefit), excluding service cost	2	6	(67)%	(38)	(34)	12%
Effective tax rate	29.8%	25.0%		27.1%	27.3%
Income from equity investments	28	13	115%	28	14	100%
Noncontrolling interests from continuing operations	(3)	(19)	(84)%	(3)	3	(200)%
Income from continuing operations	$728	$461	58%	$678	$456	49%
Diluted earnings per share from continuing operations	$1.34	$1.58	(15)%	$1.25	$0.82	52%
Diluted shares outstanding	543,616	291,513	86%	543,616	555,151	(2)%
Number of employees	80,204	26,714
				Adjusted Pro forma Amounts (c)
Operating profit				$1,384	$1,188	16%
Operating margin				19.8%	17.1%
Income from continuing operations				$1,052	$850	24%
Diluted earnings per share from continuing operations				$1.94	$1.54	26%

Other Financial Data (c)
EBITDA and pro forma EBITDA from continuing operations	$2,123	$988	115%	$1,978	$1,893	4%
As percent of sales	30.3%	32.8%		28.3%	27.3%
Adjusted pro forma EBITDA from continuing operations				$2,099	$1,921	9%
As percent of sales				30.0%	27.7%

	Reported Amounts (GAAP)			Pro Forma Amounts (a)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(Millions of dollars, except per share data)	2019	2018	Variance	2019	2018	Variance
Sales	$21,148	$9,035	134%	$21,086	$21,061	—%
Cost of sales, exclusive of depreciation and amortization	12,457	5,065	146%	12,399	12,630	(2)%
Selling, general and administrative	2,613	911	187%	2,612	2,738	(5)%
As a percent of sales	12.4%	10.1%		12.4%	13.0%
Depreciation and amortization	3,513	928	279%	3,513	3,727	(6)%
Cost reduction programs and other charges (b)	355	74		215	12
Net gain on sale of businesses	164	—		—	—
Other income (expense) - net	39	25		39	229
Operating profit	2,278	2,011	13%	2,251	2,034	11%
Operating margin	10.8%	22.3%		10.7%	9.7%
Interest expense - net	30	130	(77)%	30	154	(81)%
Net pension and OPEB cost (benefit), excluding service cost	(7)	10	(170)%	(98)	(137)	(28)%
Effective tax rate	26.9%	24.7%		24.9%	26.4%
Income from equity investments	90	42	114%	90	40	125%
Noncontrolling interests from continuing operations	(62)	(48)		(62)	(3)
Income from continuing operations	$1,676	$1,403	19%	$1,770	$1,522	16%
Diluted earnings per share from continuing operations	$3.07	$4.82	(36)%	$3.25	$2.74	19%
Diluted shares outstanding	546,507	291,275	88%	546,507	555,151	(2)%
Number of employees	80,204	26,714
				Adjusted Pro forma Amounts (c)
Operating profit				$3,925	$3,640	8%
Operating margin				18.6%	17.3%
Income from continuing operations				$2,979	$2,592	15%
Diluted earnings per share from continuing operations				$5.46	$4.68	17%

Other Financial Data (c)
EBITDA and pro forma EBITDA from continuing operations	$5,881	$2,981	97%	$5,854	$5,801	1%
As percent of sales	27.8%	33.0%		27.8%	27.5%
Adjusted pro forma EBITDA from continuing operations				$6,112	$5,780	6%
As percent of sales				29.0%	27.4%

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

Reported
In the third quarter of 2019, Linde's reported sales were $7,000 million, 133% above the prior year primarily due to the merger. Reported operating profit for the third quarter of 2019 of $1,000 million, or 14.3% of sales, was 49% above the prior year primarily due to the merger and related purchase accounting impacts and a net gain on the sale of merger-related divestitures. The reported EBITDA margin was 30.3% for the 2019 third quarter versus 32.8% in the 2018 quarter; the decrease is due to the merger. The reported effective tax rate ("ETR") was 29.8% in the third quarter 2019 versus 25.0% in the 2018 quarter due primarily to the merger. Diluted earnings per share from continuing operations ("EPS") was $1.34, or 15% below reported EPS of $1.58 in the third quarter of 2018 primarily due to higher diluted shares outstanding partially offset by higher income from continuing operations, including purchase accounting impacts, both as a result of the merger.

Pro forma and Adjusted pro forma
In the third quarter of 2019, Linde's pro forma sales were $6,993 million, 1% above the prior year as growth from higher volumes, price and the impact from acquisitions was partially offset by unfavorable currency translation and lower cost pass through. Pro forma operating profit was $855 million, 12.2% of sales and 39% higher than the pro forma prior-year quarter. Both periods included the impact of purchase accounting and other charges. Excluding these items, adjusted pro forma operating profit was $1,384 million, 19.8% of sales and 16% above the 2018 adjusted pro forma third quarter. The company's pro forma EBITDA margin was 28.3% for the 2019 third quarter versus 27.3% in the 2018 period; and adjusted pro forma EBITDA margin was 30.0% for the third quarter 2019 versus 27.7% in the 2018 quarter. The pro forma ETR was 27.1% in the third quarter 2019 versus 27.3% in the 2018 quarter while adjusted pro forma ETR was 24.8% in the third quarter of 2019 versus 25.6% in the third quarter of 2018. On an adjusted pro forma basis, EPS was $1.94, 26.0% above the 2018 adjusted pro forma EPS of $1.54, driven by higher adjusted pro forma income from continuing operations.
Outlook

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Linde believes that its sale of gas project backlog is one indicator of future sales growth. At September 30, 2019, Linde’s sale of gas backlog was $4.7 billion. APAC and Americas represent 62% percent and 31% percent of the backlog, respectively, with the remaining backlog in EMEA. This represents the total estimated capital cost of large plants under construction. These plants will primarily supply customers in the electronics, chemicals and energy end-markets.

Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended September 30, 2019 vs. 2018		Nine Months Ended September 30, 2019 vs. 2018
	% Change		% Change
	Reported	Pro forma	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume	1%	2%	1%	2%
Price/Mix	3%	2%	3%	2%
Cost pass-through	(1)%	(1)%	(1)%	—%
Currency	(1)%	(3)%	(2)%	(4)%
Acquisitions/divestitures	131%	1%	133%	—%
	133%	1%	134%	—%

Sales
Reported sales increased $3,992 million, or 133%, for the third quarter and increased $12,113 million, or 134% for the nine months ended September 30, 2019 primarily due to the merger. On a pro forma basis sales increased $51 million for the third quarter and increased $25 million for the nine months ended September 30, 2019 compared to the 2018 period.

On a reported basis, sales increased 133% and 134%, for the quarter and nine months ended September 30, 2019, respectively, primarily due to the merger. Volume increased sales by 1% in the quarter and 1% for the nine month period primarily driven by higher volumes in the APAC segment, including new project start-ups. Higher pricing across all geographic segments contributed 3% to sales in the quarter and year to date periods. Currency translation decreased sales by 1% in the quarter and 2% for the nine month period driven by the weakening of the Brazilian real, Argentine peso, Canadian dollar and Chinese yuan against the U.S. dollar.

On a pro forma basis, sales increased 1% for the quarter and were relatively flat for the nine months ended September 30, 2019. Higher volumes contributed 2% to sales in both the quarter and year-to-date periods. Volume growth in the quarter was primarily driven by higher base volumes in the Americas segment. Year-to-date volume growth was driven by higher volumes in the Americas and APAC segments, including new project start-ups. Higher pricing across the gases segments contributed 2% to sales in both the quarter and year-to-date periods. Unfavorable currency translation, primarily driven by the weakening of the Euro, British pound, Chinese yuan and Australian dollar decreased sales by 3% in the quarter and 4% for the year-to-date period.

Cost of sales, exclusive of depreciation and amortization
Reported cost of sales, exclusive of depreciation and amortization increased $2,363 million, or 139%, for the third quarter and increased $7,392 million, or 146% for the nine months ended September 30, 2019 primarily due to the merger.

On a pro forma basis cost of sales, exclusive of depreciation and amortization decreased $122 million for the third quarter and decreased $231 million for the nine months ended September 30, 2019 compared to the 2018 period. Pro forma cost of sales, exclusive of depreciation and amortization was 58.0% and 58.8% of sales in the quarter and nine month periods of 2019 versus 60.2% and 60.0% of sales in the quarter and nine month periods of 2018. The decrease as a percentage of sales in both the quarter and nine month periods was due primarily to higher pricing.

Selling, general and administrative expenses
Reported selling, general and administrative expense ("SG&A") increased $556 million, or 189%, for the third quarter of 2019 and increased $1,702 million, or 187%, for the nine months ended September 30, 2019, primarily due to the merger. On a pro forma basis, SG&A decreased $31 million, or 4%, for the third quarter of 2019 and decreased $126 million, or 5%, versus the 2018 period.

On a reported basis, SG&A increased 189% and 187%, respectively, for the quarter and nine month periods ended September 30, 2019 primarily due to the merger. SG&A was 12.1% and 12.4% of sales in the quarter and nine month periods of 2019 versus 9.8% and 10.1% of sales in the quarter and nine month periods of 2018, primarily due to the merger.

On a pro forma basis, SG&A decreased 4% and 5%, respectively, for the quarter and nine month period ended September 30, 2019. SG&A was 12.2% and 12.4% of sales in the quarter and nine month periods of 2019 versus 12.7% and 13.0% of sales in the quarter and nine month periods of 2018. Currency impacts decreased SG&A by approximately $26 million in the quarter and $109 million in the nine month period. Excluding currency impacts, underlying SG&A decreased in both periods driven by cost reduction actions and productivity improvements which also drove the improvement of SG&A as a percentage of sales in both periods.

Depreciation and amortization
Reported depreciation and amortization expense increased $789 million, or 258%, for the third quarter 2019 and increased $2,585 million or 279% for the nine months ended September 30, 2019 primarily due to the merger including $423 million and $1,459 million in the quarter and nine month periods, respectively, of purchase accounting impacts related to the amortization of the fair value of fixed assets and intangible assets acquired in the merger.

On pro forma basis depreciation and amortization decreased $167 million, or 13%, for the third quarter 2019 and decreased $214 million, or 6%, for the nine months ended September 30, 2019. Currency movements decreased depreciation and amortization by approximately $38 million and $148 million for the quarter and year-to-date periods, respectively. Excluding currency effects, depreciation and amortization expense decreased approximately $129 million and $66 million for the quarter and year-to-date periods, respectively, primarily driven by measurement period adjustments recognized in the third quarter 2019 (see Note 4 to the condensed consolidated financial statements), partially offset by large project start-ups.

Cost reduction programs and other charges
Linde recorded cost reduction programs and other charges of $125 million and $31 million for the third quarter 2019 and 2018, respectively, and $355 million and $74 million for the nine months ended September 30, 2019 and 2018, respectively, primarily related to merger and synergy-related costs and an asset impairment in the third quarter 2019 of approximately $73 million related to a joint venture in APAC resulting from an unfavorable arbitration ruling (see Note 3 to the condensed consolidated financial statements).

On an adjusted pro forma basis, these costs have been eliminated in both periods.

Operating profit
Reported operating profit increased $331 million, or 49%, for the third quarter of 2019 and increased $267 million, or 13%, for the nine months ended September 30, 2019 primarily due to the merger, including purchase accounting impacts and a gain on merger-related divestitures. On an adjusted pro forma basis operating profit increased $196 million, or 16%, for the third quarter of 2019 and increased $285 million, or 8%, versus the respective 2018 periods.

On a reported basis, operating profit increased $331 million, or 49%. The third quarter 2019 included Linde AG's operating results and a gain on merger-related divestitures of $164 million which were offset by $423 million of purchase accounting charges primarily for additional depreciation and amortization, and $125 million in cost reduction program and other charges. The third quarter 2018 included $31 million of merger-related charges. On a reported basis, operating profit increased $267 million in the nine mont

h period ended September 30, 2019. The nine month period included Linde AG's operating results and a gain on merger-related divestitures which were partially offset by $1,459 million of purchase accounting charges primarily for additional depreciation and amortization, and $355 million in cost reduction program and other charges. The nine month period of 2018 included $74 million of merger-related charges. Excluding these impacts in both the quarter and year-to-date periods, operating profit increased as the impacts of higher pricing and volumes were partially offset by unfavorable currency impacts and cost inflation. A discussion of operating profit by segment is included in the segment discussion that follows.

On an adjusted pro forma basis, which excludes the impacts of purchase accounting, cost reduction programs and other charges and net gains related to Linde AG's sale of assets and merger-related divestitures, operating profit increased $196 million in the quarter and $285 million in the year-to-date period. Higher price, volumes and productivity increased operating profit during both the quarter and nine months ended September 30, 2019, which was partially offset by unfavorable currency impacts and cost inflation.

Interest expense - net
Reported interest expense - net decreased $43 million, or 108%, for the third quarter, and decreased $100 million, or 77%, for the nine months ended September 30, 2019. On an adjusted pro forma basis interest expense decreased $53 million, or 74%, for the third quarter and $125 million, or 55%, year to date versus the respective 2018 periods.

On a reported basis, interest expense - net decreased $43 million and $100 million in the quarter and year-to-date periods, respectively, and included a decrease of $22 million in the quarter and $74 million in the year-to-date period related to purchase accounting impacts on the fair value of debt acquired in the merger. Excluding this purchase accounting impact, reported interest expense decreased $21 million and $26 million in the quarter and year-to-date periods as interest on debt acquired in the merger was more than offset by higher interest income.

On an adjusted pro forma basis, interest expense - net decreased $53 million and $125 million for the quarter and nine months ended September 30, 2019, respectively, primarily due to lower debt levels and higher interest income.

Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost decreased $4 million for the third quarter and $17 million year to date versus the respective 2018 periods and included a pension settlement charge of $40 million in a U.S. qualified plan triggered by merger-related divestitures (see Note 11 to the condensed consolidated financial statements). The year-to-date 2019 period also included a net $10 million charge for termination benefits in connection with a defined benefit pension plan freeze and the impact of a $51 million charge related to the settlement of a U.S. non-qualified plan. Excluding the impact of these charges, net pension and OPEB cost (benefit), excluding service cost decreased $44 million and $118 million in the quarter and year-to-date periods, respectively, primarily due to the impact of pension and OPEB plans acquired in the merger.

On an adjusted pro forma basis, net pension and OPEB (benefit), excluding service cost was flat for the third quarter and decreased $33 million or 23%, year to date versus the respective 2018 periods.

Effective tax rate
The reported effective tax rate ("ETR") for the third quarter 2019 and nine months ended September 30, 2019 was 29.8% and 26.9% which was 25.0% and 24.7% year to date with the respective 2018 periods.

On an adjusted pro forma basis, the ETR for the third quarter of 2019 and 2018 was 24.8% and 25.6%, respectively.

Income from equity investments
Reported income from equity investments for the third quarters of 2019 and 2018 was $28 million and $13 million, respectively. Income from equity investments for the nine months ended September 30, 2019 and 2018 was $90 million and $42 million related largely to investments in APAC and EMEA. This increase is primarily related to the merger.

On an adjusted pro forma basis, income from equity investments for the third quarters of 2019 and 2018 was $43 million and $30 million, respectively. For the nine months ended September 30, 2019 and 2018, income from equity investments was $133 million and $88 million, respectively. The increase is primarily related to increased earnings from equity investments.

Noncontrolling interests from continuing operations
At September 30, 2019, noncontrolling interests from continuing operations consisted primarily of non-controlling shareholders' investments in APAC (primarily China) and surface technologies.

Reported noncontrolling interests from continuing operations decreased $16 million and increased $14 million for the third quarter and nine months ended September 30, 2019 versus the respective 2018 periods, primarily driven by the noncontrolling interest impact of $33 million for an asset impairment charge in the third quarter 2019 related to a joint venture in APAC (see Note 3 to the condensed consolidated financial statements).

On an adjusted pro forma basis, noncontrolling interests from continuing operations increased $7 million and $8 million for the third quarter and nine months ended September 30, 2019, respectively, driven by higher income from continuing operations.

Income from continuing operations
Reported income from continuing operations increased $267 million, or 58%, for the third quarter 2019 versus the 2018 period and increased $273 million, or 19%, for the nine months ended September 30, 2019, primarily due to higher operating profit. Other impacts related to interest - net; net pension and OPEB cost (benefit), excluding service cost; income taxes; income from equity investments; and noncontrolling interests largely offset in total.

On an adjusted pro forma basis, which excludes the impacts of purchase accounting and other non-GAAP adjustments, income from continuing operations increased $202 million, or 24%, and $387 million, or 15%, for the quarter and year to date periods ended September 30, 2019, respectively, primarily due to higher adjusted pro forma operating profit, lower adjusted pro forma interest expense-net, lower adjusted pro forma ETR, and higher adjusted pro forma income from equity investments.

Diluted earnings per share from continuing operations
Reported diluted earnings per share from continuing operations decreased $0.24, or 15%, for the third quarter 2019 and decreased $1.75, or 36%, for the year-to-date period versus the comparable 2018 period, primarily due to higher diluted shares outstanding as a result of the merger partially offset by higher income from continuing operations, including purchase accounting impacts.

On an adjusted pro forma basis, diluted EPS of $1.94 and $5.46 for the third quarter and nine months ended September 30, 2019 increased 26% and 17%, respectively, versus the respective 2018 periods primarily due to higher adjusted pro forma income from continuing operations and lower diluted shares outstanding.

Employees
The number of employees at September 30, 2019 was 80,204, an increase of 53,490 employees from September 30, 2018 primarily driven by an increase of approximately 56,000 related to the merger partially offset by decreases from merger-related divestitures and cost reduction actions.

Other Financial Data

EBITDA increased to $2,123 million and $5,881 million for the third quarter 2019 and nine months ended September 30, 2019, respectively from $988 million and $2,981 million in the respective 2018 periods primarily due to the merger.

Adjusted pro forma EBITDA from continuing operations increased to $2,099 million and $6,112 million for the third quarter 2019 and nine months ended September 30, 2019, respectively as compared to $1,921 million and $5,780 million for the respective 2018 periods primarily due to higher income from continuing operations plus depreciation and amortization versus the prior year period.

See the "Supplemental Pro Forma Income Statement Information" for pro forma amounts and "Non-GAAP Reconciliations" for adjusted pro forma amounts sections below for definitions and reconciliations of these pro forma and adjusted pro forma non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)

Other comprehensive loss for the third quarter of 2019 and nine months ended September 30, 2019 of $1,273 million and $1,282 million resulted primarily from negative currency translation adjustments of $1,189 million during the quarter. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. The reported amounts are GAAP amounts from the Condensed Consolidated Statement of Operations. The pro forma amounts have been prepared on a basis consistent with Article 11 of Regulation S-X, assuming the merger and merger-related divestitures had been consummated on January 1, 2018 and are intended to supplement investors' understanding of the of the company's financial information on a comparable basis and are not a substitute for GAAP amounts. See previous section of the MD&A labeled "Merger of Praxair, Inc. and Linde AG" for a summary of the merger transaction and later MD&A sections labeled "Pro Forma Income Statement Information" and "Non-GAAP Measures and Reconciliations" :

	Reported			Pro forma
	Quarter ended September 30,			Quarter ended September 30,
(Millions of dollars)	2019	2018*	%	2019	2018*	%
SALES
Americas	$2,771	$1,865	49%	$2,771	$2,627	5%
EMEA	1,634	415	294%	1,634	1,695	(4)%
APAC	1,468	447	228%	1,461	1,539	(5)%
Engineering	641	—	100%	641	635	1%
Other	486	281	73%	486	446	9%
	$7,000	$3,008	133%	$6,993	$6,942	1%
SEGMENT OPERATING PROFIT
Americas	$671	$498	35%	$671	$622	8%
EMEA	335	87	285%	335	308	9%
APAC	310	108	187%	308	256	20%
Engineering	120	—	100%	120	69	74%
Other	(50)	7	n/m	(50)	(67)	(25)%
Segment operating profit	$1,386	$700	98%	$1,384	$1,188	16%
Reconciliation to reported operating profit:
Cost reduction programs and other charges (Note 3)	(125)	(31)
Net gain on sale of businesses	164	—
Purchase accounting impacts - Linde AG	(425)	—
Total operating profit	$1,000	$669

	Reported			Pro forma
	For the nine months ended September 30,			For the nine months ended September 30,
(Millions of dollars)	2019	2018*	%	2019	2018*	%
SALES
Americas	$8,256	$5,580	48%	$8,252	$7,855	5%
EMEA	4,989	1,265	294%	4,989	5,287	(6)%
APAC	4,433	1,342	230%	4,376	4,503	(3)%
Engineering	2,029	—	100%	2,029	2,076	(2)%
Other	1,441	848	70%	1,440	1,340	7%
	$21,148	$9,035	134%	$21,086	$21,061	—%
SEGMENT OPERATING PROFIT
Americas	$1,902	$1,491	28%	$1,901	$1,824	4%
EMEA	1,014	267	280%	1,014	1,048	(3)%
APAC	898	322	179%	885	783	13%
Engineering	297	—	100%	297	208	43%
Other	(171)	5	n/m	(172)	(223)	(23)%
Segment operating profit	$3,940	$2,085	89%	$3,925	$3,640	8%
Reconciliation to reported operating profit:
Cost reduction programs and other charges (Note 3)	(355)	(74)
Net gain on sale of businesses	164	—
Purchase accounting impacts - Linde AG	(1,471)	—
Total operating profit	$2,278	$2,011

* 2018 segment operating profit has been recast to conform with current year presentation as a result of new segments. See Notes 1 and 13 to the condensed consolidated financial statements.

Americas

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2019	2018	Variance	2019	2018	Variance
Reported sales	$2,771	$1,865	49%	$8,256	$5,580	48%
Pro forma sales	$2,771	$2,627	5%	$8,252	$7,855	5%

Reported operating profit	$671	$498	35%	$1,902	$1,491	28%
As a percent of sales	24.2%	26.7%		23.0%	26.7%
Pro forma operating profit	$671	$622	8%	$1,901	$1,824	4%
As a percent of sales	24.2%	23.7%		23.0%	23.2%

	Quarter Ended September 30, 2019 vs. 2018		Nine Months Ended September 30, 2019 vs. 2018
	% Change		% Change
	Reported	Pro forma	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume	—%	2%	—%	2%
Price/Mix	4%	3%	3%	3%
Cost pass-through	(2)%	(1)%	(1)%	—%
Currency	(1)%	(1)%	(2)%	(2)%
Acquisitions/divestitures	48%	2%	48%	2%
	49%	5%	48%	5%

The Americas segment includes Linde's industrial gases operations in approximately 20 Americas countries including the United States, Canada, Mexico and Brazil.

Sales
Reported sales for the Americas segment increased $906 million, or 49%, for the third quarter and increased $2,676 million, or 48%, for the nine months ended September 30, 2019 versus the respective 2018 periods, primarily due to the merger. On a pro forma basis, sales increased $144 million, or 5%, for the third quarter and $397 million, or 5%, for the nine months ended September 30, 2019 versus the respective 2018 periods.

On a reported basis, sales increased 49% in the quarter and 48% in the year-to-date period primarily due to the merger. Higher pricing contributed 4% and 3% to sales in the quarter and year-to-date periods, respectively. Currency translation decreased sales by 1% and 2% in the quarter and year-to-date periods, respectively, primarily driven by the weakening of the Brazilian real, Argentine peso and Canadian dollar against the U.S. Dollar.

On a pro forma basis, volume growth contributed 2% to sales in both the quarter and year-to-date periods primarily driven by base volume growth in the United States and South America. Project start-ups in the United States Gulf Coast also contributed to the year-to-date period. Higher pricing contributed 3% in the quarter and year-to-date periods. Currency translation decreased sales by 1% and 2% in the quarter and year-to-date periods, respectively. Acquisitions and divestitures increased sales by 2% in both the quarter and year-to-date periods, related primarily to acquisitions in North America. Lower cost pass-through decreased sales by 1% in the quarter with minimal impact on operating profit.

Operating profit
Reported operating profit in the Americas segment increased $173 million, or 35%, in the third quarter and increased $411 million, or 28%, for the nine months ended September 30, 2019 versus the respective 2018 periods, due primarily to the merger. On a pro forma basis, operating profit increased $49 million, or 8%, for the third quarter 2019 and increased $77 million or 4%, for the nine months ended September 30, 2019 versus the respective 2018 periods.

On a reported basis, operating profit increased 35% in the quarter and 28% for the year-to-date period largely driven by the merger and higher pricing, partially offset by unfavorable currency translation impacts of 1% and 3% for the quarter and year-to-date periods, respectively. The 2018 year-to-date period also included net gains on asset disposals of $13 million.

Pro forma operating profit in the Americas segment increased $49 million, or 8%, in the third quarter 2019 versus the 2018 period. Operating profit growth from higher volumes, higher price and acquisitions was partially offset by unfavorable currency translation impacts of 1% and 2% in the quarter and year-to-date periods, respectively. The 2018 year-to-date period also included net gains on asset disposals of approximately $20 million.

EMEA

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2019	2018	Variance	2019	2018	Variance
Reported sales	$1,634	$415	294%	$4,989	$1,265	294%
Pro forma sales	$1,634	$1,695	(4)%	$4,989	$5,287	(6)%

Reported operating profit	$335	$87	285%	$1,014	$267	280%
As a percent of sales	20.5%	21.0%		20.3%	21.1%
Pro forma operating profit	$335	$308	9%	$1,014	$1,048	(3)%
As a percent of sales	20.5%	18.2%		20.3%	19.8%

	Quarter Ended September 30, 2019 vs. 2018		Nine Months Ended September 30, 2019 vs. 2018
	% Change		% Change
	Reported	Pro forma	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume	—%	—%	—%	—%
Price/Mix	—%	2%	—%	2%
Cost pass-through	—%	(1)%	—%	—%
Currency	—%	(5)%	—%	(7)%
Acquisitions/divestitures	294%	—%	294%	(1)%
	294%	(4)%	294%	(6)%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom.

Sales
On a reported basis, EMEA segment sales increased by $1,219 million, or 294%, in the third quarter and increased $3,724 million or 294%, in the nine months ended September 30, 2019 as compared to the respective 2018 periods, primarily due to the merger. On a pro forma basis, sales decreased $61 million, or 4%, for the third quarter and decreased $298 million, or 6%, in the nine months ended September 30, 2019 versus the respective 2018 periods.

On a reported basis, sales increased 294% in both the quarter and year-to-date periods driven by the net impact of the merger with Linde AG and the related divestiture of Praxair's European gases business in the fourth quarter of 2018.

On a pro forma basis, sales decreased 4% and 6% in the quarter and year-to-date periods, respectively, primarily driven by unfavorable currency translation due to the weakening of the Euro, British pound and South African rand against the U.S. Dollar. Higher price increased sales by 2% for both the quarter and year-to-date periods. Lower cost pass-through decreased sales by 1% for the quarter with minimal impact on operating profit. Acquisitions and divestitures decreased sales by 1% in the year-to-date period.

Operating profit
On a reported basis, operating profit for the EMEA segment increased by $248 million, or 285%, in the third quarter of 2019, and increased $747 million, or 280%, as compared to the respective 2018 periods. On a pro forma basis, operating profit increased $27 million, or 9%, in the third quarter and decreased $34 million, or 3%, in the nine months ended September 30, 2019 versus the respective 2018 periods.

On a reported basis, operating profit increased 285% and 280% in the quarter and year-to-date periods, respectively, driven by the net impact of the merger with Linde AG and the related divestiture of Praxair's European gases business in the fourth quarter of 2018.

On a pro forma basis, operating profit increased 9% and decreased 3% in the quarter and year-to-date periods, respectively. In the quarter, higher pricing and lower costs more than offset the impact of unfavorable currency translation which decreased operating profit by 5%. In the year-to-date period, unfavorable currency translation decreased sales by 7%. Higher pricing increased operating profit but was mostly offset by cost inflation.

APAC

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2019	2018	Variance	2019	2018	Variance
Reported sales	$1,468	$447	228%	$4,433	$1,342	230%
Pro forma sales	$1,461	$1,539	(5)%	$4,376	$4,503	(3)%

Reported operating profit	$310	$108	187%	$898	$322	179%
As a percent of sales	21.1%	24.2%		20.3%	24.0%
Pro forma operating profit	$308	$256	20%	$885	$783	13%
As a percent of sales	21.1%	16.6%		20.2%	17.4%

	Quarter Ended September 30, 2019 vs. 2018		Nine Months Ended September 30, 2019 vs. 2018
	% Change		% Change
	Reported	Pro forma	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume/Equipment	2%	(1)%	7%	2%
Price/Mix	1%	1%	2%	2%
Cost pass-through	—%	(2)%	—%	(1)%
Currency	(2)%	(3)%	(4)%	(5)%
Acquisitions/divestitures	227%	—%	225%	(1)%
	228%	(5)%	230%	(3)%

The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, South Korea and Taiwan.
Sales
Reported sales for the APAC segment increased $1,021 million, or 228%, for the third quarter and increased $3,091 million, or 230%, for the nine months ended September 30, 2019 versus the respective 2018 periods. On a pro forma basis, sales decreased $78 million, or 5%, for the third quarter and decreased $127 million, or 3%, for the nine months ended September 30, 2019 versus the respective 2018 periods.
On a reported basis, sales increased 228% and 230% for the quarter and nine months ended September 30, 2019, respectively, driven primarily by the merger. Unfavorable currency translation decreased sales by 2% and 4% in quarter and year-to-date periods, respectively, driven primarily by the weakening of the Chinese yuan, Korean won and India rupee against the U.S. Dollar. Excluding the impacts of the merger and currency, sales increased 3% in the quarter and 9% in the year-to-date periods, respectively, driven by higher base volumes and new project start-ups and higher price.

On a pro forma basis, sales decreased 5% and 3% for the quarter and year-to-date periods, respectively. In the quarter, volumes decreased 1% as lower base volumes more than offset the contribution from new project start-ups. In the year-to-date period, volume growth increased sales by 2% primarily driven by higher base volumes and new project start-ups. Higher pricing increased sales by 1% and 2%, for the quarter and year-to-date periods, respectively. Currency translation decreased sales by 3% and 5% for the quarter and year-to-date periods, respectively. Acquisitions and divestitures decreased sales by 1% in the year-to-date period.

Operating profit
Reported operating profit in the APAC segment increased $202 million, or 187%, in the third quarter and increased $576 million, or 179%, for the nine months ended September 30, 2019 versus the respective 2018 periods, due primarily to the merger. On a pro forma basis, operating profit increased $52 million, or 20%, for the third quarter and increased $102 million, or 13%, for the nine months ended September 30, 2019 versus the respective 2018 periods.

On a reported basis, operating profit increased 187% and 179% for the quarter and year-to-date periods, respectively, primarily driven by the merger. Unfavorable currency translation decreased operating profit by 3% and 4% for the quarter and year-to-date periods, respectively. Excluding the merger and currency impacts, operating profit growth was driven by higher price and cost reduction programs.

On a pro forma basis, operating profit increased 20% and 13% in the quarter and year-to-date periods, respectively. Unfavorable currency translation decreased operating profit by 4% and 5% in the quarter and year-to-date periods, respectively. Excluding currency impacts, operating profit growth was driven by higher price and cost reduction programs.
Engineering

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2019	2018	Variance	2019	2018	Variance
Reported sales	$641	$—	100%	$2,029	$—	100%
Pro forma sales	$641	$635	1%	$2,029	$2,076	(2)%

Reported operating profit	$120	$—	100%	$297	$—	100%
As a percent of sales	18.7%	—%		14.6%	—%
Pro forma operating profit	$120	$69	74%	$297	$208	43%
As a percent of sales	18.7%	10.9%		14.6%	10.0%

	Quarter Ended September 30, 2019 vs. 2018		Nine Months Ended September 30, 2019 vs. 2018
	% Change		% Change
	Reported	Pro forma	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume/Price	—%	5%	—%	3%
Currency	—%	(4)%	—%	(5)%
Acquisitions/divestitures	100%	—%	100%	—%
	100%	1%	100%	(2)%
Sales
Reported Engineering segment sales increased $641 million, or 100%, in the third quarter of 2019 and increased $2,029 million, or 100%, in the nine months ended September 30, 2019 as compared to the respective 2018 periods. On a pro forma basis, segment sales increased $6 million, or 1%, in the third quarter of 2019 and decreased $47 million, or 2%, in the nine months ended September 30, 2019 as compared to the respective 2018 periods.
On a reported basis, sales increased 100% in both the quarter and year-to-date periods related to the merger of the Linde Engineering business.

On a pro forma basis, sales increased 1% in the quarter and decreased 2% in the year-to-date period as volume growth in both periods was more than offset by unfavorable currency translation of 4% in the quarter and 5% in the year-to-date period, respectively.
Operating profit

Reported Engineering segment operating profit increased $120 million, or 100%, in the third quarter of 2019 and increased $297 million, or 100%, for the nine months ended September 30, 2019 as compared to the respective 2018 periods. On a pro forma basis, operating profit increased $51 million, or 74%, in the third quarter 2019 and increased $89 million, or 43%, for the nine months ended September 30, 2019 versus the respective 2018 periods.

On a reported basis, operating profit increased 100% in both the quarter and year-to-date periods related to the merger of the Linde Engineering business.

On a pro forma basis, operating profit increased 74% and 43% for the quarter and year-to-date periods, respectively. Unfavorable currency translation decreased operating profit by 4% and 5% in the quarter and year-to-date periods, respectively. Excluding the impact of currency in both periods, operating profit increased driven by timing of project completion, favorable costs and procurement savings.

Other

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2019	2018	Variance	2019	2018	Variance
Reported sales	$486	$281	73%	$1,441	$848	70%
Pro forma sales	$486	$446	9%	$1,440	$1,340	7%

Reported operating profit (loss)	$(50)	$7	n/m	$(171)	$5	n/m
Pro forma operating profit (loss)	$(50)	$(67)	(25)%	$(172)	$(223)	(23)%

	Quarter Ended September 30, 2019 vs. 2018		Nine Months Ended September 30, 2019 vs. 2018
	% Change		% Change
	Reported	Pro forma	Reported	Pro forma
Factors Contributing to Changes - Sales
Volume/Price	8%	14%	10%	13%
Cost pass-through	1%	(1)%	—%	(1)%
Currency	(2)%	(4)%	(2)%	(5)%
Acquisitions/divestitures	66%	—%	62%	—%
	73%	9%	70%	7%

Other consists of corporate costs and a few smaller businesses including: Surface Technologies, GIST, global helium wholesale, and Electronic Materials; which individually do not meet the quantitative thresholds for separate presentation.

Sales
Reported sales for Other increased $205 million, or 73%, for the third quarter 2019 and increased $593 million, or 70%, in the nine months ended September 30, 2019, versus the respective 2018 periods, primarily due to the merger. On a pro forma basis, sales increased $40 million, or 9%, for the third quarter 2019 and increased $100 million, or 7%, for the nine months ended September 30, 2019 versus the respective 2018 periods.

On a reported basis, sales increased 73% and 70% for the quarter and year-to-date periods, respectively, primarily due to the merger which increased sales by 66% for the quarter and 62% for the year-to-date period. Higher volumes and price increased sales by 8% and 10% in the quarter and year-to-date periods, respectively, primarily driven by higher surface technologies volumes to the aerospace and manufacturing end-markets and higher price. Cost pass through increased reported sales by 1% for the quarter with minimal impact on operating profit. Currency translation decreased sales by 2% for both the quarter and year-to-date periods.

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

Operating profit
Reported operating profit in Other decreased $57 million in the third quarter 2019 and decreased $176 million for the nine months ended September 30, 2019 versus the respective 2018 periods, due primarily to the merger. On a pro forma basis, operating loss improved $17 million, or 25%, in the third quarter 2019 and improved $51 million, or 23%, for the nine months ended September 30, 2019 versus the respective 2018 periods.

On a reported basis, operating profit decreased $57 million and $176 million primarily related to the merger as operating profit increases from higher volumes and price were more than offset by the merger of Linde AG corporate.

On a pro forma basis, operating loss improved $17 million and $51 million in the quarter and year-to-date periods, respectively. Higher volumes, helium pricing and cost reduction actions improved operating profit which was partially offset by higher helium sourcing costs.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2019 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2019	2018	2019	2018
Euro	20%	0.89	0.84	0.92	0.87
Chinese yuan	7%	6.86	6.51	7.15	6.88
British pound	6%	0.79	0.74	0.81	0.78
Australian dollar	4%	1.43	1.32	1.48	1.42
Brazilian real	4%	3.88	3.58	4.16	3.87
Korean won	3%	1,161	1,091	1,196	1,111
Canadian dollar	3%	1.33	1.29	1.32	1.36
Mexican peso	2%	19.25	19.00	19.73	19.65
Taiwan dollar	2%	31.04	29.90	31.04	30.55
Indian rupee	2%	70.13	67.07	70.87	69.77

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine months ended September 30,
	2019	2018
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,738	$1,451
Non-cash charges (credits):
Add: Depreciation and amortization	3,513	928
Add: Amortization of merger-related inventory step-up	12	—
Add: Deferred income taxes	(125)	(6)
Add: Share-based compensation	64	40
Add: Cost reduction programs and other charges, net of payments (a)	(356)	35
Net income adjusted for non-cash charges	4,846	2,448
Less: Working capital	(567)	(46)
Less: Contract assets and liabilities, net	(35)	—
Less: Pension contributions	(69)	(17)
Other	(230)	(36)
Net cash provided by operating activities	$3,945	$2,349
INVESTING ACTIVITIES
Capital expenditures	(2,667)	(1,056)
Acquisitions, net of cash acquired	(161)	(6)
Divestitures and asset sales	4,960	77
Net cash provided by (used for) investing activities	$2,132	$(985)
FINANCING ACTIVITIES
Debt increase (decrease) - net	(1,744)	(625)
Issuances (purchases) of common stock - net	(1,874)	68
Cash dividends - Linde plc shareholders	(1,422)	(712)
Noncontrolling interest transactions and other	(3,257)	(33)
Net cash used for financing activities	$(8,297)	$(1,302)

Effect of exchange rate changes on cash and cash equivalents	$(126)	$(79)
Cash and cash equivalents, end-of-period	$2,120	$600

(a) See Note 3 to the condensed consolidated financial statements.
Cash Flow from Operations

Cash provided by operations of $3,945 million for the nine months ended September 30, 2019 increased $1,596 million, or 68%, versus 2018. The increase was driven by higher net income adjusted for non-cash charges primarily attributable to the merger, partially offset by higher working capital requirements and unfavorable changes in other long-term assets and liabilities. The nine months ended September 30, 2019 also included merger and synergy related cash outflows of $711 million of which $355 million is included within "Net income (including noncontrolling interests)" and $356 million is included within "Cost reduction programs and other charges, net of payments".
Linde estimates that total 2019 required contributions to its pension plans will be in the range of $85 million to $100 million, of which $69 million has been made through September 30, 2019. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.
Investing
Net cash provided by investing of $2,132 million for the nine months ended September 30, 2019 increased $3,117 million versus 2018, primarily driven by proceeds from merger-related divestitures, partially offset by higher capital expenditures and acquisitions.

Capital expenditures for the nine months ended September 30, 2019 were $2,667 million, $1,611 million higher than the prior year driven primarily by the merger.

Acquisitions for the nine months ended September 30, 2019 were $161 million and related primarily to acquisitions in the Americas. Acquisitions for the nine months ended September, 30 2018 were $6 million and related to acquisitions of packaged gases businesses in the Americas.

Divestitures and asset sales for the nine months ended September 30, 2019 and 2018 were $4,960 million and $77 million, respectively. The 2019 period includes net proceeds of $3.4 billion from the sale of Linde AG's Americas business, $1.2 billion from the sale of Linde Korea, and $218 million from the sale of selected assets of Linde India (see Note 17 to the condensed consolidated financial statements).
Financing

Cash used by financing activities was $8,297 million for the nine months ended September 30, 2019 as compared to $1,302 million for the nine months ended September 30, 2018. The nine-month period includes an outflow of approximately $3.2 billion relating to the cash-merger squeeze-out of the 8% of Linde AG shares completed on April 8, 2019 (see Note 14 to the condensed consolidated financial statements). The other primary uses of cash for the nine months ended September 30, 2019 were net debt repayments, net purchases of Linde ordinary shares and cash dividends. Cash used for debt repayments-net of $1,744 million increased $1,119 million from 2018. Net purchases of ordinary shares were $1,874 million in 2019 versus net issuances of ordinary shares of $68 million in 2018 driven by increased share repurchases under approved share repurchase programs. Cash dividends of $1,422 million increased $710 million from 2018 driven primarily by higher shares outstanding after the merger and a 6% increase in quarterly dividends per share from 82.5 cents per share to 87.5 cents per share.

In February 2019, Linde repaid $500 million of 1.90% rate notes that became due; in May 2019 Linde repaid $150 million of variable rate notes that became due; in June 2019 Linde repaid €500 million of 1.75% notes that due and AUD100 million of variable rate notes that became due; in August 2019 Linde repaid $200 million of variable rate notes that became due.

Effective March 29, 2019, Linde and certain of its subsidiaries entered into an unsecured revolving credit agreement with a syndicate of banking institutions. The Credit Agreement provides for total commitments of $5.0 billion, which may be increased up to $6.5 billion subject to receipt of additional commitments and satisfaction of customary conditions. There are no financial maintenance covenants contained within the Credit Agreement. The revolving credit facility expires on March 26, 2024 with the option to request two one-year extensions of the expiration date. In connection with the effectiveness of the Credit Agreement, Praxair and Linde AG terminated their respective existing revolving credit facilities.

On September 3, 2019 Linde and the company’s subsidiaries Praxair and Linde AG entered into a series of parent and subsidiary guarantees related to currently outstanding notes issued by Praxair and Linde AG as well as the $5 billion Credit Agreement.
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
The pro forma information has been prepared on a basis consistent with Article 11 of Regulation S-X, assuming the merger and the merger-related divestitures had been consummated on January 1, 2018 and includes adjustments for (1) the preliminary purchase accounting impacts of the merger, including increased amortization expense on acquired intangible assets, increased depreciation on property, plant and equipment and lower interest expense due to revaluing existing debt to fair value, (2) conversion to US GAAP from IFRS for Linde AG, (3) accounting policy alignment, (4) the elimination of the impact of transactions between Praxair and Linde AG, (5) the elimination of the effect of events that are directly attributable to the Merger Agreement and (6) the elimination of the effect of consummated and probable divestitures required as a condition of the approval for the merger. In preparing this pro forma information, the historical financial information has been adjusted to give effect to pro forma Adjustments that are (i) directly attributable to the business combination and other transactions presented herein, such as the merger-related divestitures, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined entity’s consolidated results.
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
The unaudited pro forma income statement has been presented for informational purposes only and is not necessarily indicative of what Linde's results of operation actually would have been had the merger been completed on January 1, 2018. In addition, the unaudited pro forma income statement does not purport to project the future operating results of the company.
The pro forma Income Statement Information are included in the following schedules:
- Quarter and nine months ended September 30, 2019 pro forma Income Statement Information
- Quarter and nine months ended September 30, 2018 pro forma Income Statement Information

Refer to an earlier section in this MD&A titled "Merger of Praxair, Inc. and Linde AG".

QUARTER ENDED SEPTEMBER 30, 2019 PRO FORMA INCOME STATEMENT INFORMATION
(Millions of dollars, except per share data)
(UNAUDITED)

		Pro forma Adjustments
	Linde plc Reported	Divestitures (a)	Other		Total	Pro Forma
Sales	$7,000	$(7)	$—		$(7)	$6,993
Cost of sales, exclusive of depreciation	4,061	(5)	(2)	(b)	(7)	4,054
Selling, general and administrative	850	—			—	850
As a % of Sales	12.1%					12.2%
Depreciation and amortization	1,095				—	1,095
Research and development	44				—	44
Cost reduction programs and other charges	125		(19)	(c)	(19)	106
Net gain on sale of businesses	164		(164)	(d)	(164)	—
Other income (expense) - net	11				—	11
Operating profit	1,000	(2)	(143)		(145)	855
Operating margin	14.3%					12.2%
Net pension and OPEB cost (benefit), excluding service costs	2		(40)	(e)	(40)	(38)
Interest expense - net	(3)				—	(3)
Income taxes	298	(1)	(54)	(f)	(55)	243
Effective Tax Rate	29.8%					27.1%
Income from equity investments	28				—	28
Noncontrolling interests from continuing operations	(3)				—	(3)
Income from continuing operations	$728	$(1)	$(49)		$(50)	$678
Diluted shares outstanding	543,616				543,616	543,616
Diluted EPS from continuing operations	$1.34				$(0.09)	$1.25
SEGMENT SALES
Americas	$2,771	$—	—		$—	$2,771
EMEA	1,634				—	1,634
APAC	1,468	(7)			(7)	1,461
Engineering	641				—	641
Other	486	—			—	486
Segment sales	$7,000	$(7)	$—		$(7)	$6,993
SEGMENT OPERATING PROFIT
Americas	$671	$—	—		$—	$671
EMEA	335				—	335
APAC	310	(2)			(2)	308
Engineering	120				—	120
Other	(50)	—			—	(50)
Segment operating profit	1,386	(2)	—		(2)	1,384
Cost reduction programs and other charges	(125)				—	(125)
Net gain on sale of businesses	164				—	164
Purchase accounting impacts - Linde AG	(425)				—	(425)
Total operating profit	$1,000	$(2)	$—		$(2)	$998

NINE MONTHS ENDED SEPTEMBER 30, 2019 PRO FORMA INCOME STATEMENT INFORMATION
(Millions of dollars, except per share data)
(UNAUDITED)

		Pro forma Adjustments
	Linde plc Reported	Divestitures (a)	Other		Total	Pro Forma
Sales	$21,148	$(62)	$—		$(62)	$21,086
Cost of sales, exclusive of depreciation	12,457	(46)	(12)	(b)	(58)	12,399
Selling, general and administrative	2,613	(1)			(1)	2,612
As a % of Sales	12.4%					12.4%
Depreciation and amortization	3,513				—	3,513
Research and development	135				—	135
Cost reduction programs and other charges	355		(140)	(c)	(140)	215
Net gain on sale of businesses	164		(164)	(d)	(164)	—
Other income (expense) - net	39				—	39
Operating profit	2,278	(15)	(12)		(27)	2,251
Operating margin	10.8%					10.7%
Net pension and OPEB cost (benefit), excluding service costs	(7)		(91)	(e)	(91)	(98)
Interest expense - net	30				—	30
Income taxes	607	(5)	(25)	(f)	(30)	577
Effective Tax Rate	26.9%					24.9%
Income from equity investments	90				—	90
Noncontrolling interests from continuing operations	(62)				—	(62)
Income from continuing operations	$1,676	$(10)	$104		$94	$1,770
Diluted shares outstanding	546,507				546,507	546,507
Diluted EPS from continuing operations	$3.07				$0.18	$3.25
SEGMENT SALES
Americas	$8,256	$(4)	$—		$(4)	$8,252
EMEA	4,989				—	4,989
APAC	4,433	(57)			(57)	4,376
Engineering	2,029				—	2,029
Other	1,441	(1)			(1)	1,440
Segment sales	$21,148	$(62)	$—		$(62)	$21,086
SEGMENT OPERATING PROFIT
Americas	$1,902	$(1)	$—		$(1)	$1,901
EMEA	1,014					1,014
APAC	898	(13)			(13)	885
Engineering	297					297
Other	(171)	(1)			(1)	(172)
Segment operating profit	3,940	(15)	—		(15)	3,925
Cost reduction programs and other charges	(355)				—	(355)
Net gain on sale of businesses	164				—	164
Purchase accounting impacts - Linde AG	(1,471)				—	(1,471)
Total operating profit	$2,278	$(15)	$—		$(15)	$2,263

2019 Pro forma adjustments
(a)	To eliminate the results of Praxair's merger-related divestitures which are expected to be completed in 2019.
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

(d)	To eliminate the gain on merger related divestitures.
(e)	To eliminate pension settlement charges related to the merger.
(f)	To eliminate the income tax impacts of Other adjustments.

QUARTER ENDED SEPTEMBER 30, 2018 PRO FORMA INCOME STATEMENT INFORMATION
(Millions of dollars, except per share data)
(UNAUDITED)

		Pro forma Adjustments
	Praxair, Inc. (a)	Linde AG (b)	Divestitures (c)	Purchase Accounting (d)	Other		Total		Pro Forma Linde plc
Sales	$3,008	$5,008	$(1,050)	$—	$(24)	(e)	$3,934		$6,942
Cost of sales, exclusive of depreciation	1,698	3,132	(630)	—	(24)	(e)	2,478		4,176
Selling, general and administrative	294	696	(109)	—	—		587		881
As a % of Sales	9.8%								12.7%
Depreciation and amortization	306	500	(103)	559	—		956		1,262
Research and development	23	26	—	—	—		26		49
Cost reduction programs and other charges	31	75	—	—	(94)	(f)	(19)		12
Other income (expense) - net	13	42	—	—	—		42		55
Operating profit	669	621	(208)	(559)	94		(52)		617
Operating margin	22.2%								8.9%
Net pension and OPEB cost (benefit), excluding service costs	6	(39)	(1)	—	—		(40)		(34)
Interest expense - net	40	50	(18)	(25)	—		7		47
Income taxes	156	157	(24)	(129)	5	(g)	9		165
Effective Tax Rate	25.0%								27.3%
Income from equity investments	13	25	(8)	(16)	—		1		14
Noncontrolling interests from continuing operations	(19)	(26)	6	42	—		22		3
Income from continuing operations	$461	$452	$(167)	$(379)	$89		$(5)		$456
Diluted shares outstanding	291,513						263,638	(h)	555,151
Diluted EPS from continuing operations	$1.58						$(0.76)	(h)	$0.82
SEGMENT SALES
Americas	$1,865	$1,331	$(549)	$—	$(20)	(e)	$762		$2,627
EMEA	415	1,675	(395)		—	(e)	1,280		1,695
APAC	447	1,192	(96)		(4)	(e)	1,092		1,539
Engineering	—	635	—		—	(e)	635		635
Other	281	175	(10)		—	(e)	165		446
Segment sales	$3,008	$5,008	$(1,050)	$—	$(24)		$3,934		$6,942
SEGMENT OPERATING PROFIT
Americas	$498	$222	$(98)		$—	(i)	$124		$622
EMEA	87	305	(83)		(1)	(i)	221		308
APAC	108	172	(24)			(i)	148		256
Engineering	—	69	—			(i)	69		69
Other	7	(72)	(3)		1	(i)	(74)		(67)
Segment operating profit	700	696	(208)	—	—		488		1,188
Cost reduction programs and other charges	(31)	(75)			106		31		—
Total operating profit	$669	$621	$(208)	$—	$106		$519		$1,188

NINE MONTHS ENDED SEPTEMBER 30, 2018 PRO FORMA INCOME STATEMENT INFORMATION
(Millions of dollars, except per share data)
(UNAUDITED)

		Pro forma Adjustments
	Praxair, Inc. (a)	Linde AG (b)	Divestitures (c)	Purchase Accounting (d)	Other		Total		Pro Forma Linde plc
Sales	$9,035	$15,193	$(3,092)	$—	$(75)	(e)	$12,026		$21,061
Cost of sales, exclusive of depreciation	5,065	9,484	(1,844)		(75)	(e)	7,565		12,630
Selling, general and administrative	911	2,141	(314)				1,827		2,738
As a % of Sales	10.1%								13.0%
Depreciation and amortization	928	1,430	(306)	1,675			2,799		3,727
Research and development	71	78					78		149
Cost reduction programs and other charges	74	161			(223)	(f)	(62)		12
Other income (expense) - net	25	204					204		229
Operating profit	2,011	2,103	(628)	(1,675)	223		23		2,034
Operating margin	22.3%								9.7%
Net pension and OPEB cost (benefit), excluding service costs	10	(145)	(2)				(147)		(137)
Interest expense - net	130	153	(54)	(75)			24		154
Income taxes	462	513	(71)	(387)	15	(g)	70		532
Effective Tax Rate	24.7%								26.4%
Income from equity investments	42	72	(26)	(48)			(2)		40
Noncontrolling interests from continuing operations	(48)	(99)	18	126			45		(3)
Income from continuing operations	$1,403	$1,555	$(509)	$(1,135)	$208		$119		$1,522
Diluted shares outstanding	290,926						264,225	(h)	555,151
Diluted EPS from continuing operations	$4.82						$(2.08)	(h)	$2.74
SEGMENT SALES
Americas	$5,580	$3,910	$(1,580)	$—	$(55)	(e)	$2,275		$7,855
EMEA	1,265	5,222	(1,201)		1	(e)	4,022		5,287
APAC	1,342	3,460	(282)		(17)	(e)	3,161		4,503
Engineering	—	2,076	—		—	(e)	2,076		2,076
Other	848	525	(29)		(4)	(e)	492		1,340
Segment sales	$9,035	$15,193	$(3,092)	$—	$(75)		$12,026		$21,061
SEGMENT OPERATING PROFIT
Americas	$1,491	$633	$(293)	$—	$(7)	(i)	$333		$1,824
EMEA	267	1,097	(255)		(61)	(i)	781		1,048
APAC	322	574	(73)		(40)	(i)	461		783
Engineering	—	213	—		(5)	(i)	208		208
Other	5	(253)	(7)		32	(i)	(228)		(223)
Segment operating profit	2,085	2,264	(628)	—	(81)		1,555		3,640
Cost reduction programs and other charges	(74)	(161)			235		74		—
Total operating profit	$2,011	$2,103	$(628)	$—	$154		$1,629		$3,640

2018 Pro forma adjustments
(a) To include Praxair, Inc. consolidated results for the quarter and nine months ended September 30, 2018. Note that the results include the performance of Praxair's European industrial gases business through December 3, 2018. The adjustments reflect reclassifications to conform to Linde plc's reporting format.

(b) To include Linde AG consolidated results for the quarter and nine months ended September 30, 2018. The adjustments reflect reclassifications to conform to Linde plc's reporting format and adjustments from IFRS to U.S. GAAP.

(c) To eliminate the results of merger-related divestitures required by regulatory authorities to secure approval for the Merger. These divestitures include the majority of Praxair's European industrial gases business (completed December 3, 2018), a significant portion of Linde AG's America's industrial gases business (completed on March 1, 2019), select assets of Linde AG's South Korean industrial gases business (completed April 30, 2019), as well as certain divestitures of other Praxair and Linde AG businesses in Asia.

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
(i) To eliminate other (income) charges not included in segment operating profit, primarily related to a gain on a sale of business in EMEA and a gain on a sale of asset in APAC.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted Pro Forma Operating Profit and Operating Margin
Reported operating profit	$1,000	$669	$2,278	$2,011
Pro forma adjustments (a)	(145)	(52)	(27)	23
Pro forma	$855	$617	$2,251	$2,034
Non-GAAP Adjustments:
Add: Cost reduction programs and other charges	106	12	215	12
Less: Net gain on sale of businesses	—	—	—	(81)
Add: Purchase accounting impacts - Linde AG (d)	423	559	1,459	1,675
Total adjustments	529	571	1,674	1,606
Adjusted pro forma operating profit	$1,384	$1,188	$3,925	$3,640
Reported percentage change	49.5%		13.3%
Adjusted pro forma percentage change	16.5%		7.8%
Reported sales	$7,000	$3,008	$21,148	$9,035
Pro forma sales (a)	$6,993	$6,942	$21,086	$21,061
Reported operating margin	14.3%	22.2%	10.8%	22.3%
Pro forma operating margin	12.2%	8.9%	10.7%	9.7%
Adjusted pro forma operating margin	19.8%	17.1%	18.6%	17.3%
Adjusted Pro Forma Depreciation and amortization
Reported depreciation and amortization	$1,095	$306	$3,513	$928
Pro forma adjustments (a)	—	956	—	2,799
Pro forma	$1,095	$1,262	$3,513	$3,727
Non-GAAP Adjustments:
Less: Purchase accounting impacts - Linde AG (d)	(423)	(559)	(1,459)	(1,675)
Adjusted pro forma depreciation and amortization	$672	$703	$2,054	$2,052
Adjusted Pro Forma Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$2	$6	$(7)	$10
Pro forma adjustments (a)	(40)	(40)	(91)	(147)
Pro forma	$(38)	$(34)	$(98)	$(137)
Non-GAAP Adjustments:
Add: Pension plan reorganization charge - net	—	(4)	(10)	(4)
Total adjustments	—	(4)	(10)	(4)
Adjusted pro forma Net Pension and OPEB cost (benefit), excluding service costs	$(38)	$(38)	$(108)	$(141)
Adjusted Pro Forma Interest Expense - Net
Reported interest expense - net	$(3)	$40	$30	$130
Pro forma adjustments (a)	—	7	—	24
Pro forma	$(3)	$47	$30	$154

Non-GAAP Adjustments:
Add: Purchase accounting impacts - Linde AG (d)	22	25	74	75
Total adjustments	22	25	74	75
Adjusted pro forma interest expense - net	$19	$72	$104	$229
Adjusted Pro Forma Income Taxes (b)
Reported income taxes	$298	$156	$607	$462
Pro forma adjustments (a)	(55)	9	(30)	70
Pro forma	$243	$165	577	532
Non-GAAP Adjustments:
Add: Pension settlement charge	$—	$1	$—	$1
Add: Purchase accounting impacts - Linde AG (d)	$98	$129	342	387
Add: Cost reduction programs and other charges	7	—	27	(1)
Total adjustments	105	130	369	387
Adjusted pro forma income taxes	$348	$295	946	919
Adjusted Pro Forma Effective Tax Rate (b)
Reported income before income taxes and equity investments	$1,001	$623	$2,255	$1,871
Pro forma adjustments (a)	(105)	(19)	64	146
Pro forma	$896	$604	$2,319	$2,017
Non-GAAP Adjustments:
Add: Pension settlement charge	$—	$4	$—	$4
Add: Purchase accounting impacts - Linde AG (d)	401	534	1,385	1,600
Add: Cost reduction programs and other charges	106	12	215	12
Add: Pension plan reorganization charge - net	—	—	10	—
Less: Net gain on sale of businesses	—	—	—	(81)
Total adjustments	507	550	1,610	1,535
Adjusted pro forma income before income taxes and equity investments	$1,403	$1,154	$3,929	$3,552
Reported Income taxes	$298	$156	$607	$462
Reported effective tax rate	29.8%	25.0%	26.9%	24.7%

Adjusted pro forma income taxes	$348	$295	$946	$919
Adjusted pro forma effective tax rate	24.8%	25.6%	24.1%	25.9%
Income from Equity Investments
Reported income from equity investments	$28	$13	$90	$42
Pro forma adjustments (a)	—	1	—	(2)
Pro forma	$28	$14	$90	$40
Non-GAAP Adjustments:
Add: Purchase accounting impacts - Linde AG (d)	$15	$16	$43	$48
Total adjustments	15	16	43	48
Adjusted pro forma income from equity investments	$43	$30	$133	$88
Adjusted Pro Forma Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(3)	$(19)	$(62)	$(48)
Pro forma adjustments (a)	—	22	—	45
Pro forma	$(3)	$3	$(62)	$(3)
Non-GAAP adjustments:
Add: Cost reduction programs and other charges	(35)	—	(35)	—
Add: Purchase accounting impacts - Linde AG (d)	(8)	(42)	(40)	(126)
Total adjustments	(43)	(42)	(75)	(126)

Adjusted pro forma noncontrolling interests from continuing operations	$(46)	$(39)	$(137)	$(129)
Adjusted Pro Forma Income from Continuing Operations (c)
Reported income from continuing operations	$728	$461	$1,676	$1,403
Pro forma adjustments (a)	(50)	(5)	94	119
Pro forma	$678	$456	$1,770	$1,522
Non-GAAP adjustments:
Add: Pension settlement charge	—	3	—	3
Add: Cost reduction programs and other charges	64	12	163	12
Less: Net gain on sale of business	—	—	—	(80)
Add: Purchase accounting impacts - Linde AG	310	379	1,046	1,135
Total adjustments	374	394	1,209	1,070
Adjusted pro forma income from continuing operations	$1,052	$850	$2,979	$2,592
Adjusted Pro Forma Diluted EPS from Continuing Operations (c)
Reported diluted EPS from continuing operations	$1.34	$1.58	$3.07	$4.82
Pro forma adjustments (a)	(0.09)	(0.65)	0.18	(2.08)
Pro forma	$1.25	$0.82	3.25	2.74
Non-GAAP adjustments:
Add: Pension settlement charge	—	0.01	—	0.01
Add: Cost reduction programs and other charges	0.12	0.02	0.30	0.02
Less: Net gain on sale of business	—	—	—	(0.14)
Add: Purchase accounting impacts - Linde AG	0.57	0.69	1.91	2.05
Total adjustments	0.69	0.72	2.21	1.94
Adjusted pro forma diluted EPS from continuing operations	$1.94	$1.54	$5.46	$4.68
Adjusted Pro Forma EBITDA and % of Sales
Income from continuing operations	$728	$461	$1,676	$1,403
Add: Noncontrolling interests related to continuing operations	3	19	62	48
Add: Net pension and OPEB cost (benefit), excluding service cost	2	6	(7)	10
Add: Interest expense	(3)	40	30	130
Add: Income taxes	298	156	607	462
Add: Depreciation and amortization	1,095	306	3,513	928
EBITDA from continuing operations	$2,123	$988	$5,881	$2,981
Pro forma adjustments:
Add: Linde AG consolidated results	—	1,146	—	3,605
Add: Purchase accounting impacts - Linde AG	2	(16)	12	(48)
Add: Cost reduction programs and other charges	19	94	140	223
Less: Net gain on sale of businesses	(164)	—	(164)	—
Less: Divestitures	(2)	(319)	(15)	(960)
Pro forma adjustments (a)	(145)	905	(27)	2,820
Pro forma EBITDA from continuing operations	1,978	1,893	5,854	5,801
Non-GAAP adjustments:
Less: Net gain on sale of business	—	—	—	(81)
Add: Cost reduction programs and other charges	106	12	215	12
Add: Purchase accounting impacts - Linde AG	15	16	43	48
Adjusted pro forma EBITDA from continuing operations	$2,099	$1,921	$6,112	$5,780

Reported sales	$7,000	$3,008	$21,148	$9,035

Pro forma sales	$6,993	$6,942	$21,086	$21,061
% of sales
EBITDA from continuing operations	30.3%	32.8%	27.8%	33.0%
Pro forma EBITDA from continuing operations	28.3%	27.3%	27.8%	27.5%
Adjusted pro forma EBITDA from continuing operations	30.0%	27.7%	29.0%	27.4%

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
(d) The company believes that its non-GAAP measures excluding Purchase accounting impacts - Linde AG are useful to investors because: (i) the business combination was a merger of equals in an all-stock merger transaction, with no cash consideration, (ii) the company is managed on a geographic basis and the results of certain geographies are more heavily impacted by purchase accounting than others, causing results that are not comparable at the reportable segment level, therefore, the impacts of purchasing accounting adjustments to each segment vary and are not comparable within the company and when compared to other companies in similar regions, (iii) business management is evaluated and variable compensation is determined based on results excluding purchase accounting impacts, and; (iv) it is important to investors and analysts to understand the purchase accounting impacts to the financial statements.
A summary of each of the adjustments made for Purchase accounting impacts - Linde AG are as follows:
Adjusted Operating Profit and Margin:  The purchase accounting adjustments for the quarter and nine-months ended September 30, 2019 include (i) a $2 million adjustment for the quarter and a $12 million adjustment for the nine-months ended September 30, 2019 for the increase in cost of sales related to the fair value step up of inventories acquired in the merger (included as a pro forma adjustment), and (ii) a $423 million and $1,459 million increase for the quarter and nine-months ended September 30, 2019, respectively in depreciation and amortization related to the fair value step up of fixed assets and intangible assets (primarily customer related) acquired in the merger.
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

	September 30, 2019	December 31, 2018
(Millions of dollars)
Debt	$13,201	$15,296
Less: cash and cash equivalents	(2,120)	(4,466)
Net debt	11,081	10,830
Less: purchase accounting impacts - Linde AG	(211)	(291)
Adjusted net debt	$10,870	$10,539

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended September 30, 2019 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2019	797	$200.67	797	$4,982
August 2019	2,158	$188.65	2,158	$4,575
September 2019	609	$189.68	609	$4,459
Third Quarter 2019	3,564	$191.51	3,564	$4,459

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

(2) As of September 30, 2019, the company repurchased $1,541 million of its ordinary shares pursuant to the 2019 program, leaving an additional $4.5 billion authorized.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
4.2
Supplemental Indenture, dated as of September 3, 2019, among Linde plc, Praxair, Inc., Linde AG and U.S. Bank National Association, as trustee was filed as Exhibit 4.2 to the Linde plc Form 8-K filed on September 6, 2019 and is incorporated herein by reference.

10.2
Credit Agreement Additional Guarantor Supplement, dated as of September 3, 2019, by Linde AG, and acknowledged by Bank of America, N.A., as Administrative Agent was filed as Exhibit 10.2 to the Linde plc Form 8-K filed on September 6, 2019 and is incorporated herein by reference.

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

Linde plc

(Registrant)

Date: November 12, 2019	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer