Form 10-Q
period 2020-03-31
LINDE PLC
filed 2020-05-07
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At April 30, 2020, 525,185,319 ordinary shares (€0.001 par value) of the Registrant were outstanding.

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as: anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. They are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: that Linde plc may be unable to achieve expected synergies from the business combination of Praxair and Linde AG or that it may take longer or be more costly than expected to achieve those synergies; the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances, including trade conflicts and tariffs; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from accounting principles generally accepted in the United States of America, International Financial Reporting Standards or adjusted projections, estimates or other forward-looking statements.

Linde plc assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A. Risk Factors in Linde plc’s Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020 and in Item 1A. of this report which should be reviewed carefully. Please consider Linde plc’s forward-looking statements in light of those risks.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2020	2019
Sales	$6,739	$6,944
Cost of sales, exclusive of depreciation and amortization	3,843	4,116
Selling, general and administrative	861	879
Depreciation and amortization	1,142	1,223
Research and development	44	46
Cost reduction programs and other charges	131	89
Other income (expense) - net	15	18
Operating Profit	733	609
Interest expense - net	24	23
Net pension and OPEB cost (benefit), excluding service cost	(45)	15
Income From Continuing Operations Before Income Taxes and Equity Investments	754	571
Income taxes on continuing operations	165	140
Income From Continuing Operations Before Equity Investments	589	431
Income from equity investments	17	34
Income From Continuing Operations (Including Noncontrolling Interests)	606	465
Income from discontinued operations, net of tax	2	89
Net Income (Including Noncontrolling Interests)	608	554
Less: noncontrolling interests from continuing operations	(35)	(30)
Less: noncontrolling interest from discontinued operations	—	(7)
Net Income – Linde plc	$573	$517

Net Income – Linde plc
Income from continuing operations	$571	$435
Income from discontinued operations	$2	$82

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$1.07	$0.80
Basic earnings per share from discontinued operations	—	0.15
Basic earnings per share	$1.07	$0.95
Diluted earnings per share from continuing operations	$1.07	$0.79
Diluted earnings per share from discontinued operations	—	0.15
Diluted earnings per share	$1.07	$0.94

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	531,215	545,554
Diluted shares outstanding	534,956	549,147

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2020	2019
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$608	$554

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(2,740)	123
Reclassification to net income	—	12
Income taxes	25	(3)
Translation adjustments	(2,715)	132
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	58	(2)
Reclassifications to net income	22	64
Income taxes	(15)	(18)
Funded status - retirement obligations	65	44
Derivative instruments (Note 5):
Current unrealized gain (loss)	(65)	(17)
Reclassifications to net income	24	—
Income taxes	11	3
Derivative instruments	(30)	(14)
Securities:
Current unrealized gain (loss)	—	(8)
Reclassifications to net income	—	—
Income taxes	—	—
Securities	—	(8)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(2,680)	154

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	(2,072)	708
Less: noncontrolling interests	71	30
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$(2,001)	$738

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$4,014	$2,700
Accounts receivable - net	4,084	4,322
Contract assets	311	368
Inventories	1,689	1,697
Assets held for sale	160	125
Prepaid and other current assets	1,255	1,140
Total Current Assets	11,513	10,352
Property, plant and equipment - net	27,418	29,064
Goodwill	26,073	27,019
Other intangible assets - net	15,339	16,137
Other long-term assets	4,026	4,040
Total Assets	$84,369	$86,612
Liabilities and equity
Accounts payable	$2,965	$3,266
Short-term debt	4,848	1,732
Current portion of long-term debt	2,006	1,531
Contract liabilities	1,854	1,758
Liabilities of assets held for sale	45	2
Other current liabilities	3,772	3,871
Total Current Liabilities	15,490	12,160
Long-term debt	10,021	10,693
Other long-term liabilities	11,615	12,124
Total Liabilities	37,126	34,977
Redeemable noncontrolling interests	92	113
Linde plc Shareholders’ Equity:
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2020 issued: 552,012,862 ordinary shares; 2019 issued: 552,012,862 ordinary shares	1	1
Additional paid-in capital	40,185	40,201
Retained earnings	16,850	16,842
Accumulated other comprehensive income (loss) (Note 11)	(7,388)	(4,814)
Less: Treasury stock, at cost (2020 – 26,845,143 shares and 2019 – 17,632,318 shares)	(4,872)	(3,156)
Total Linde plc Shareholders’ Equity	44,776	49,074
Noncontrolling interests	2,375	2,448
Total Equity	47,151	51,522
Total Liabilities and Equity	$84,369	$86,612
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$573	$517
Less: Income from discontinued operations, net of tax and noncontrolling interests	(2)	(82)
Add: Noncontrolling interests from continuing operations	35	30
Income from continuing operations (including noncontrolling interests)	606	465
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction programs and other charges, net of payments	40	(167)
Amortization of merger-related inventory step-up	—	10
Depreciation and amortization	1,142	1,223
Deferred income taxes	(107)	(14)
Share-based compensation	43	16
Working capital:
Accounts receivable	(109)	(56)
Inventory	(62)	(32)
Prepaid and other current assets	(92)	(79)
Payables and accruals	(183)	(31)
Contract assets and liabilities, net	176	(84)
Pension contributions	(17)	(18)
Long-term assets, liabilities and other	(90)	(165)
Net cash provided by operating activities	1,347	1,068
Investing
Capital expenditures	(803)	(843)
Acquisitions, net of cash acquired	(41)	(152)
Divestitures and asset sales, net of cash divested	231	3,455
Net cash provided by (used for) investing activities	(613)	2,460
Financing
Short-term debt borrowings (repayments) - net	3,149	(533)
Long-term debt borrowings	16	22
Long-term debt repayments	(53)	(516)
Issuances of ordinary shares	13	28
Purchases of ordinary shares	(1,828)	(725)
Cash dividends - Linde plc shareholders	(511)	(477)
Noncontrolling interest transactions and other	(27)	(10)
Net cash provided by (used for) financing activities	759	(2,211)
Discontinued Operations
Cash provided by operating activities	—	63
Cash used for investing activities	—	(58)
Cash provided by financing activities	—	5
Net cash provided by discontinued operations	—	10
Effect of exchange rate changes on cash and cash equivalents	(179)	8
Change in cash and cash equivalents	1,314	1,335
Cash and cash equivalents, beginning-of-period	2,700	4,466
Cash and cash equivalents, including discontinued operations	4,014	5,801
Cash and cash equivalents of discontinued operations	—	(10)
Cash and cash equivalents, end-of-period	$4,014	$5,791
The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements - Linde plc and Subsidiaries (Unaudited)

1. Summary of Significant Accounting Policies
Presentation of Condensed Consolidated Financial Statements - In the opinion of Linde management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Linde plc and subsidiaries in Linde's 2019 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2020.
Accounting Standards Implemented in 2020

•
Credit Losses on Financial Instruments –In June 2016, the FASB issued updated guidance on the measurement of credit losses. The guidance introduces a new accounting model for expected credit losses on financial instruments, including trade receivables, based on estimates of current expected credit losses. This guidance is effective for the company beginning in the first quarter 2020 and requires companies to apply the change in accounting on a modified retrospective basis. The adoption of the guidance had an immaterial impact on the consolidated financial statements.

•
Simplifying the Test for Goodwill Impairment – In January 2017, the FASB issued updated guidance on the measurement of goodwill. The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The guidance is effective for the company beginning in the first quarter 2020. The adoption of the guidance had no impact on the consolidated financial statements.

•
Fair Value Measurement Disclosures - In August 2018, the FASB issued guidance that modifies the disclosure requirements for fair value measurements. The guidance is effective in fiscal year 2020, with early adoption permitted. Certain amendments must be applied prospectively while other amendments must be applied retrospectively. The adoption of the guidance had an immaterial impact on the consolidated financial statements.

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

Other Developments

Linde has been actively monitoring the COVID-19 situation and its impact globally. Our priority has been the safety of our employees and the needs of our customers. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings and events), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers and other stakeholders. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s operational results, which could be material, will be determined by the length of time that such circumstances continue, measures taken to prevent its spread, its effect on the supply chain and the demand for the Company’s products and services, as well as the effect of governmental and public actions taken in response.
2. Cost Reduction Programs and Other Charges

2020 Charges

Cost reduction programs and other charges were $131 million for the three months ended March 31, 2020 ($95 million after tax). The following table summarizes the activities related to the company's cost reduction charges for the three months ended March 31, 2020:

	Quarter Ended March 31, 2020
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Americas	$6	$15	$21	$—	$21
EMEA	26	—	26	3	29
APAC	2	2	4	8	12
Engineering	14	—	14	1	15
Other	10	3	13	41	54
Total	$58	$20	$78	$53	$131

Cost Reduction Programs

Total cost reduction program related charges were $78 million for the three months ended March 31, 2020 ($56 million after tax).

Severance costs

Severance costs of $58 million for the three months ended March 31, 2020 are for the elimination of approximately 600 positions, largely in the EMEA and Engineering segments, of which approximately 450 have terminated employment. The majority of these actions are anticipated to be completed by 2021.

Other cost reduction charges

Other cost reduction charges of $20 million for the three months ended March 31, 2020 are primarily charges related to the execution of the company's synergistic actions including location consolidations and business rationalization projects, software and process harmonization, and associated non-recurring costs.

Merger-related Costs and Other Charges

Linde incurred merger-related costs and other charges which totaled $53 million ($39 million after tax) for the three months ended March 31, 2020.

Cash Requirements

The total cash requirements of the cost reduction program and other charges during the three months ended March 31, 2020 are estimated to be approximately $74 million. Total cost reduction programs and other charges, net of payments in the condensed consolidated statements of cash flows for the three months ended March 31, 2020 also reflects the impact of cash payments of liabilities, including merger-related tax liabilities, accrued as of December 31, 2019.

The following table summarizes the activities related to the company's cost reduction related charges for the three months ended March 31, 2020:

(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Balance, December 31, 2019	$117	$16	$133	$67	$200
2020 Cost Reduction Programs and Other Charges	58	20	78	53	131
Less: Cash payments	(24)	(4)	(28)	(36)	(64)
Less: Non-cash charges	—	(15)	(15)	(39)	(54)
Foreign currency translation and other	(1)	—	(1)	(2)	(3)
Balance, March 31, 2020	$150	$17	$167	$43	$210

2019 Charges

Cost reduction programs and other charges were $89 million for the quarter ended March 31, 2019 ($81 million after tax and noncontrolling interests), including merger-related costs of $56 million ($53 million after-tax) and synergy-related charges, primarily severance, of $33 million ($28 million after-tax).

Classification in the condensed consolidated financial statements

The costs are shown within operating profit in a separate line item on the consolidated statements of income. On the condensed consolidated statement of cash flows, the impact of these costs, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 10 - Segments, Linde excluded these costs from its management definition of segment operating profit; a reconciliation of segment operating profit to consolidated operating profit is shown within the segment operating profit table.
3. Supplemental Information
Receivables
For trade receivables an expected credit loss approach was adopted as of January 1, 2020. Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates based on 2 years for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also critically evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross receivables aged less than one year were $4,177 million and $4,390 million at March 31, 2020 and December 31, 2019 respectively and gross receivables aged greater than one year were $261 million and $249 million at March 31, 2020 and December 31, 2019 respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions.
Trade receivables net of reserves were $4,084 million at March 31, 2020 and $4,322 million at December 31, 2019. Allowances for expected credit losses were $363 at March 31, 2020 and $306 million at December 31, 2019.  Provisions for expected credit losses were $46 million and $56 million for the three months ended March 31, 2020 and 2019, respectively. The allowance activity in the three months ended March 31, 2020 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.
Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	March 31, 2020	December 31, 2019
Inventories
Raw materials and supplies	$374	$396
Work in process	338	331
Finished goods	977	970
Total inventories	$1,689	$1,697

4. Debt
The following is a summary of Linde's outstanding debt at March 31, 2020 and December 31, 2019:

(Millions of dollars)	March 31, 2020	December 31, 2019
SHORT-TERM
Commercial paper and U.S. bank borrowings	$3,994	$996
Other bank borrowings (primarily international)	854	736
Total short-term debt	4,848	1,732
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
2.25% Notes due 2020	300	300
1.75% Euro denominated notes due 2020 (b)	1,113	1,137
0.634% Euro denominated notes due 2020	55	56
4.05% Notes due 2021	499	499
3.875% Euro denominated notes due 2021 (b)	694	711
3.00% Notes due 2021	499	499
0.250% Euro denominated notes due 2022 (b)	1,110	1,129
2.45% Notes due 2022	599	599
2.20% Notes due 2022	499	499
2.70% Notes due 2023	499	499
2.00% Euro denominated notes due 2023 (b)	761	776
5.875% GBP denominated notes due 2023 (b)	428	456
1.20% Euro denominated notes due 2024	605	615
1.875% Euro denominated notes due 2024 (b)	356	361
2.65% Notes due 2025	398	398
1.625% Euro denominated notes due 2025	547	556
3.20% Notes due 2026	725	725
3.434% Notes due 2026	196	196
1.652% Euro denominated notes due 2027	91	93
1.00% Euro denominated notes due 2028 (b)	865	872
1.90% Euro denominated notes due 2030	117	118
3.55% Notes due 2042	662	662
Other	10	10
International bank borrowings	262	309
Obligations under finance leases	137	149
	12,027	12,224
Less: current portion of long-term debt	(2,006)	(1,531)
Total long-term debt	10,021	10,693
Total debt	$16,875	$13,956

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

(b)
March 31, 2020 and December 31, 2019 included a cumulative $9 million and $38 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 5 for additional information.

The company maintains a $5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expires March 26, 2024. There are no financial maintenance covenants contained within the credit agreement. No borrowings were outstanding under the credit agreement as of March 31, 2020.

5. Financial Instruments
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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of March 31, 2020, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2020 and December 31, 2019 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$6,896	$7,936	$64	$62	$109	$37
Forecasted transactions	580	748	16	14	32	15
Cross-currency interest rate swaps	994	1,029	102	35	44	40
Commodity contracts	N/A	N/A	—	—	3	—
Total	$8,470	$9,713	$182	$111	$188	$92
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$—	$27	$—	$2	$—	$3
Forecasted transactions	136	464	13	9	24	3
Commodity contracts	N/A	N/A	—	6	14	1
Interest rate swaps	1,865	1,908	51	39	—	—
Total Hedges	$2,001	$2,399	$64	$56	$38	$7
Total Derivatives	$10,471	$12,112	$246	$167	$226	$99

(a)
Current assets of $104 million are recorded in prepaid and other current assets; long-term assets of $142 million are recorded in other long-term assets; current liabilities of $167 million are recorded in other current liabilities; and long-term liabilities of $59 million are recorded in other long-term liabilities.

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

Net Investment Hedge

As of March 31, 2020, Linde has a €1.2 billion ($1.4 billion) intercompany Euro-denominated credit facility loan which is designated as a hedge of the net investment position in its foreign operations. Since hedge inception, exchange rate movements have reduced the credit facility loan by $29 million, with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income.

Linde had previously designated Euro-denominated debt instruments as net investment hedges to reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Exchange rate movements of $206 million relating to the previously designated Euro-denominated debt incurred in the financial periods of 2019 and prior will remain in AOCI, until appropriate, such as upon sale or liquidation of the foreign operations at which time amounts will be reclassified to the consolidated statement of income. Exchange rate movements related to the Euro-denominated debt occurring after de-designation are shown in the consolidated statement of income.

Interest Rate Swaps

Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability. The notional value of outstanding interest rate swaps of Linde with maturity dates from 2020 through 2028 was $1,865 million at March 31, 2020 and $1,908 million at December 31, 2019 (see Note 6 for further information).

Terminated Treasury Rate Locks
The unrecognized aggregated losses related to terminated treasury rate lock contracts on the underlying $500 million 3.00% fixed-rate notes that mature in 2021 and the $500 million 2.20% fixed-rate notes that mature in 2022 at March 31, 2020 and December 31, 2019 were $2 million (net of taxes of $1 million) and $2 million (net of taxes of $1 million), respectively. The unrecognized gains / (losses) for the treasury rate locks are shown in AOCI and are being recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements.

Derivatives' Impact on Consolidated Statements of Income

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2020	2019
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(5)	$194
Other balance sheet items	(41)	(2)
Total	$(46)	$192

* The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. Accordingly, the gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statements of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are generally recorded in the consolidated statements of income as other income (expenses)-net.

The amounts of gain or loss recognized in AOCI and reclassified to the consolidated statement of income was immaterial for the three months ended March 31, 2020. Net losses expected to be reclassified to earnings during the next twelve months are also not material.

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

6. Fair Value Disclosures
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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Assets
Derivative assets	$—	$—	$246	$167	$—	$—
Investments and securities*	19	18	—	—	27	28
Total	$19	$18	$246	$167	$27	$28

Liabilities
Derivative liabilities	$—	$—	$226	$99	$—	$—

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

The following table summarizes the changes in level 3 investments and securities for the three months ended March 31, 2020. Gains (losses) recognized in earnings are recorded to interest expense - net in the company's consolidated statements of income.

(Millions of dollars)	2020
Balance at January 1	$28
Additions	—
Gains (losses) recognized in earnings	(1)
Balance at March 31	$27

The fair value of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments.
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At March 31, 2020, the estimated fair value of Linde’s long-term debt portfolio was $12,200 million versus a carrying value of $12,027 million. At December 31, 2019, the estimated fair value of Linde’s long-term debt portfolio was $12,375 million versus a carrying value of $12,224 million. As Linde AG's assets and liabilities were measured at estimated fair value as of the merger date, differences between the carrying value and the fair value are insignificant; remaining differences are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

7. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Income from continuing operations, Income from discontinued operations and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended March 31,
	2020	2019
Numerator (Millions of dollars)
Income from continuing operations	$571	$435
Income from discontinued operations	2	82
Net Income – Linde plc	$573	$517
Denominator (Thousands of shares)
Weighted average shares outstanding	530,952	545,362
Shares earned and issuable under compensation plans	263	192
Weighted average shares used in basic earnings per share	531,215	545,554
Effect of dilutive securities
Stock options and awards	3,741	3,593
Weighted average shares used in diluted earnings per share	534,956	549,147
Basic earnings per share from continuing operations	$1.07	$0.80
Basic earnings per share from discontinued operations	—	0.15
Basic Earnings Per Share	$1.07	$0.95
Diluted earnings per share from continuing operations	$1.07	$0.79
Diluted earnings per share from discontinued operations	—	0.15
Diluted Earnings Per Share	$1.07	$0.94

There were no antidilutive shares for any period presented.
8. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters ended March 31, 2020 and 2019 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2020	2019	2020	2019
Amount recognized in Operating Profit
Service cost	$37	$39	$1	$1
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	52	68	1	2
Expected return on plan assets	(120)	(119)	—	—
Net amortization and deferral	23	14	(1)	(1)
Settlement charge (a)	—	51	—	—
	(45)	14	—	1
Net periodic benefit cost	$(8)	$53	$1	$2

(a) In the first quarter of 2019, benefits of $91 million were paid related to the settlement of a U.S. non-qualified plan that was triggered due to a change in control provision. Accordingly, Linde recorded a pension settlement charge of $51 million ($38 million after tax, or $0.07 per diluted share).
Linde estimates that 2020 required contributions to its pension plans will be in the range of $50 million to $80 million, of which $17 million have been made through March 31, 2020.
9. Commitments and Contingencies
Contingent Liabilities
Linde is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Linde has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 19 to the consolidated financial statements of Linde's 2019 Annual Report on Form 10-K).
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

•
At March 31, 2020 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $200 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais ($422 million) on White Martins, the Brazil-based subsidiary of Praxair, Inc. The fine was reduced to R$1.7 billion Brazilian reais ($326 million) due to a calculation error made by CADE. The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE may appeal to the Superior Court of Justice.

Similarly, on September 1, 2010, CADE imposed a civil fine of R$237 million Brazilian reais ($46 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to R$188 million Brazilian reais ($36 million) due to a calculation error made by CADE. The fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Seventh Federal Court of Brasilia. CADE filed an appeal with the Superior Court of Justice, and a final decision is pending.
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

10. Segments

For a description of Linde plc's operating segments, refer to Note 20 to the consolidated financial statements on Linde plc's 2019 Annual Report on Form 10-K.

The table below presents sales and operating profit information about reportable segments and Other for the quarters ended March 31, 2020 and 2019.

	Quarter Ended March 31,
(Millions of dollars)	2020	2019
SALES(a)
Americas	$2,677	$2,702
EMEA	1,633	1,682
APAC	1,336	1,427
Engineering	608	636
Other	485	467
Total segment sales	$6,739	$6,914
Merger-related divestitures	—	30
Total sales	$6,739	$6,944

	Quarter Ended March 31,
(Millions of dollars)	2020	2019
SEGMENT OPERATING PROFIT
Americas	$661	$584
EMEA	355	347
APAC	281	273
Engineering	91	78
Other	(36)	(60)
Segment operating profit	1,352	1,222
Cost reduction programs and other charges (Note 2)	(131)	(89)
Merger-related divestitures	—	7
Purchase accounting impacts - Linde AG	(488)	(531)
Total operating profit	$733	$609

(a)	Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were not material.

11. Equity
Equity
A summary of the changes in total equity for the three months ended March 31, 2020 and 2019 is provided below:

	Three Months Ended March 31,
(Millions of dollars)	2020			2019
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests (a)	Total Equity
Balance, beginning of period (a)	$49,074	$2,448	$51,522	$51,596	$5,484	$57,080
Net income (b)	573	35	608	517	36	553
Other comprehensive income (loss)	(2,574)	(106)	(2,680)	221	(67)	154
Noncontrolling interests:
Additions (reductions)	—	2	2	—	8	8
Dividends and other capital changes	—	(4)	(4)	—	(4)	(4)
Redemption value adjustments	—	—	—	—	—	—
Dividends to Linde plc ordinary share holders ($0.963 per share in 2020 and $0.875 per share in 2019)	(511)	—	(511)	(477)	—	(477)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	—	—	—	—	—	—
For employee savings and incentive plans	(18)	—	(18)	6	—	6
Purchases of common stock	(1,811)	—	(1,811)	(704)	—	(704)
Share-based compensation	43	—	43	16	—	16
Balance, end of period	$44,776	$2,375	$47,151	$51,175	$5,457	$56,632
(a) As of the beginning of the three months ended March 31, 2019, noncontrolling interests included approximately $3.2 billion relating to the 8% of Linde AG shares which were not tendered in the Exchange Offer and were the subject of a cash-merger squeeze-out completed on April 8, 2019.
(b) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for both the three months ended March 31, 2020 and March 31, 2019 which is not part of total equity.
The components of AOCI are as follows:

	March 31,	December 31,
(Millions of dollars)	2020	2019
Cumulative translation adjustment - net of taxes:
Americas	$(4,090)	$(3,357)
EMEA	(1,311)	(136)
APAC	(966)	(140)
Engineering	(122)	(29)
Other	500	282
	(5,989)	(3,380)
Derivatives - net of taxes	(57)	(27)
Pension / OPEB funded status obligation (net of $431 million and $446 million tax benefit in March 31, 2020 and December 31, 2019, respectively)	(1,342)	(1,407)
	$(7,388)	$(4,814)

12. Revenue Recognition

Revenue is accounted for in accordance with ASC 606. Revenue is recognized as control of goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to receive in exchange for the goods or services.
Contracts with Customers
Approximately 83% of Linde's consolidated sales are generated from industrial gases and related products in three geographic segments (Americas, APAC, and EMEA) and the remaining 17% is related primarily to the Engineering segment, and to a lesser extent Other (see Note 10 for operating segment details). Linde serves a diverse group of industries including healthcare, petroleum refining, energy, manufacturing, food, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment.
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $311 million and $368 million at March 31, 2020 and December 31, 2019, respectively. Total contract liabilities are $2,233 million at March 31, 2020 (current of $1,854 million and $379 million within other long-term liabilities in the condensed consolidated balance sheets). Total contract liabilities were $2,106 million at December 31, 2019 (current contract liabilities of $1,758 million, classified as deferred income within other current liabilities and $348 million in other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the three months ended March 31, 2020 that was included in the contract liability at December 31, 2019 was $300 million. Contract assets and liabilities primarily relate to the Linde Engineering business.

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

Disaggregated Revenue Information
As described above and in Note 20 to Linde's 2019 Form 10-K, the company manages its industrial gases business on a geographic basis, while the Engineering and Other businesses are generally managed on a global basis. Furthermore, the company believes that reporting sales by distribution method by reportable geographic segment best illustrates the nature, timing, type of customer, and contract terms for its revenues, including terms and pricing.
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarters ended March 31, 2020 and March 31, 2019.

(Millions of dollars)	Quarter Ended March 31, 2020
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$726	$470	$459	$—	$47	$1,702	25%
On-Site	650	343	492	—	—	1,485	22%
Packaged Gas	1,275	811	360	—	5	2,451	36%
Other	26	9	25	608	433	1,101	17%
	$2,677	$1,633	$1,336	$608	$485	$6,739	100%

(Millions of dollars)	Quarter Ended March 31, 2019
Sales	Americas	EMEA	APAC	Engineering	Other (a)	Total	%

Merchant	$703	$427	$497	$—	$31	$1,658	24%
On-Site	702	377	511	—	—	1,590	23%
Packaged Gas	1,285	874	387	—	—	2,546	37%
Other	12	4	32	636	466	1,150	16%
Total	$2,702	$1,682	$1,427	$636	$497	$6,944	100%

(a) Other/Other includes $30 million of merger-related divestitures that have been excluded from segment sales.

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

13. Merger-related Divestitures
As described in Note 4 of Linde plc's Annual Report on Form 10-K, as a condition of the European Commission ("EC"), the U.S. Department of Justice ("DOJ"), and other governmental regulatory authorities approval of the merger, Linde plc, Praxair and Linde AG were required to divest several businesses, including the following transactions that were completed in 2019 and 2020:

•
On March 1, 2019, Linde completed the sale of the majority of Linde AG’s industrial gases business in North America and certain industrial gases business activities of Linde AG's in South America for approximately $2.9 billion in net cash consideration after purchase price adjustments for certain items relating to assets and liabilities of the sold businesses. In addition, divestitures include approximately $0.5 billion of proceeds for incremental plant sales within the Americas under other agreements.

•	On April 30, 2019, Linde completed the sale of selected assets of Linde Korea with a sale price of $1.2 billion.

•
On July 12, 2019, Linde completed the sale of select assets of Praxair India with a sale price of $218 million and resulted in a gain of $164 million recognized in "Net gain on sale of businesses" in the consolidated statement of income.

•	On December 16, 2019, Linde completed the sale of select assets of Linde India with a sale price of $193 million.

•	In March 2020, Linde completed the sale of select assets of Linde China with a sale price of $98 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
Non-GAAP Measures
Throughout MD&A, the company provides adjusted operating results from continuing operations exclusive of certain items such as cost reduction programs and other charges, net gains on sale of businesses, purchase accounting impacts of the Linde AG merger and pension settlement charges. Adjusted amounts are non-GAAP measures which are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management find useful in evaluating the company’s operating performance. Items which the company does not believe to be indicative of on-going business performance are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. In addition, operating results from continuing operations, excluding these items, is important to management's development of annual and long-term employee incentive compensation plans. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.

The non-GAAP measures and reconciliations are separately included in a later section in the MD&A titled "Non-GAAP Measures and Reconciliations".
Consolidated Results
The following table provides summary information for the three months ended March 31, 2020 and 2019. The reported amounts are GAAP amounts from the Consolidated Statement of Operations. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended March 31,
(Millions of dollars, except per share data)	2020	2019	Variance
Sales	$6,739	$6,944	(3)%
Cost of sales, exclusive of depreciation and amortization	$3,843	$4,116	(7)%
As a percent of sales	57%	59%
Selling, general and administrative	$861	$879	(2)%
As a percent of sales	12.8%	12.7%
Depreciation and amortization	$1,142	$1,223	(7)%
Cost reduction programs and other charges (a)	$131	$89	47%
Other income (expense) - net	$15	$18	(17)%
Operating profit	$733	$609	20%
Operating margin	10.9%	8.8%
Interest expense - net	$24	$23	4%
Net pension and OPEB cost (benefit), excluding service cost	$(45)	$15	(400)%
Effective tax rate	21.9%	24.5%
Income from equity investments	$17	$34	(50)%
Noncontrolling interests from continuing operations	$(35)	$(30)	17%
Income from continuing operations	$571	$435	31%
Diluted earnings per share from continuing operations	$1.07	$0.79	35%
Diluted shares outstanding	534,956	549,147	(3)%
Number of employees	79,008	80,699	(2)%
Adjusted Amounts (a)
Operating profit	$1,352	$1,222	11%
Operating margin	20.1%	17.7%
Effective tax rate	23.9%	23.5%
Income from continuing operations	$1,009	$927	9%
Diluted earnings per share from continuing operations	$1.89	$1.69	12%
Other Financial Data (a)
EBITDA from continuing operations	$1,892	$1,866	1%
As percent of sales	28.1%	26.9%
Adjusted EBITDA from continuing operations	$2,049	$1,972	4%
As percent of sales	30.4%	28.5%

(a) Adjusted amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Reconciliations" sections of this MD&A.

Reported
In the first quarter of 2020, Linde's reported sales were $6,739 million, 3% below the prior year primarily due to unfavorable currency translation and lower volumes, partially offset by higher price across all geographic segments. Reported operating profit for the first quarter of 2020 of $733 million, or 10.9% of sales, was 20% above the prior year primarily due to lower amortization of the fair value of fixed assets and intangible assets acquired in the merger, higher price and the impact of cost reduction and productivity initiatives. The reported EBITDA margin was 28.1% for the 2020 first quarter versus 26.9% in the 2019 quarter driven by higher price. The reported effective tax rate ("ETR") was 21.9% in the first quarter 2020 versus 24.5% in the 2019 quarter. Diluted earnings per share from continuing operations ("EPS") was $1.07, or 35% above reported EPS of $0.79 in the first quarter of 2019 primarily due to lower diluted shares outstanding and higher income from continuing operations.

Adjusted
In the first quarter of 2020, Linde's sales were $6,739 million, 3% below the prior year primarily due to unfavorable currency translation and lower volumes, partially offset by higher price across all geographic segments. Adjusted operating profit of $1,352 million, or 20.1% of sales, was 11% higher than 2019 driven by higher price and the impact of cost reduction programs and productivity initiatives. The company's adjusted EBITDA margin was 30.4% for the 2020 first quarter versus 28.5% in the 2019 period, driven by higher price. The adjusted ETR was 23.9% in the first quarter 2020 versus 23.5% in the 2019 quarter. On an adjusted basis, EPS was $1.89, 12% above the 2019 adjusted EPS of $1.69, driven by higher adjusted income from continuing operations and lower diluted shares outstanding.
Outlook

Linde believes that its project backlog is one indicator of future sales growth. The company’s sale of gas backlog represents estimated capital expenditures over $5 million for customer projects, secured by long-term contracts that lead to incremental sales and earnings growth.  Linde’s sale of gas and sale of equipment backlog of approximately $9.4 billion provides a strong growth foundation for the next several years. Of this backlog, approximately $4 billion is for sale of gas projects where APAC and Americas represent 63% percent and 30% percent of the backlog, respectively, and the remaining backlog in EMEA.  These plants will primarily supply customers in the electronics, chemicals and energy end-markets.

The recent novel coronavirus (COVID-19) outbreak could materially adversely affect our results of operations.
Linde has been actively monitoring the COVID-19 situation and its impact globally. Our priority has been the health and safety of our employees and the needs of our customers. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, modification of critical supply chains and cancellation of physical participation in meetings and events), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers and other stakeholders. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s operational results, which could be material, will be determined by the length of time that such circumstances continue, measures taken to prevent its spread, its effect on the supply chain and the demand for the Company’s products and services, as well as the effect of governmental and public actions taken in response.
The Company is committed to the safety and well-being of its employees and to ensuring that its facilities follow the highest standards of safety and hygiene. At the same time, the Company and its employees remain committed to meeting the needs of customers and ensuring they receive products and services in a timely manner.

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
Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

Quarter Ended March 31, 2020 vs. 2019
% Change
Sales
Factors Contributing to Changes - Sales
Volume	(1)%
Price/Mix	2%
Cost pass-through	(1)%
Currency	(3)%
Acquisitions/divestitures	—%
(3)%

Sales
Reported sales decreased $205 million, or 3%, for the first quarter. On an adjusted basis sales decreased $175 million or 3%for the first quarter compared to the 2019 period.

On a reported and adjusted basis, sales decreased 3%, for the quarter. Volume decreased sales by 1% in the quarter primarily driven by lower volumes in the APAC segment due to the COVID-19 impact, largely in China. Higher pricing across all geographic segments contributed 2% to sales in the quarter. Currency translation decreased sales by 3% in the quarter driven by the weakening of the Euro, British pound, Australian dollar, Brazilian real and Chinese yuan against the U.S. dollar. Cost pass-through decreased sales by 1% with minimal impact on operating profit. The impact of merger-related divestitures decreased sales by $30 million. These sales have been excluded from the adjusted number.

Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization decreased $273 million, or 7%, for the first quarter primarily due to productivity initiatives. Cost of sales, exclusive of depreciation and amortization was 57% of sales in 2020 versus 59% of sales in 2019. The decrease as a percentage of sales in the quarter was due primarily to higher pricing, lower cost pass-through and the impact of cost reduction programs and productivity initiatives.

Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") decreased $18 million, or 2%, for the first quarter of 2020. SG&A was 12.8% of sales in 2020 versus 12.7% of sales in 2019. Currency impacts decreased SG&A by approximately $22 million in the quarter. Excluding currency impacts, underlying SG&A increased driven by timing of incentive compensation, partially offset by the impact of productivity improvements.

Depreciation and amortization
Reported depreciation and amortization expense decreased $81 million, or 7%, for the first quarter of 2020 primarily due to currency translation impacts and lower amortization of the fair value of fixed assets and intangible assets acquired in the merger.

On an adjusted basis depreciation and amortization decreased $36 million, or 5%, for the first quarter 2020 primarily due to currency translation impacts which decreased depreciation and amortization by approximately $21 million for the quarter.

Cost reduction programs and other charges
Linde recorded cost reduction programs and other charges of $131 million and $89 million for the first quarter 2020 and 2019, respectively, primarily related to merger and synergy-related costs (see Note 2 to the condensed consolidated financial statements).

On an adjusted basis, these costs have been excluded in both periods.

Operating profit
Reported operating profit increased $124 million, or 20%, for the first quarter of 2020. On an adjusted basis operating profit increased $130 million, or 11%, for the first quarter of 2020, versus 2019.

On a reported basis, operating profit increased $124 million, or 20% due to lower depreciation and amortization related to the merger, higher price and the impact of cost reduction and productivity initiatives. The first quarter 2020 included $131 million in cost reduction program and other charges. The first quarter 2019 included $89 million of merger-related charges.

On an adjusted basis, which excludes the impacts of purchase accounting relating to the merger and cost reduction programs and other charges, operating profit increased $130 million, or 11%, in the quarter driven by higher price and the impacts of cost reduction programs and productivity initiatives which more than offset the impacts of unfavorable currency impacts and cost inflation. A discussion of operating profit by segment is included in the segment discussion that follows.

Interest expense - net
Reported interest expense - net increased $1 million, or 4%, for the first quarter. On an adjusted basis interest expense decreased $4 million, or 8%, for the first quarter versus the respective 2019 period.

On a reported basis, interest expense - net increased $1 million in the quarter primarily driven by purchase accounting impacts.

On an adjusted basis, interest expense - net decreased $4 million for the quarter primarily due to a lower effective borrowing rate driven by lower long-term debt outstanding and higher levels of commercial paper borrowings at lower interest rates partially offset by the impact of unfavorable foreign currency revaluation on an unhedged intercompany loan.

Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost was a benefit of $45 million in 2020 versus a cost of $15 million in 2019. The first quarter of 2019 included the impact of a $51 million charge related to the settlement of a U.S. nonqualified plan (see Note 8 to the condensed consolidated financial statements). Excluding the impact of the settlement charge, net pension and OPEB cost (benefit), excluding service cost decreased $9 million driven primarily by the benefit of lower interest cost.

Effective tax rate
The reported effective tax rate ("ETR") for the three months ended March 31, 2020 and 2019 was 21.9% and 24.5%, respectively.

On an adjusted basis, the ETR for the first quarters of 2020 and 2019 was 23.9% and 23.5%, respectively.

Income from equity investments
Reported income from equity investments for the first quarters of 2020 and 2019 was $17 million and $34 million, respectively. On an adjusted basis, income from equity investments for the first quarters of 2020 and 2019 was $31 million and $48 million, respectively. The decrease in both the reported and adjusted income from equity investments was driven by unfavorable foreign currency revaluation impacts on an unhedged loan of an investment in EMEA.

Noncontrolling interests from continuing operations
At March 31, 2020, noncontrolling interests from continuing operations consisted primarily of non-controlling shareholders' investments in APAC (primarily China) and surface technologies.

Reported and adjusted noncontrolling interests from continuing operations increased $5 million for the first quarter versus the respective 2019 period primarily driven by higher income from continuing operations.

Income from continuing operations
Reported income from continuing operations increased $136 million, or 31%, for the first quarter 2020 versus the 2019 period, primarily due to higher operating profit, net pension and OPEB cost (benefit), excluding service cost and a lower effective tax rate.

On an adjusted basis, which excludes the impacts of purchase accounting and other non-GAAP adjustments, income from continuing operations increased $82 million, or 9%, for the quarter, primarily due to higher adjusted operating profit and favorable changes in net pension and OPEB cost (benefit), excluding service costs partially offset by a higher adjusted ETR and lower adjusted income from equity investments.

Diluted earnings per share from continuing operations
Reported diluted earnings per share from continuing operations increased $0.28, or 35%, for the first quarter 2020 versus the comparable 2019 period.

On an adjusted basis, diluted EPS of $1.89 for the first quarter of 2020 increased 12% versus the respective 2019 period, primarily due to higher income from continuing operations and lower diluted shares outstanding resulting from continued share buyback activity.

Employees
The number of employees at March 31, 2020 was 79,008, a decrease of 1,691 employees from March 31, 2019 primarily driven by decreases from merger-related divestitures and cost reduction actions.

Other Financial Data

EBITDA increased to $1,892 million for the first quarter 2020 from $1,866 million in the respective 2019 periods. Adjusted EBITDA from continuing operations increased to $2,049 million for the first quarter 2020 as compared to $1,972 million in 2019 primarily due to higher income from continuing operations plus depreciation and amortization versus the prior period.

See the "Non-GAAP Reconciliations" for adjusted amounts sections below for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)

Other comprehensive loss for the first quarter of 2020 of $2,680 million resulted primarily from negative currency translation adjustments of $2,715 million during the quarter. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 11 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Condensed Consolidated Statement of Operations.

	Quarter Ended March 31,
(Millions of dollars)	2020	2019	Variance
SALES
Americas	$2,677	$2,702	(1)%
EMEA	1,633	1,682	(3)%
APAC	1,336	1,427	(6)%
Engineering	608	636	(4)%
Other	485	467	4%
Total segment sales	$6,739	$6,914	(3)%
Merger-related divestitures	—	30
Total sales	6,739	6,944

SEGMENT OPERATING PROFIT
Americas	$661	$584	13%
EMEA	355	347	2%
APAC	281	273	3%
Engineering	91	78	17%
Other	(36)	(60)	(40)%
Segment operating profit	$1,352	$1,222	11%
Reconciliation to reported operating profit:
Cost reduction programs and other charges (Note 2)	(131)	(89)
Merger-related divestitures	—	7
Purchase accounting impacts - Linde AG	(488)	(531)
Total operating profit	$733	$609

Americas

	Quarter Ended March 31,
(Millions of dollars)	2020	2019	Variance
Reported sales	$2,677	$2,702	(1)%

Reported operating profit	$661	$584	13%
As a percent of sales	24.7%	21.6%

Quarter Ended March 31, 2020 vs. 2019
% Change
Sales
Factors Contributing to Changes
Volume	2%
Price/Mix	2%
Cost pass-through	(2)%
Currency	(3)%
Acquisitions/divestitures	—%
(1)%

The Americas segment includes Linde's industrial gases operations in approximately 20 Americas countries including the United States, Canada, Mexico and Brazil.

Sales
Sales for the Americas segment decreased $25 million, or 1%, for the first quarter 2020 versus the respective 2019 period. Higher pricing and volume each contributed 2% to sales in the quarter. Higher volumes to the healthcare and food and beverage end markets more than offset lower volumes due to the impact of COVID-19 during the month of March. Currency translation decreased sales by 3% in the quarter primarily driven by the weakening of the Brazilian real, Mexican peso and Canadian dollar against the U.S. Dollar. Cost pass-through decreased sales by 2%, with minimal impact on operating profit.

Operating profit
Operating profit in the Americas segment increased $77 million, or 13%, in the first quarter 2020 versus the respective 2019 period, due primarily to higher pricing and the impact of cost reduction and productivity initiatives which more than offset the unfavorable impacts of currency translation and cost inflation.

EMEA

	Quarter Ended March 31,
(Millions of dollars)	2020	2019	Variance
Reported sales	$1,633	$1,682	(3)%

Reported operating profit	$355	$347	2%
As a percent of sales	21.7%	20.6%

Quarter Ended March 31, 2020 vs. 2019
% Change
Sales
Factors Contributing to Changes
Volume	(1)%
Price/Mix	2%
Cost pass-through	(1)%
Currency	(3)%
Acquisitions/divestitures	—%
(3)%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom.

Sales
EMEA segment sales decreased by $49 million, or 3%, in the first quarter 2020 as compared to the respective 2019 period, primarily driven by unfavorable currency translation due to the weakening of the Euro, British pound and South African rand against the U.S. Dollar. Higher price increased sales by 2% which was partially offset by lower volumes of 1% driven by overall weaker industrial production and the impact of COVID-19 during the month of March. Cost pass-through decreased sales by 1%, with minimal impact on operating profit.

Operating profit
Operating profit for the EMEA segment increased by $8 million, or 2%, in the first quarter of 2020 as compared to the respective 2019 period, driven largely by higher price in the quarter. This was partially offset by lower volumes and the impact of unfavorable currency translation which decreased operating profit in the period.
APAC

	Quarter Ended March 31,
(Millions of dollars)	2020	2019	Variance
Reported sales	$1,336	$1,427	(6)%

Reported operating profit	$281	$273	3%
As a percent of sales	21.0%	19.1%

Quarter Ended March 31, 2020 vs. 2019
% Change
Sales
Factors Contributing to Changes
Volume/Equipment	(5)%
Price/Mix	2%
Cost pass-through	—%
Currency	(3)%
Acquisitions/divestitures	—%
(6)%

The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, South Korea and Taiwan.
Sales

Sales for the APAC segment decreased $91 million, or 6%, for the first quarter versus the respective 2019 period driven primarily by volumes and unfavorable currency. Volumes decreased 5% in the quarter as the impact of COVID-19, primarily in China, and a prior year equipment sale more than offset the contribution of new project start-ups. Higher price contributed 2% to sales in the quarter. Unfavorable currency translation decreased sales by 3% in quarter driven primarily by the weakening of the Chinese yuan, Korean won and India rupee against the U.S. Dollar.

Operating profit
Operating profit in the APAC segment increased $8 million, or 3%, in the first quarter versus the respective 2019 period. Unfavorable currency translation decreased operating profit by 3% for the quarter. Excluding currency impacts, operating profit growth was driven by higher price and the impact of cost reduction programs and productivity initiatives which more than offset the impact of lower volumes.
Engineering

	Quarter Ended March 31,
(Millions of dollars)	2020	2019	Variance
Reported sales	$608	$636	(4)%

Reported operating profit	$91	$78	17%
As a percent of sales	15.0%	12.3%

Quarter Ended March 31, 2020 vs. 2019
% Change
Sales
Factors Contributing to Changes
Volume	(1)%
Currency	(3)%
(4)%
Sales
Engineering segment sales decreased $28 million, or 4%, in the first quarter of 2020 as compared to the respective 2019 period driven primarily by unfavorable currency impacts of 3%. Volume decreased sales by 1% due to project timing.
Operating profit

Engineering segment operating profit increased $13 million, or 17%, in the first quarter of 2020 as compared to the respective 2019 period due primarily to strong project execution and the impact of productivity initiatives.
Other

	Quarter Ended March 31,
(Millions of dollars)	2020	2019	Variance
Reported sales	$485	$467	4%

Reported operating profit (loss)	$(36)	$(60)	(40)%
As a percent of sales	(7.4)%	(12.8)%

Quarter Ended March 31, 2020 vs. 2019
% Change
Sales
Factors Contributing to Changes
Volume/price	6%
Cost pass-through	—%
Currency	(2)%
Acquisitions/divestitures	—%
4%

Other consists of corporate costs and a few smaller businesses including: Surface Technologies, GIST, global helium wholesale, and Electronic Materials; which individually do not meet the quantitative thresholds for separate presentation.

Sales
Sales for Other increased $18 million, or 4%, for the first quarter 2020 versus the respective 2019 period, primarily due to higher helium pricing. Currency translation decreased sales by 2% for the quarter .

Operating profit
Operating profit in Other increased $24 million, in the first quarter 2020 versus the respective 2019 period, due primarily to higher price and the impact of cost reduction and productivity initiatives, partially offset by lower volumes and unfavorable currency translation impacts.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2020 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2020	2019	2020	2019
Euro	20%	0.91	0.88	0.91	0.89
Chinese yuan	6%	6.98	6.75	7.08	6.96
British pound	6%	0.78	0.77	0.81	0.75
Australian dollar	4%	1.52	1.40	1.63	1.42
Brazilian real	4%	4.43	3.77	5.20	4.03
Korean won	3%	1,193	1,126	1,219	1,156
Canadian dollar	3%	1.34	1.33	1.41	1.30
Mexican peso	2%	19.84	19.20	23.67	18.93
Taiwan dollar	2%	30.13	30.82	30.26	29.99
Indian rupee	2%	72.38	70.49	75.63	71.38
South African rand	1%	15.32	14.01	17.84	14.00
Swedish kroner	1%	9.67	9.18	9.91	9.37
Thailand bhat	1%	31.27	31.62	32.75	29.71

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three months ended March 31,
	2020	2019
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$606	$465
Non-cash charges (credits):
Add: Depreciation and amortization	1,142	1,223
Add: Amortization of merger-related inventory step-up	—	10
Add: Deferred income taxes	(107)	(14)
Add: Share-based compensation	43	16
Add: Cost reduction programs and other charges, net of payments (a)	40	(167)
Net income adjusted for non-cash charges	1,724	1,533
Less: Working capital	(270)	(282)
Less: Pension contributions	(17)	(18)
Other	(90)	(165)
Net cash provided by operating activities	$1,347	$1,068
INVESTING ACTIVITIES
Capital expenditures	(803)	(843)
Acquisitions, net of cash acquired	(41)	(152)
Divestitures and asset sales	231	3,455
Net cash provided by (used for) investing activities	$(613)	$2,460
FINANCING ACTIVITIES
Debt increase (decrease) - net	3,112	(1,027)
Issuances (purchases) of common stock - net	(1,815)	(697)
Cash dividends - Linde plc shareholders	(511)	(477)
Noncontrolling interest transactions and other	(27)	(10)
Net cash provided by (used for) financing activities	$759	$(2,211)

Effect of exchange rate changes on cash and cash equivalents	$(179)	$8
Cash and cash equivalents, end-of-period	$4,014	$5,801

(a) See Note 2 to the condensed consolidated financial statements.
Cash Flow from Operations

Cash provided by operations of $1,347 million for the three months ended March 31, 2020 increased $279 million, or 26%, versus 2019. The increase was driven by higher net income adjusted for non-cash charges, lower working capital requirements, and favorable changes in other long-term assets and liabilities.

Linde estimates that total 2020 required contributions to its pension plans will be in the range of $50 million to $80 million, of which $17 million has been made through March 31, 2020. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing
Net cash used for investing of $613 million for the three months ended March 31, 2020 decreased $3,073 million versus 2019, primarily driven by the proceeds from merger-related divestitures in 2019, partially offset by lower capital expenditures and acquisitions.

Capital expenditures for the three months ended March 31, 2020 were $803 million, $40 million lower than the prior year.

Acquisitions for the three months ended March 31, 2020 were $41 million and related primarily to acquisitions in the Americas and APAC. Acquisitions for the three months ended March 31, 2019 were $152 million and related to acquisitions in the Americas.

Divestitures and asset sales for the three months ended March 31, 2020 and 2019 were $231 million and $3,455 million, respectively. The 2019 period includes net proceeds of $3.4 billion from the sale of Linde AG's Americas business (see Note 13 to the condensed consolidated financial statements).
Financing

Cash provided by financing activities was $759 million for the three months ended March 31, 2020 as compared to cash used for financing activities of $2,211 million for the three months ended March 31, 2019. Cash provided by debt was $3,112 million versus cash used for debt of $1,027 million in 2019 primarily due to increased commercial paper borrowings. Net purchases of ordinary shares were $1,815 million in 2020 versus $697 million in 2019 driven by increased share repurchases under approved share repurchase programs. Cash dividends of $511 million increased $34 million from 2019 driven primarily a 10% increase in quarterly dividends per share from 87.5 cents per share to 96.3 cents per share.

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world.  The company has a $5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants.  No borrowings were outstanding under the credit agreement as of March 31, 2020. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

Legal Proceedings

See Note 9 to the condensed consolidated financial statements.

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

	Quarter Ended March 31,
	2020	2019
Adjusted Sales
Reported Sales	6,739	6,944
Less: Merger-related divestitures (d)	—	(30)
Adjusted Sales	6,739	6,914
Adjusted Operating Profit and Operating Margin
Reported operating profit	$733	$609
Less: Merger-related divestitures (d)	—	(7)
Add: Cost reduction programs and other charges	131	89
Add: Purchase accounting impacts - Linde AG (c)	488	531
Total adjustments	619	613
Adjusted operating profit	$1,352	$1,222
Reported percentage change	20.4%
Adjusted percentage change	10.6%
Reported sales	$6,739	$6,944
Adjusted sales (a)	$6,739	$6,914
Reported operating margin	10.9%	8.8%
Adjusted operating margin	20.1%	17.7%
Adjusted Depreciation and amortization
Reported depreciation and amortization	$1,142	$1,223
Less: Purchase accounting impacts - Linde AG (c)	(476)	(521)
Adjusted depreciation and amortization	$666	$702
Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(45)	$15
Add: Pension settlement charges	—	(51)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(45)	$(36)
Adjusted Interest Expense - Net
Reported interest expense - net	$24	$23
Add: Purchase accounting impacts - Linde AG (c)	22	27
Adjusted interest expense - net	$46	$50
Adjusted Income Taxes (a)
Reported income taxes	$165	$140
Add: Purchase accounting impacts - Linde AG (c)	122	127
Add: Cost reduction programs and other charges	36	19
Less: Merger-related divestitures (d)	—	(2)
Total adjustments	158	144
Adjusted income taxes	$323	$284

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$754	$571
Less: Merger-related divestitures (d)	—	(7)
Add: Pension settlement charge	—	51
Add: Purchase accounting impacts - Linde AG (c)	466	504
Add: Cost reduction programs and other charges	131	89
Total adjustments	597	637
Adjusted income before income taxes and equity investments	$1,351	$1,208

Reported Income taxes	$165	$140
Reported effective tax rate	21.9%	24.5%

Adjusted income taxes	$323	$284
Adjusted effective tax rate	23.9%	23.5%
Income from Equity Investments
Reported income from equity investments	$17	$34
Add: Purchase accounting impacts - Linde AG (c)	14	14
Adjusted income from equity investments	$31	$48
Adjusted Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(35)	$(30)
Add: Purchase accounting impacts - Linde AG (c)	(15)	(15)
Total adjustments	(15)	(15)
Adjusted noncontrolling interests from continuing operations	$(50)	$(45)
Adjusted Income from Continuing Operations (b)
Reported income from continuing operations	$571	$435
Add: Pension settlement charge	—	51
Less: Merger-related divestitures (d)	—	(5)
Add: Cost reduction programs and other charges	95	70
Add: Purchase accounting impacts - Linde AG (c)	343	376
Total adjustments	438	492
Adjusted income from continuing operations	$1,009	$927
Adjusted Diluted EPS from Continuing Operations (b)
Reported diluted EPS from continuing operations	$1.07	$0.79
Add: Pension settlement charge	—	0.09
Add: Cost reduction programs and other charges	0.18	0.13
Less: Merger-related divestitures (d)	—	(0.01)
Add: Purchase accounting impacts - Linde AG (c)	0.64	0.69
Total adjustments	0.82	0.90
Adjusted diluted EPS from continuing operations	$1.89	$1.69
Adjusted EBITDA and % of Sales
Income from continuing operations	$571	$435
Add: Noncontrolling interests related to continuing operations	35	30
Add: Net pension and OPEB cost (benefit), excluding service cost	(45)	15
Add: Interest expense	24	23
Add: Income taxes	165	140
Add: Depreciation and amortization	1,142	1,223
EBITDA from continuing operations	$1,892	$1,866

Less: Merger-related divestitures (d)	—	(7)
Add: Cost reduction programs and other charges	131	89
Add: Purchase accounting impacts - Linde AG (c)	26	24
Total adjustments	157	106
Adjusted EBITDA from continuing operations	$2,049	$1,972

Reported sales	$6,739	$6,944
Adjusted sales	$6,739	$6,914
% of sales
EBITDA from continuing operations	28.1%	26.9%
Adjusted EBITDA from continuing operations	30.4%	28.5%

(a) The income tax expense (benefit) on the non-GAAP pre-tax adjustments was determined using the applicable tax rates for the jurisdictions that were utilized in calculating the GAAP income tax expense (benefit) and included both current and deferred income tax amounts.

(b) Net of income taxes which are shown separately in “Adjusted Income Taxes and Effective Tax Rate”.
(c) The company believes that its non-GAAP measures excluding Purchase accounting impacts - Linde AG are useful to investors because: (i) the business combination was a merger of equals in an all-stock merger transaction, with no cash consideration, (ii) the company is managed on a geographic basis and the results of certain geographies are more heavily impacted by purchase accounting than others, causing results that are not comparable at the reportable segment level, therefore, the impacts of purchasing accounting adjustments to each segment vary and are not comparable within the company and when compared to other companies in similar regions, (iii) business management is evaluated and variable compensation is determined based on results excluding purchase accounting impacts, and; (iv) it is important to investors and analysts to understand the purchase accounting impacts to the financial statements.
A summary of each of the adjustments made for Purchase accounting impacts - Linde AG are as follows:
Adjusted Operating Profit and Margin:  The purchase accounting adjustments for the periods presented relate primarily to depreciation and amortization related to the fair value step up of fixed assets and intangible assets (primarily customer related) acquired in the merger.
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

(d) To adjust for the results of Praxair's merger-related divestitures.

Net Debt and Adjusted Net Debt
Net debt is a financial liquidity measure used by investors, financial analysts and management to evaluate the ability of a company to repay its debt. Purchase accounting impacts have been excluded as they are non-cash and do not have an impact on liquidity.

	March 31, 2020	December 31, 2019
(Millions of dollars)
Debt	$16,875	$13,956
Less: cash and cash equivalents	(4,014)	(2,700)
Net debt	12,861	11,256
Less: purchase accounting impacts - Linde AG	(170)	(195)
Adjusted net debt	$12,691	$11,061

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to Item 7A. to Part II of Linde's 2019 Annual Report on Form 10-K for discussion.
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

PART II - OTHER INFORMATION
Linde plc and Subsidiaries

Item 1. Legal Proceedings
See Note 9 to the condensed consolidated financial statements for a description of current legal proceedings.
Item 1A. Risk Factors

We are supplementing the risk factors described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 with the additional risk factor set forth below, which supplements, and to the extent inconsistent, supersedes such risk factors.

The recent novel coronavirus (COVID-19) outbreak could materially adversely affect our results of operations.

The novel strain of the coronavirus identified in China has globally spread and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, vendors and suppliers. There is considerable uncertainty regarding such measures and potential future measures, and restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our results of operations. These restrictions and disruptions could affect our performance on our contracts. Resulting cost increases may not be fully recoverable or adequately covered by insurance, which could impact our profitability.
Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. Risks related to economic conditions are described in our Principal Risks and Uncertainties titled “Weakening economic conditions in markets in which Linde does business may adversely impact its financial results and/or cash flows” and “Macroeconomic factors may impact Linde’s ability to obtain financing or increase the cost of obtaining financing which may adversely impact Linde’s financial results and/or cash flows."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended March 31, 2020 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2020	1,478	$208.00	1,478	$3,408
February 2020	2,289	$205.73	2,289	$2,937
March 2020	5,907	$172.81	5,907	$1,916
First Quarter 2020	9,674	$185.98	9,674	$1,916

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

(2) As of March 31, 2020, the company repurchased $4.1 billion of its ordinary shares pursuant to the 2019 program, leaving an additional $1.9 billion authorized.
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

Linde plc

(Registrant)

Date: May 7, 2020	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer