Form 10-Q
period 2020-06-30
LINDE PLC
filed 2020-07-31
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At June 30, 2020, 525,360,032 ordinary shares (€0.001 par value) of the Registrant were outstanding.

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as: anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. They are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances, including trade conflicts and tariffs; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics, pandemics such as COVID-19 and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from accounting principles generally accepted in the United States of America, International Financial Reporting Standards or adjusted projections, estimates or other forward-looking statements.

Linde plc assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A. Risk Factors in Linde plc’s Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020 and in Item 1A. of Linde plc's Form 10-Q for the period ending March 31, 2020 filed with the SEC on May 7, 2020, which should be reviewed carefully. Please consider Linde plc’s forward-looking statements in light of those risks.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2020	2019
Sales	6,377	7,204
Cost of sales, exclusive of depreciation and amortization	3,619	4,280
Selling, general and administrative	760	884
Depreciation and amortization	1,124	1,195
Research and development	34	45
Cost reduction programs and other charges	249	141
Other income (expense) - net	—	10
Operating Profit	591	669
Interest expense - net	18	10
Net pension and OPEB cost (benefit), excluding service cost	(45)	(24)
Income From Continuing Operations Before Income Taxes and Equity Investments	618	683
Income taxes on continuing operations	164	169
Income From Continuing Operations Before Equity Investments	454	514
Income from equity investments	29	28
Income From Continuing Operations (Including Noncontrolling Interests)	483	542
Income from discontinued operations, net of tax	—	9
Net Income (Including Noncontrolling Interests)	483	551
Less: noncontrolling interests from continuing operations	(25)	(29)
Less: noncontrolling interest from discontinued operations	—	—
Net Income – Linde plc	$458	$522

Net Income – Linde plc
Income from continuing operations	$458	$513
Income from discontinued operations	$—	$9

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$0.87	$0.95
Basic earnings per share from discontinued operations	—	0.02
Basic earnings per share	$0.87	$0.97
Diluted earnings per share from continuing operations	$0.87	$0.94
Diluted earnings per share from discontinued operations	—	0.02
Diluted earnings per share	$0.87	$0.96

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	525,510	542,561
Diluted shares outstanding	529,054	546,488

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Sales	$13,116	$14,148
Cost of sales, exclusive of depreciation and amortization	7,462	8,396
Selling, general and administrative	1,621	1,763
Depreciation and amortization	2,266	2,418
Research and development	78	91
Cost reduction programs and other charges	380	230
Other income (expense) - net	15	28
Operating Profit	1,324	1,278
Interest expense - net	42	33
Net pension and OPEB cost (benefit), excluding service cost	(90)	(9)
Income From Continuing Operations Before Income Taxes and Equity Investments	1,372	1,254
Income taxes on continuing operations	329	309
Income From Continuing Operations Before Equity Investments	1,043	945
Income from equity investments	46	62
Income From Continuing Operations (Including Noncontrolling Interests)	1,089	1,007
Income from discontinued operations, net of tax	2	98
Net Income (Including Noncontrolling Interests)	1,091	1,105
Less: noncontrolling interests from continuing operations	(60)	(59)
Less: noncontrolling interest from discontinued operations	—	(7)
Net Income – Linde plc	$1,031	$1,039

Net Income – Linde plc
Income from continuing operations	$1,029	$948
Income from discontinued operations	$2	$91

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$1.95	$1.74
Basic earnings per share from discontinued operations	—	0.17
Basic earnings per share	$1.95	$1.91
Diluted earnings per share from continuing operations	$1.93	$1.73
Diluted earnings per share from discontinued operations	—	0.17
Diluted earnings per share	$1.93	$1.90

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	528,385	544,033
Diluted shares outstanding	532,112	547,771
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,
	2020	2019
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$483	$551

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	745	(170)
Reclassification to net income	—	—
Income taxes	(1)	8
Translation adjustments	744	(162)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	(7)	(32)
Reclassifications to net income	21	23
Income taxes	(9)	1
Funded status - retirement obligations	5	(8)
Derivative instruments (Note 5):
Current unrealized gain (loss)	20	(3)
Reclassifications to net income	26	—
Income taxes	(10)	1
Derivative instruments	36	(2)
Securities:
Current unrealized gain (loss)	—	9
Securities	—	9
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	785	(163)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,268	388
Less: noncontrolling interests	(43)	(8)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,225	$380

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,091	$1,105

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,995)	(47)
Reclassification to net income	—	12
Income taxes	24	5
Translation adjustments	(1,971)	(30)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	51	(34)
Reclassifications to net income	43	87
Income taxes	(24)	(17)
Funded status - retirement obligations	70	36
Derivative instruments (Note 5):
Current period unrealized gain (loss)	(45)	(20)
Reclassifications to net income	50	—
Income taxes	1	4
Derivative instruments	6	(16)
Securities:
Current year unrealized gain (loss)	—	1
Securities	—	1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,895)	(9)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	(804)	1,096
Less: noncontrolling interests	28	22
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$(776)	$1,118
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$4,941	$2,700
Accounts receivable - net	3,994	4,322
Contract assets	226	368
Inventories	1,715	1,697
Assets held for sale	3	125
Prepaid and other current assets	1,194	1,140
Total Current Assets	12,073	10,352
Property, plant and equipment - net	27,693	29,064
Goodwill	26,580	27,019
Other intangible assets - net	15,504	16,137
Other long-term assets	4,006	4,040
Total Assets	$85,856	$86,612
Liabilities and equity
Accounts payable	$2,816	$3,266
Short-term debt	3,679	1,732
Current portion of long-term debt	2,723	1,531
Contract liabilities	1,693	1,758
Liabilities of assets held for sale	1	2
Other current liabilities	4,183	3,871
Total Current Liabilities	15,095	12,160
Long-term debt	11,078	10,693
Other long-term liabilities	11,746	12,124
Total Liabilities	37,919	34,977
Redeemable noncontrolling interests	13	113
Linde plc Shareholders’ Equity:
Ordinary shares,€0.01 par value, authorized 1,750,000,000 shares, 2020 issued: 552,012,862 ordinary shares; 2019 issued: 552,012,862 ordinary shares	1	1
Additional paid-in capital	40,211	40,201
Retained earnings	16,782	16,842
Accumulated other comprehensive income (loss) (Note 11)	(6,621)	(4,814)
Less: Treasury stock, at cost (2020 – 26,652,830 shares and 2019 – 17,632,318 shares)	(4,836)	(3,156)
Total Linde plc Shareholders’ Equity	45,537	49,074
Noncontrolling interests	2,387	2,448
Total Equity	47,924	51,522
Total Liabilities and Equity	$85,856	$86,612

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$1,031	$1,039
Less: Income from discontinued operations, net of tax and noncontrolling interests	(2)	(91)
Add: Noncontrolling interests from continuing operations	60	59
Income from continuing operations (including noncontrolling interests)	1,089	1,007
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction programs and other charges, net of payments	239	(286)
Amortization of merger-related inventory step-up	—	10
Depreciation and amortization	2,266	2,418
Deferred income taxes	(261)	(110)
Share-based compensation	75	38
Working capital:
Accounts receivable	(118)	(188)
Inventory	(82)	(73)
Prepaid and other current assets	(48)	(76)
Payables and accruals	(27)	(247)
Contract assets and liabilities, net	71	(103)
Pension contributions	(41)	(43)
Long-term assets, liabilities and other	(52)	(274)
Net cash provided by operating activities	3,111	2,073
Investing
Capital expenditures	(1,586)	(1,708)
Acquisitions, net of cash acquired	(41)	(140)
Divestitures and asset sales, net of cash divested	380	4,689
Net cash provided by (used for) investing activities	(1,247)	2,841
Financing
Short-term debt borrowings (repayments) - net	1,945	(11)
Long-term debt borrowings	1,656	45
Long-term debt repayments	(78)	(1,311)
Issuances of ordinary shares	25	55
Purchases of ordinary shares	(1,828)	(1,250)
Cash dividends - Linde plc shareholders	(1,017)	(951)
Noncontrolling interest transactions and other	(148)	(3,222)
Net cash provided by (used for) financing activities	555	(6,645)
Discontinued Operations
Cash provided by operating activities	—	70
Cash used for investing activities	—	(59)
Cash provided by financing activities	—	5
Net cash provided by discontinued operations	—	16
Effect of exchange rate changes on cash and cash equivalents	(178)	(49)
Change in cash and cash equivalents	2,241	(1,764)
Cash and cash equivalents, beginning-of-period	2,700	4,466
Cash and cash equivalents, including discontinued operations	4,941	2,702
Cash and cash equivalents of discontinued operations	—	(16)
Cash and cash equivalents, end-of-period	$4,941	$2,686
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
Accounting Standards Implemented in 2020

•Credit Losses on Financial Instruments –In June 2016, the FASB issued updated guidance on the measurement of credit losses. The guidance introduces a new accounting model for expected credit losses on financial instruments, including trade receivables, based on estimates of current expected credit losses. This guidance is effective for the company beginning in the first quarter 2020 and requires companies to apply the change in accounting on a modified retrospective basis. The adoption of the guidance had an immaterial impact on the consolidated financial statements.
•Simplifying the Test for Goodwill Impairment – In January 2017, the FASB issued updated guidance on the measurement of goodwill. The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The guidance is effective for the company beginning in the first quarter 2020. The adoption of the guidance had no impact on the consolidated financial statements.
•Fair Value Measurement Disclosures - In August 2018, the FASB issued guidance that modifies the disclosure requirements for fair value measurements. The guidance is effective in fiscal year 2020, with early adoption permitted. Certain amendments must be applied prospectively while other amendments must be applied retrospectively. The adoption of the guidance had an immaterial impact on the consolidated financial statements.

Accounting Standards to be Implemented

•Retirement Benefit Disclosures - In August 2018, the FASB issued guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. For Linde, the guidance is effective for the year ending December 31, 2020 and must be applied on a retrospective basis. The company is evaluating the impact this guidance will have on the disclosures in the notes to the consolidated financial statements.

Reclassifications – Certain prior periods' amounts have been reclassified to conform to the current year’s presentation.

Other Developments

While the events surrounding the COVID-19 pandemic continued to evolve during the first six months of 2020 Linde's primary focus was, and continues to be, the health and safety of its employees and the needs of its customers. The spread of COVID-19 has caused the company to modify its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings and events), and the company may take further actions if required by government authorities or that it determines are in the best interests of the company's employees, customers, suppliers and other stakeholders. The ultimate magnitude of COVID-19, including the extent of its impact on the company’s operational results, which could be material, will be determined by the length of time that such circumstances continue, measures taken to prevent its spread, and the demand for the company’s products and services, as well as the effect of governmental and public actions taken in response.

2. Cost Reduction Programs and Other Charges

2020 Charges

Cost reduction programs and other charges were $249 million and $380 million for the quarter and six months ended June 30, 2020, respectively ($187 million and $282 million, after tax). The following table summarizes the activities related to the company's cost reduction charges for the quarter and six months ended June 30, 2020:

	Quarter Ended June 30, 2020
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Americas	$25	$8	$33	$6	$39
EMEA	112	4	116	(3)	113
APAC	1	—	1	(5)	(4)
Engineering	7	7	14	7	21
Other	47	2	49	31	80
Total	$192	$21	$213	$36	$249

	Six Months Ended June 30, 2020
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Americas	$31	$23	$54	$6	$60
EMEA	138	4	142	—	142
APAC	3	2	5	3	8
Engineering	21	7	28	8	36
Other	57	5	62	72	134
Total	$250	$41	$291	$89	$380

Cost Reduction Programs

Total cost reduction program related charges were $213 million and $291 million for the quarter and six months ended June 30, 2020, respectively ($151 million and $207 million after tax).

Severance costs

Severance costs are $192 million and $250 million for the quarter and six months ended June 30, 2020, respectively. As of June 30, 2020 these actions were substantially complete, with the remainder anticipated to be completed by the end of 2021.

Other cost reduction charges

Other cost reduction charges of $21 million and $41 million for the quarter and six months ended June 30, 2020, respectively, are primarily charges related to the execution of the company's synergistic actions including location consolidations and business rationalization projects, software and process harmonization, and associated non-recurring costs.

Merger-related Costs and Other Charges

Linde incurred merger-related costs and other charges which totaled $36 million and $89 million ($36 million and $75 million after tax) for the quarter and six months ended June 30, 2020, respectively.

Cash Requirements

The total cash requirements of the cost reduction program and other charges during the six months ended June 30, 2020 are estimated to be approximately $296 million and are expected to be paid through 2022. Total cost reduction programs and other charges, net of payments in the condensed consolidated statements of cash flows for the six months ended June 30, 2020 also reflects the impact of cash payments of liabilities, including merger-related tax liabilities, accrued as of December 31, 2019.

The following table summarizes the activities related to the company's cost reduction related charges for the six months ended June 30, 2020:

(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Balance, December 31, 2019	$117	$16	$133	$67	$200
2020 Cost Reduction Programs and Other Charges	250	41	291	89	380
Less: Cash payments	(64)	(13)	(77)	(37)	(114)
Less: Non-cash charges	—	(24)	(24)	(64)	(88)
Foreign currency translation and other	1	1	2	2	4
Balance, June 30, 2020	$304	$21	$325	$57	$382

2019 Charges

Cost reduction programs and other charges were $141 million and $230 million for the quarter and six months ended June 30, 2019, respectively ($113 million and $194 million after tax), including merger-related costs of $65 million and $121 million for the quarter and six months ended June 30, 2019, respectively ($52 million and $105 million after tax) and synergy-related charges, primarily severance, of $76 million and $109 million for the quarter and six months ended June 30, 2019, respectively ($61 million and $89 million after tax).

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
3. Supplemental Information
Receivables
For trade receivables an expected credit loss approach was adopted as of January 1, 2020. Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also critically evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $3,982 million and $4,390 million at June 30, 2020 and December 31, 2019 respectively and gross receivables aged greater than one year were $302 million and $249 million at June 30, 2020 and December 31, 2019 respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $3,994 million at June 30, 2020 and $4,322 million at December 31, 2019. Allowances for expected credit losses were $416 million at June 30, 2020 and $306 million at December 31, 2019.  Provisions for expected credit losses were $95 million and $111 million for the six months ended June 30, 2020 and 2019, respectively. The allowance activity in the six months ended June 30, 2020 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	June 30, 2020	December 31, 2019
Inventories
Raw materials and supplies	$387	$396
Work in process	359	331
Finished goods	969	970
Total inventories	$1,715	$1,697

4. Debt
The following is a summary of Linde's outstanding debt at June 30, 2020 and December 31, 2019:

(Millions of dollars)	June 30, 2020	December 31, 2019
SHORT-TERM
Commercial paper and U.S. bank borrowings	$2,944	$996
Other bank borrowings (primarily international)	735	736
Total short-term debt	3,679	1,732
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
2.25% Notes due 2020	300	300
1.75% Euro denominated notes due 2020 (b)	1,129	1,137
0.634% Euro denominated notes due 2020	57	56
4.05% Notes due 2021	500	499
3.875% Euro denominated notes due 2021 (b)	700	711
3.00% Notes due 2021	499	499
0.250% Euro denominated notes due 2022 (b)	1,130	1,129
2.45% Notes due 2022	599	599
2.20% Notes due 2022	499	499
2.70% Notes due 2023	499	499
2.00% Euro denominated notes due 2023 (b)	772	776
5.875% GBP denominated notes due 2023 (b)	423	456
1.20% Euro denominated notes due 2024	616	615
1.875% Euro denominated notes due 2024 (b)	360	361
2.65% Notes due 2025	398	398
1.625% Euro denominated notes due 2025	557	556
3.20% Notes due 2026	725	725
3.434% Notes due 2026	196	196
1.652% Euro denominated notes due 2027	93	93
0.250% Euro denominated notes due 2027 (c)	840	—
1.00% Euro denominated notes due 2028 (b)	886	872
1.90% Euro denominated notes due 2030	117	118
0.550% Euro denominated notes due 2032 (c)	835	—
3.55% Notes due 2042	664	662
Other	10	10
International bank borrowings	257	309
Obligations under finance leases	140	149
	13,801	12,224
Less: current portion of long-term debt	(2,723)	(1,531)
Total long-term debt	11,078	10,693
Total debt	$17,480	$13,956

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)June 30, 2020 and December 31, 2019 included a cumulative $18 million and $38 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 5 for additional information.
(c)In May 2020, Linde issued €750 million of 0.250% notes due 2027 and €750 million 0.550% notes due 2032.

The company maintains a $5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expires March 26, 2024. There are no financial maintenance covenants contained within the credit agreement. No borrowings were outstanding under the credit agreement as of June 30, 2020.

5. Financial Instruments
In its normal operations, Linde is exposed to market risks relating to fluctuations in interest rates, foreign currency exchange rates, energy and commodity costs. The objective of financial risk management at Linde is to minimize the negative impact of such fluctuations on the company’s earnings and cash flows. To manage these risks, among other strategies, Linde routinely enters into various derivative financial instruments (“derivatives”) including interest-rate swap and treasury rate lock agreements, currency-swap agreements, forward contracts, currency options, and commodity-swap agreements. These instruments are not entered into for trading purposes and Linde only uses commonly traded and non-leveraged instruments.
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
When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge, cash-flow hedge, or a net investment hedge. Currently, Linde designates all interest-rate and treasury-rate locks as hedges for accounting purposes; however, cross-currency contracts are generally not designated as hedges for accounting purposes. Certain currency contracts related to forecasted transactions are designated as hedges for accounting purposes. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective through the use of a qualitative assessment, then hedge accounting will be discontinued prospectively.
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of June 30, 2020, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2020 and December 31, 2019 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$6,866	$7,936	$41	$62	$87	$37
Forecasted transactions	494	748	10	14	15	15
Cross-currency swaps	981	1,029	44	35	38	40
Commodity contracts	N/A	N/A	1	—	—	—
Total	$8,341	$9,713	$96	$111	$140	$92
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$—	$27	$—	$2	$—	$3
Forecasted transactions	283	464	3	9	12	3
Commodity contracts	N/A	N/A	—	6	4	1
Interest rate swaps	1,892	1,908	52	39	—	—
Total Hedges	$2,175	$2,399	$55	$56	$16	$7
Total Derivatives	$10,516	$12,112	$151	$167	$156	$99

(a)Current assets of $53 million are recorded in prepaid and other current assets; long-term assets of $98 million are recorded in other long-term assets; current liabilities of $112 million are recorded in other current liabilities; and long-term liabilities of $44 million are recorded in other long-term liabilities.

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

Cross-Currency Swaps

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

Net Investment Hedge

As of June 30, 2020, Linde has €3.2 billion ($3.6 billion) intercompany Euro-denominated credit facility loans and intercompany loans which are designated as hedges of the net investment positions in foreign operations. Since hedge inception, exchange rate movements have increased the credit facility loan and intercompany loans by $85 million, with the offsetting loss shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income.

Linde had previously designated Euro-denominated debt instruments as net investment hedges to reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Exchange rate movements of $206 million relating to the previously designated Euro-denominated debt incurred in the financial periods of 2019 and prior will remain in AOCI, until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statement of income. Exchange rate movements related to the Euro-denominated debt occurring after de-designation are shown in the consolidated statement of income.

Interest Rate Swaps

Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability. The notional value of outstanding interest rate swaps of Linde with maturity dates from 2020 through 2028 was $1,892 million at June 30, 2020 and $1,908 million at December 31, 2019 (see Note 6 for further information).

Terminated Treasury Rate Locks
The unrecognized aggregated losses related to terminated treasury rate lock contracts on the underlying $500 million 3.00% fixed-rate notes that mature in 2021 and the $500 million 2.20% fixed-rate notes that mature in 2022 at June 30, 2020 and December 31, 2019 were immaterial in both periods. The unrecognized gains / (losses) for the treasury rate locks are shown in AOCI and are being recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements.

Derivatives' Impact on Consolidated Statements of Income

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$37	$(125)	$32	$69
Other balance sheet items	(29)	4	(70)	2
Total	$8	$(121)	$(38)	$71

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

The amounts of gain or loss recognized in AOCI and reclassified to the consolidated statement of income was immaterial for both the quarter and six months ended June 30, 2020. Net losses expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Assets
Derivative assets	$—	$—	$151	$167	$—	$—
Investments and securities*	21	18	—	—	30	28
Total	$21	$18	$151	$167	$30	$28

Liabilities
Derivative liabilities	$—	$—	$156	$99	$—	$—

* Investments and securities are recorded in prepaid and other current assets and other long-term assets in the company's condensed consolidated balance sheets.

Level 1 investments and securities are marketable securities traded on an exchange. Level 2 investments are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions. Level 3 investments and securities consist of a venture fund within the Americas. For the valuation, Linde uses the net asset value received as part of the fund's quarterly reporting, which for the most part is not based on quoted prices in active markets. In order to reflect current market conditions, Linde proportionally adjusts these by observable market data (stock exchange prices) or current transaction prices.

The following table summarizes the changes in level 3 investments and securities for the six months ended June 30, 2020. Gains (losses) recognized in earnings are recorded to interest expense - net in the company's consolidated statements of income.

(Millions of dollars)	2020
Balance at January 1	$28
Additions	—
Gains (losses) recognized in earnings	2
Balance at June 30	$30

The fair value of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments.
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At June 30, 2020, the estimated fair value of Linde’s long-term debt portfolio was $14,223 million versus a carrying value of $13,801 million. At December 31, 2019, the estimated fair value of Linde’s long-term debt portfolio was $12,375 million versus a carrying value of $12,224 million. As Linde AG's assets and liabilities were measured at estimated fair value as of the merger date, differences between the carrying value and the fair value are insignificant; remaining differences are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

7. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Income from continuing operations, Income from discontinued operations and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator (Millions of dollars)
Income from continuing operations	$458	$513	$1,029	$948
Income from discontinued operations	—	9	2	91
Net Income – Linde plc	$458	$522	$1,031	$1,039
Denominator (Thousands of shares)
Weighted average shares outstanding	525,238	542,356	528,118	543,834
Shares earned and issuable under compensation plans	272	205	267	199
Weighted average shares used in basic earnings per share	525,510	542,561	528,385	544,033
Effect of dilutive securities
Stock options and awards	3,544	3,927	3,727	3,738
Weighted average shares used in diluted earnings per share	529,054	546,488	532,112	547,771
Basic earnings per share from continuing operations	$0.87	$0.95	$1.95	$1.74
Basic earnings per share from discontinued operations	—	0.02	—	0.17
Basic Earnings Per Share	$0.87	$0.97	$1.95	$1.91
Diluted earnings per share from continuing operations	$0.87	$0.94	$1.93	$1.73
Diluted earnings per share from discontinued operations	—	0.02	—	0.17
Diluted Earnings Per Share	$0.87	$0.96	$1.93	$1.90
There were no antidilutive shares for any period presented.
8. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and six months ended June 30, 2020 and 2019 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2020	2019	2020	2019	2020	2019	2020	2019
Amount recognized in Operating Profit
Service cost	$36	$39	$—	$—	$73	$78	$1	$1
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	50	65	2	1	102	133	3	3
Expected return on plan assets	(118)	(113)	—	—	(238)	(232)	—	—
Net amortization and deferral	22	14	(1)	(1)	45	28	(2)	(2)
Curtailment and termination benefits (a)	—	10	—	—	—	10	—	—
Settlement charge (b)	—	—	—	—	—	51	—	—
	(46)	(24)	1	—	(91)	(10)	1	1
Net periodic benefit cost	$(10)	$15	$1	$—	$(18)	$68	$2	$2

(a) In the second quarter of 2019, Linde recorded a curtailment gain of $7 million and a charge of $17 million for termination benefits in connection with a defined benefit pension plan freeze.

(b) In the first quarter of 2019, benefits of $91 million were paid related to the settlement of a U.S. non-qualified plan that was triggered due to a change in control provision. Accordingly, Linde recorded a pension settlement charge of $51 million ($38 million after tax).
Linde estimates that 2020 required contributions to its pension plans will be in the range of $50 million to $80 million, of which $41 million have been made through June 30, 2020.
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
Significant matters are:
•During 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During 2009, the company decided that it was economically beneficial to settle many of its outstanding federal tax disputes and such disputes were enrolled in the Refis Program, subject to final calculation and review by the Brazilian federal government. The company recorded estimated liabilities based on the terms of the Refis Program. Since 2009, Linde has been unable to reach final agreement on the calculations and initiated litigation against the government in an attempt to resolve certain items. Open issues relate to the following matters: (i) application of cash deposits and net operating loss carryforwards to satisfy obligations and (ii) the amount of tax reductions available under the Refis Program. It is difficult to estimate the timing of resolution of legal matters in Brazil.
•At June 30, 2020 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $190 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.
•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais ($403 million) on White Martins, the Brazil-based subsidiary of Praxair, Inc. The fine was reduced to R$1.7 billion Brazilian reais ($311 million) due to a calculation error made by CADE. The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE has filed an appeal with the Superior Court of Justice and a decision is pending.
Similarly, on September 1, 2010, CADE imposed a civil fine of R$237 million Brazilian reais ($43 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to R$188 million Brazilian reais ($34 million) due to a calculation error made by CADE. The fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Seventh Federal Court of Brasilia. CADE filed an appeal with the Superior Court of Justice, and a final decision is pending.
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
•On and after April 23, 2019 former shareholders of Linde AG filed appraisal proceedings at the District Court (Landgericht) Munich I (Germany), seeking an increase of the cash consideration paid in connection with the previously completed cash merger squeeze-out of all of Linde AG’s minority shareholders for €189.46 per share. Any such increase would apply to all 14,763,113 Linde AG shares that were outstanding on April 8, 2019, when the cash merger squeeze-out was completed. The period for plaintiffs to file claims expired on July 9, 2019. The company believes the consideration paid was fair and that the claims lack merit, and no reserve has been established. We cannot estimate the timing of resolution.

10. Segments

For a description of Linde plc's operating segments, refer to Note 20 to the consolidated financial statements on Linde plc's 2019 Annual Report on Form 10-K.
The table below presents sales and operating profit information about reportable segments and Other for the quarters ended June 30, 2020 and 2019.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
SALES(a)
Americas	$2,417	$2,779	$5,094	$5,481
EMEA	1,448	1,673	3,081	3,355
APAC	1,295	1,488	2,631	2,915
Engineering	810	752	1,418	1,388
Other	407	487	892	954
Total segment sales	$6,377	$7,179	$13,116	$14,093
Merger-related divestitures	—	25	—	55
Total sales	$6,377	$7,204	$13,116	$14,148

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
SEGMENT OPERATING PROFIT
Americas	$622	$646	$1,283	$1,230
EMEA	303	332	658	679
APAC	294	304	575	577
Engineering	138	99	229	177
Other	(40)	(62)	(76)	(122)
Segment operating profit	1,317	1,319	2,669	2,541
Cost reduction programs and other charges (Note 2)	(249)	(141)	(380)	(230)
Merger-related divestitures	—	6	—	13
Purchase accounting impacts - Linde AG	(477)	(515)	(965)	(1,046)
Total operating profit	$591	$669	$1,324	$1,278

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were not material.

11. Equity
Equity
A summary of the changes in total equity for the quarter and six months ended June 30, 2020 and 2019 is provided below:

	Quarter Ended June 30,
(Millions of dollars)	2020			2019
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests (a)	Total Equity
Balance, beginning of period (a)	$44,776	$2,375	$47,151	$51,175	$5,457	$56,632
Net income (b)	458	25	483	522	29	551
Other comprehensive income (loss)	767	18	785	(142)	(21)	(163)
Noncontrolling interests:
Additions (reductions)	—	13	13	—	(3,074)	(3,074)
Dividends and other capital changes	—	(44)	(44)	—	(76)	(76)
Dividends to Linde plc ordinary share holders ($0.963 per share in 2020 and $0.875 per share in 2019)	(506)	—	(506)	(474)	—	(474)
Issuances of common stock:
For employee savings and incentive plans	10	—	10	(13)	—	(13)
Purchases of common stock	—	—	—	(526)	—	(526)
Share-based compensation	32	—	32	22	—	22
Balance, end of period	$45,537	$2,387	$47,924	$50,564	$2,315	$52,879

	Six Months Ended June 30,
(Millions of dollars)	2020			2019
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests (a)	Total Equity
Balance, beginning of period (a)	$49,074	$2,448	$51,522	$51,596	$5,484	$57,080
Net income (b)	1,031	60	1,091	1,039	65	1,104
Other comprehensive income (loss)	(1,807)	(88)	(1,895)	79	(88)	(9)
Noncontrolling interests:
Additions (reductions)	—	15	15	—	(3,066)	(3,066)
Dividends and other capital changes	—	(48)	(48)	—	(80)	(80)
Dividends to Linde plc ordinary share holders ($1.926 per share in 2020 and $1.75 per share in 2019)	(1,017)	—	(1,017)	(951)	—	(951)
Issuances of common stock:
For employee savings and incentive plans	(8)	—	(8)	(7)	—	(7)
Purchases of common stock	(1,811)	—	(1,811)	(1,230)	—	(1,230)
Share-based compensation	75	—	75	38	—	38
Balance, end of period	$45,537	$2,387	$47,924	$50,564	$2,315	$52,879

(a) As of the beginning of both periods ended June 30, 2019, noncontrolling interests included approximately $3.2 billion relating to the 8% of Linde AG shares which were not tendered in the Exchange Offer and were the subject of a cash-merger squeeze-out completed on April 8, 2019.
(b) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarters and six months ended June 30, 2020 and June 30, 2019 which is not part of total equity.

The components of AOCI are as follows:

	June 30,	December 31,
(Millions of dollars)	2020	2019
Cumulative translation adjustment - net of taxes:
Americas	$(4,090)	$(3,357)
EMEA	(876)	(136)
APAC	(455)	(140)
Engineering	(43)	(29)
Other	201	282
	(5,263)	(3,380)
Derivatives - net of taxes	(21)	(27)
Pension / OPEB (net of $422 million and $446 million tax benefit in June 30, 2020 and December 31, 2019, respectively)	(1,337)	(1,407)
	$(6,621)	$(4,814)

12. Revenue Recognition
Revenue is accounted for in accordance with ASC 606. Revenue is recognized as control of goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to receive in exchange for the goods or services.
Contracts with Customers
Approximately 82% of Linde's consolidated sales are generated from industrial gases and related products in three geographic segments (Americas, APAC, and EMEA) and the remaining 18% is related primarily to the Engineering segment, and to a lesser extent Other (see Note 10 for operating segment details). Linde serves a diverse group of industries including healthcare, petroleum refining, energy, manufacturing, food, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment.
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
The company’s performance obligations related to on-site customers are satisfied over time as customers receive and obtain control of the product. Linde has elected to apply the practical expedient for measuring progress towards the completion of a performance obligation and recognizes revenue as the company has the right to invoice each customer, which generally corresponds with product delivery. Accordingly, revenue is recognized when product is delivered to the customer and the company has the right to invoice the customer in accordance with the contract terms. Consideration in these contracts is generally based on pricing which fluctuates with various price indices. Variable components of consideration exist within on-

site contracts but are considered constrained.
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $226 million and $368 million at June 30, 2020 and December 31, 2019, respectively. Total contract liabilities are $2,121 million at June 30, 2020 (current of $1,693 million and $428 million within other long-term liabilities in the condensed consolidated balance sheets). Total contract liabilities were $2,106 million at December 31, 2019 (current contract liabilities of $1,758 million, classified as deferred income within other current liabilities and $348 million in other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the six months ended June 30, 2020 that was included in the contract liability at December 31, 2019 was $708 million. Contract assets and liabilities primarily relate to the Linde Engineering business.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarter and six months ended June 30, 2020 and June 30, 2019.

(Millions of dollars)	Quarter Ended June 30, 2020
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$634	$415	$459	$—	$29	$1,537	24%
On-Site	559	304	466	—	—	1,329	21%
Packaged Gas	1,210	719	362	—	6	2,297	36%
Other	14	10	8	810	372	1,214	19%
Total	$2,417	$1,448	$1,295	$810	$407	$6,377	100%

(Millions of dollars)	Quarter Ended June 30, 2019
Sales	Americas	EMEA	APAC	Engineering	Other (a)	Total	%

Merchant	$735	$476	$551	$—	$53	$1,815	25%
On-Site	699	355	515	—	—	1,569	22%
Packaged Gas	1,315	842	380	—	6	2,543	35%
Other	30	—	42	752	453	1,277	18%
Total	$2,779	$1,673	$1,488	$752	$512	$7,204	100%

(Millions of dollars)	Six months ended June 30, 2020
Sales	Americas	EMEA	APAC	Engineering	Other (a)	Total	%

Merchant	$1,360	$885	$918	$—	$76	$3,239	25%
On-Site	1,209	647	958	—	—	2,814	21%
Packaged Gas	2,485	1,530	722	—	11	4,748	36%
Other	40	19	33	1,418	805	2,315	18%
Total	$5,094	$3,081	$2,631	$1,418	$892	$13,116	100%

(Millions of dollars)	Six Months Ended June 30, 2019
Sales	Americas	EMEA	APAC	Engineering	Other (a)	Total	%

Merchant	$1,438	$903	$1,048	$—	$84	$3,473	25%
On-Site	1,401	732	1,026	—	—	3,159	22%
Packaged Gas	2,600	1,716	767	—	6	5,089	36%
Other	42	4	74	1,388	919	2,427	17%
Total	$5,481	$3,355	$2,915	$1,388	$1,009	$14,148	100%

(a) Other/Other includes $25 million and $55 million for the second quarter and six months ended June 30, 2019, respectively, of merger-related divestitures that have been excluded from segment sales.

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

13. Merger-related Divestitures
As described in Note 4 of Linde plc's Annual Report on Form 10-K, as a condition of the European Commission ("EC"), the U.S. Department of Justice ("DOJ"), and other governmental regulatory authorities approval of the merger, Linde plc, Praxair and Linde AG were required to divest several businesses, including the following transactions that were completed in 2019 and 2020:

•In March 2019, Linde completed the sale of the majority of Linde AG’s industrial gases business in North America and certain industrial gases business activities of Linde AG's in South America for approximately $2.9 billion in net cash consideration after purchase price adjustments for certain items relating to assets and liabilities of the sold businesses. In addition, divestitures include approximately $0.5 billion of proceeds for incremental plant sales within the Americas under other agreements.
•In April 2019, Linde completed the sale of selected assets of Linde Korea with a sale price of $1.2 billion.
•In July 2019, Linde completed the sale of select assets of Praxair India with a sale price of $218 million and resulted in a gain of $164 million recognized in "Net gain on sale of businesses" in the consolidated statement of income.
•In December 2019, Linde completed the sale of select assets of Linde India with a sale price of $193 million.
•In March 2020, Linde completed the sale of select assets of Linde China with a sale price of $98 million.

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
        Consolidated Results
The following table provides summary information for the quarter and six months ended June 30, 2020 and 2019. The reported amounts are GAAP amounts from the Consolidated Statement of Operations. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars, except per share data)	2020	2019	Variance	2020	2019	Variance
Sales	$6,377	$7,204	(11)%	$13,116	$14,148	(7)%
Cost of sales, exclusive of depreciation and amortization	$3,619	$4,280	(15)%	$7,462	$8,396	(11)%
As a percent of sales	56.8%	59.4%		56.9%	59.3%
Selling, general and administrative	$760	$884	(14)%	$1,621	$1,763	(8)%
As a percent of sales	11.9%	12.3%		12.4%	12.5%
Depreciation and amortization	$1,124	$1,195	(6)%	$2,266	$2,418	(6)%
Cost reduction programs and other charges (a)	$249	$141	77%	$380	$230	65%
Other income (expense) - net	$—	$10	(100)%	$15	$28	(46)%
Operating profit	$591	$669	(12)%	$1,324	$1,278	4%
Operating margin	9.3%	9.3%		10.1%	9.0%
Interest expense - net	$18	$10	80%	$42	$33	27%
Net pension and OPEB cost (benefit), excluding service cost	$(45)	$(24)	(88)%	$(90)	$(9)	900%
Effective tax rate	26.5%	24.7%		24.0%	24.6%
Income from equity investments	$29	$28	4%	$46	$62	(26)%
Noncontrolling interests from continuing operations	$(25)	$(29)	(14)%	$(60)	$(59)	2%
Income from continuing operations	$458	$513	(11)%	$1,029	$948	9%
Diluted earnings per share from continuing operations	$0.87	$0.94	(7)%	$1.93	$1.73	12%
Diluted shares outstanding	529,054	546,488	(3)%	532,112	547,771	(3)%
Number of employees	76,662	80,254	(4)%	76,662	80,254	(4)%
Adjusted Amounts (a)
Operating profit	$1,317	$1,319	—%	$2,669	$2,541	5%
Operating margin	20.7%	18.4%		20.3%	18.0%
Effective tax rate	24.3%	23.8%		24.1%	23.7%
Income from continuing operations	$1,005	$1,000	1%	$2,014	$1,927	5%
Diluted earnings per share from continuing operations	$1.90	$1.83	4%	$3.78	$3.52	7%
Other Financial Data (a)
EBITDA from continuing operations	$1,744	$1,892	(8)%	$3,636	$3,758	(3)%
As percent of sales	27.3%	26.3%		27.7%	26.6%
Adjusted EBITDA from continuing operations	$2,016	$2,041	(1)%	$4,065	$4,013	1%
As percent of sales	31.6%	28.4%		31.0%	28.5%

(a) Adjusted amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Reconciliations" sections of this MD&A.

Reported
In the second quarter of 2020, Linde's reported sales were $6,377 million, 7% below the prior year, excluding currency translation impacts, primarily due to lower volumes due to the global macroeconomic slowdown as a result of the COVID-19 pandemic, partially offset by higher pricing across all geographic segments and new project start-ups, including Engineering. Reported operating profit for the second quarter of 2020 of $591 million, or 9.3% of sales, was 12% below the prior year primarily due to higher cost reduction programs and other charges, partially offset by lower amortization of the fair value of fixed assets and intangible assets acquired in the merger. The reported effective tax rate ("ETR") was 26.5% in the second quarter 2020 versus 24.7% in the second quarter 2019. Diluted earnings per share from continuing operations ("EPS") was $0.87, or 7% below reported EPS of $0.94 in the second quarter of 2019 primarily due to lower income from continuing operations driven by higher cost reduction program charges, partially offset by lower diluted shares outstanding.

Adjusted
In the second quarter of 2020, Linde's sales were $6,377 million, 7% below the prior year, excluding currency translation impacts, primarily due to lower volumes due to the global macroeconomic slowdown as a result of the COVID-19 pandemic, partially offset by higher price across all geographic segments and new project start-ups, including Engineering. Adjusted operating profit of $1,317 million, or 20.7% of sales, was flat as compared to 2019 with a 230 basis point increase as a percentage of sales as the impacts of higher price and the cost reduction programs and productivity initiatives offset the impact from lower volumes. The adjusted ETR was 24.3% in the second quarter 2020 versus 23.8% in the 2019 quarter. On an adjusted basis, EPS was $1.90, 4% above the 2019 adjusted EPS of $1.83, driven by higher adjusted income from continuing operations and lower diluted shares outstanding.
Outlook

Linde believes that its project backlog is one indicator of future sales growth. The company’s sale of gas backlog represents estimated capital expenditures over $5 million for customer projects, secured by long-term contracts that lead to incremental sales and earnings growth.  Linde’s sale of gas and sale of equipment backlog of approximately $8.6 billion provides a strong growth foundation for the next several years. Of this backlog, approximately $3.6 billion is for sale of gas projects where APAC and Americas represent 69% percent and 23% percent of the backlog, respectively, and the remaining backlog in EMEA.  These plants will primarily supply customers in the electronics, chemicals and energy end-markets.

The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s operational results, will be determined by the length of time that such circumstances continue, measures taken to prevent its spread, and the demand for the Company’s products and services, as well as the effect of governmental and public actions taken in response.

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

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended June 30, 2020 vs. 2019	Six Months Ended June 30, 2020 vs. 2019
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(7)%	(5)%
Price/Mix	2%	2%
Cost pass-through	(1)%	(1)%
Currency	(4)%	(3)%
Acquisitions/divestitures	(1)%	—%
	(11)%	(7)%

Sales
Reported sales decreased $827 million, or 11%, for the second quarter and decreased $1,032 million, or 7% for the six months ended June 30, 2020 versus the respective 2019 periods. On an adjusted basis sales decreased $802 million or 11% for the second quarter and decreased $977 million or 7% compared to the respective 2019 periods.
On a reported and adjusted basis, sales decreased 11%, for the quarter and 7% for the year-to-date period. Volume decreased sales by 7% in the quarter and 5% year to date primarily driven by the impact of COVID-19 in all geographic segments, partially offset by new project start-ups. Higher pricing across all geographic segments contributed 2% to sales in the quarter and year-to-date periods. Currency translation decreased sales by 4% in the quarter and 3% year-to-date periods, respectively, driven by the weakening of the Euro, British pound, Australian dollar, Brazilian real and Chinese yuan against the U.S. dollar. Cost pass-through decreased sales by 1% in both the quarter and year-to-date periods with minimal impact on operating profit. The impact of merger-related divestitures decreased sales by $25 million in the quarter and $55 million in the year-to-date period. These sales have been excluded from the adjusted numbers.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization decreased $661 million, or 15%, for the second quarter and decreased $934 million, or 11% for the six months ended June 30, 2020 primarily due to lower volumes and the impact of productivity initiatives. Cost of sales, exclusive of depreciation and amortization was 56.8% and 56.9% of sales, respectively, for the second quarter and six months ended June 30, 2020 versus 59.4% and 59.3% of sales for the respective 2019 periods. The decrease as a percentage of sales in the quarter and for the six months ended June 30, 2020 was due primarily to lower cost pass-through and the impact of cost reduction programs and productivity initiatives.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") decreased $124 million, or 14%, for the second quarter and decreased $142 million, or 8%, for the six months ended June 30, 2020. SG&A was 11.9% of second quarter sales and 12.4% sales for the six months ended June 30, 2020 versus 12.3% and 12.5% for the respective 2019 periods. Currency impacts decreased SG&A by approximately $30 million in the quarter and $52 million for the six months ended June 30, 2020. Excluding currency impacts, underlying SG&A decreased driven by the impact of cost reduction programs and productivity initiatives.
Depreciation and amortization
Reported depreciation and amortization expense decreased $71 million, or 6%, for the second quarter and decreased $152 million, or 6%, for the six months ended June 30, 2020 primarily due to currency translation impacts and lower amortization of the fair value of fixed assets and intangible assets acquired in the merger.
On an adjusted basis depreciation and amortization decreased $24 million, or 4%, for the second quarter and decreased $60 million, or 4%, primarily due to currency translation impacts which decreased depreciation and amortization by approximately $24 million for the quarter and $45 million for the six months ended June 30, 2020.
Cost reduction programs and other charges
Linde recorded cost reduction programs and other charges of $249 million and $141 million for the second quarter 2020 and 2019, respectively, primarily related to merger and synergy-related costs (see Note 2 to the condensed consolidated financial statements). Cost reduction programs and other charges were $380 million and $230 million, respectively, for the six months ended June 30, 2020 and 2019.

On an adjusted basis, these costs have been excluded in both periods.

Operating profit
Reported operating profit decreased $78 million, or 12%, for the second quarter of 2020 and increased $46 million, or 4% for the six months ended June 30, 2020. On an adjusted basis operating profit decreased $2 million for the second quarter and increased $128 million, or 5%, for the six months ended June 30, 2020.

On a reported basis, operating profit decreased $78 million, or 12%, for the quarter and increased $46 million, or 4% for the six months ended June 30, 2020. The decrease in the quarter was primarily due to lower volumes and higher cost reduction programs and other charges partially offset by higher price and lower depreciation and amortization related to the merger. The increase in the year-to-date period was driven by higher price, lower depreciation and amortization related to the merger, and the impact of cost reduction and productivity initiatives partially offset by higher cost reduction programs and other charges. Cost reduction programs and other charges were $249 million and $380 million for the second quarter and six months ended June 30, 2020, respectively, versus $141 million and $230 million for the respective 2019 periods.

On an adjusted basis, which excludes the impacts of purchase accounting relating to the merger and cost reduction programs and other charges, operating profit decreased $2 million in the quarter and increased $128 million, or 5%, for the six months ended June 30, 2020. For the quarter, operating profit was relatively flat as the impact of lower volumes and unfavorable currency impacts were largely offset by higher price and the impacts of cost reduction programs and productivity initiatives. For the year-to-date period, operating profit growth was driven by higher price and the impacts of cost reduction programs and productivity initiatives which were only partially offset by lower volumes, unfavorable currency impacts and cost inflation. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net increased $8 million, or 80%, for the second quarter and increased $9 million, or 27%, for the six months ended June 30, 2020. On an adjusted basis interest expense increased $5 million, or 14%, for the second quarter and increased $1 million, or 1%, for the six months ended June 30, 2020 versus the respective 2019 period.
On a reported basis, interest expense - net increased $8 million in the quarter and increased $9 million for the six months ended June 30, 2020.
On an adjusted basis, interest expense - net increased $5 million for the quarter and increased $1 million for the six months ended June 30, 2020. The increase in the quarter was driven by lower interest income, partially offset by a lower effective borrowing rate. The increase in the year-to-date period was driven by lower interest income and the impact of unfavorable foreign currency revaluation on an unhedged intercompany loan, partially offset by a lower effective borrowing rate driven by lower long-term debt outstanding and higher levels of commercial paper borrowings at lower interest rates.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost was a benefit of $45 million and $90 million for the quarter and six months ended June 30, 2020, respectively, versus a benefit of $24 million and $9 million for the respective 2019 periods. The 2019 quarter and six month periods included charges of $10 million and $61 million, respectively, related to plan freezes and pension settlements (see Note 8 to the condensed consolidated financial statements). Excluding the impact of the settlement charge, net pension and OPEB cost (benefit), excluding service cost decreased $11 million for the quarter and $20 million for the six months ended June 30, 2020 driven primarily by the benefit of lower interest cost.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter and six months ended June 30, 2020 was 26.5% and 24.0%, respectively, versus 24.7% and 24.6% for the respective 2019 periods. The increase in the ETR for the quarter is primarily due to net tax settlements and lower tax benefits from share option exercises.
On an adjusted basis, the ETR for the quarter and six months ended June 30, 2020 was 24.3% and 24.1%, respectively, versus 23.8% and 23.7% for the respective 2019 periods. The increase in the adjusted ETR in both the quarter and year-to-date periods is primarily due to lower tax benefits from share option exercises.
Income from equity investments
Reported income from equity investments for the second quarter and six months ended June 30, 2020 was $29 million and $46 million, respectively, versus $28 million and $62 million for the respective 2019 periods. On an adjusted basis, income from equity investments for the second quarter and six months ended June 30, 2020 was $43 million and $74 million, respectively, versus $42 million and $90 million, in the prior respective periods. Adjusted income from equity investments was relatively flat for the quarter. The decrease for the year-to-date period was driven by unfavorable foreign currency revaluation impacts on an unhedged loan of an investment in EMEA.

Noncontrolling interests from continuing operations

At June 30, 2020, noncontrolling interests from continuing operations consisted primarily of non-controlling shareholders' investments in APAC (primarily China) and surface technologies.

Reported noncontrolling interests from continuing operations decreased $4 million for the second quarter and increased $1 million for the six months ended June 30, 2020 versus the respective 2019 periods primarily driven by lower income from continuing operations in the quarter and higher income from continuing operations in the year-to-date period.

Adjusted noncontrolling interests from continuing operations decreased $7 million for the second quarter and decreased $2 million for the six months ended June 30, 2020 versus the respective 2019 periods primarily driven by lower income from continuing operations.

Income from continuing operations
Reported income from continuing operations decreased $55 million, or 11%, for the second quarter primarily due to lower operating profit and a higher effective tax rate and increased $81 million, or 9%, for the six months ended June 30, 2020 versus the respective 2019 periods, primarily due to higher overall operating profit, net pension and OPEB cost (benefit), excluding service costs, and a lower ETR, partially offset by lower income from equity investments.

On an adjusted basis, which excludes the impacts of purchase accounting and other non-GAAP adjustments, income from continuing operations increased $5 million, or 1%, for the quarter and increased $87 million, or 5% for the six months ended June 30, 2020 versus the respective 2019 periods. The increase in the quarter was driven by favorable changes in net pension and OPEB cost (benefit), excluding service costs, partially offset by a higher adjusted ETR. The increase in the year-to-date period was primarily due to higher adjusted operating profit and favorable changes in net pension and OPEB cost (benefit), excluding service costs partially offset by a higher adjusted ETR.

Diluted earnings per share from continuing operations
Reported diluted earnings per share from continuing operations decreased $0.07, or 7%, for the second quarter and increased $0.20, or 12% for the six months ended June 30, 2020 versus the comparable 2019 period.

On an adjusted basis, diluted EPS of $1.90 for the second quarter increased $0.07, or 4%, and increased $0.26, or 7% for the six months ended June 30, 2020 versus the respective 2019 periods, primarily due to higher income from continuing operations and lower diluted shares outstanding.

Employees
The number of employees at June 30, 2020 was 76,662, a decrease of 3,592 employees from June 30, 2019 primarily driven by decreases from cost reduction actions and divestitures.

Other Financial Data

EBITDA was $1,744 million for the second quarter 2020 as compared to $1,892 million in the respective 2019 period. EBITDA decreased to $3,636 million for the six months ended June 30, 2020 from $3,758 million in the respective 2019 period. Adjusted EBITDA from continuing operations decreased to $2,016 million for the second quarter 2020 from $2,041 million in the respective 2019 period. Adjusted EBITDA from continuing operations increased to $4,065 million from $4,013 million for the six months ended June 30, 2020 as compared to the respective 2019 period primarily due to higher income from continuing operations plus depreciation and amortization versus the prior period.

See the "Non-GAAP Reconciliations" for adjusted amounts sections below for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)

Other comprehensive income for the second quarter and loss for the six months ended June 30, 2020 of $785 million and $1,895 million, respectively, resulted primarily from positive currency translation adjustments of $744 million during the quarter and negative currency translation adjustments of $1,971 million during the year-to-date period. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 11 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Condensed Consolidated Statement of Operations.

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2020	2019	Variance	2020	2019	%
SALES
Americas	$2,417	$2,779	(13)%	$5,094	$5,481	(7)%
EMEA	1,448	1,673	(13)%	3,081	3,355	(8)%
APAC	1,295	1,488	(13)%	2,631	2,915	(10)%
Engineering	810	752	8%	1,418	1,388	2%
Other	407	487	(16)%	892	954	(7)%
Total segment sales	$6,377	$7,179	(11)%	$13,116	$14,093	(7)%
Merger-related divestitures	—	25			55
Total sales	$6,377	$7,204		$13,116	$14,148

SEGMENT OPERATING PROFIT
Americas	$622	$646	(4)%	$1,283	$1,230	4%
EMEA	303	332	(9)%	658	679	(3)%
APAC	294	304	(3)%	575	577	—%
Engineering	138	99	39%	229	177	29%
Other	(40)	(62)	35%	(76)	(122)	38%
Segment operating profit	$1,317	$1,319	—%	$2,669	$2,541	5%
Reconciliation to reported operating profit:
Cost reduction programs and other charges (Note 2)	(249)	(141)		(380)	(230)
Merger-related divestitures	—	6		—	13
Purchase accounting impacts - Linde AG	(477)	(515)		(965)	(1,046)
Total operating profit	$591	$669		$1,324	$1,278

Americas

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2020	2019	Variance	2020	2019	Variance
Reported sales	$2,417	$2,779	(13)%	$5,094	$5,481	(7)%

Reported operating profit	$622	$646	(4)%	$1,283	$1,230	4%
As a percent of sales	25.7%	23.2%		25.2%	22.4%

	Quarter Ended June 30, 2020 vs. 2019	Six Months Ended June 30, 2020 vs. 2019
	% Change	% Change
	Sales	Sales
Factors Contributing to Changes
Volume	(9)%	(4)%
Price/Mix	2%	2%
Cost pass-through	(1)%	(2)%
Currency	(4)%	(3)%
Acquisitions/divestitures	(1)%	—%
	(13)%	(7)%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico and Brazil.

Sales
Sales for the Americas segment decreased $362 million, or 13%, for the second quarter and decreased $387 million, or 7%, for the six months ended June 30, 2020 versus the respective 2019 periods. Higher pricing contributed 2% to sales in the quarter and year-to-date period. Lower volumes, primarily to the manufacturing and metals end markets due to COVID-19, were partially offset by new project start-ups and higher volumes to the healthcare end market. Currency translation decreased sales by 4% in the quarter and 3% year-to-date period primarily driven by the weakening of the Brazilian real, Mexican peso and Canadian dollar against the U.S. Dollar. Cost pass-through decreased sales by 1%, in the quarter and 2% in the year-to-date periods with minimal impact on operating profit.

Operating profit
Operating profit in the Americas segment decreased $24 million, or 4%, in the second quarter and increased $53 million, or 4%, for the six months ended June 30, 2020 versus the respective 2019 periods. For the quarter, operating profit decreased due primarily to lower volumes and unfavorable currency impacts which were partially offset by higher pricing and new project start-ups. Higher pricing and the impact of cost reduction and productivity initiatives more than offset the unfavorable impacts of currency translation and cost inflation in the year-to-date period.

EMEA

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2020	2019	Variance	2020	2019	Variance
Reported sales	$1,448	$1,673	(13)%	$3,081	$3,355	(8)%

Reported operating profit	$303	$332	(9)%	$658	$679	(3)%
As a percent of sales	20.9%	19.8%		21.4%	20.2%

	Quarter Ended June 30, 2020 vs. 2019	Six Months Ended June 30, 2020 vs. 2019
	% Change	% Change
	Sales	Sales
Factors Contributing to Changes
Volume	(7)%	(4)%
Price/Mix	1%	2%
Cost pass-through	(1)%	(1)%
Currency	(5)%	(4)%
Acquisitions/divestitures	(1)%	(1)%
	(13)%	(8)%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom.

Sales
EMEA segment sales decreased by $225 million, or 13%, in the second quarter and decreased by $274 million, or 8%, for the six months ended June 30, 2020 as compared to the respective 2019 period, primarily driven by lower volumes. Volumes decreased 7% in the quarter and 4% in the year-to-date period driven by overall weaker industrial production and the impact of COVID-19 during the quarter. Unfavorable currency translation decreased sales by 5% in the quarter and 4% in the year-to-date periods due to the weakening of the British pound and South African rand against the U.S. Dollar. Higher price increased sales by 1% in the quarter and 2% in the year-to-date period. Cost pass-through decreased sales by 1% in both periods, with minimal impact on operating profit. Sales decreased 1% in the quarter and year-to-date periods related to the divestiture of a non-core business in Scandinavia.

Operating profit
Operating profit for the EMEA segment decreased by $29 million, or 9%, in the second quarter and decreased $21 million, or 3%, for the six months ended June 30, 2020 as compared to the respective 2019 periods, driven largely by lower volumes and unfavorable impacts of currency translation, partially offset by higher price and the impact of cost reduction programs.
APAC

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2020	2019	Variance	2020	2019	Variance
Reported sales	$1,295	$1,488	(13)%	$2,631	$2,915	(10)%

Reported operating profit	$294	$304	(3)%	$575	$577	—%
As a percent of sales	22.7%	20.4%		21.9%	19.8%

	Quarter Ended June 30, 2020 vs. 2019	Six Months Ended June 30, 2020 vs. 2019
	% Change	% Change
	Sales	Reported
Factors Contributing to Changes
Volume/Equipment	(9)%	(7)%
Price/Mix	1%	2%
Cost pass-through	(1)%	(1)%
Currency	(4)%	(4)%
Acquisitions/divestitures	—%	—%
	(13)%	(10)%

The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, South Korea and Taiwan.
Sales
Sales for the APAC segment decreased $193 million, or 13%, for the second quarter and decreased $284 million, or 10% for the six months ended June 30, 2020 versus the respective 2019 periods driven primarily by volumes and unfavorable currency. Volumes decreased 9% in the quarter and 7% in the year-to-date period as the impact of COVID-19 and a prior year equipment sale more than offset the contribution of new project start-ups. Higher price contributed 1% to sales in the quarter and 2% in the year-to-date period. Unfavorable currency translation decreased sales by 4% in quarter and year-to-date periods driven primarily by the weakening of the Chinese yuan, Korean won and India rupee against the U.S. Dollar.
Operating profit
Operating profit in the APAC segment decreased $10 million, or 3%, in the second quarter and decreased $2 million, for the six months ended June 30, 2020 versus the respective 2019 periods. Lower volumes were partially offset by higher price and the impact of cost reduction and productivity initiatives in both periods. Unfavorable currency translation decreased operating profit by 3% for the quarter.
Engineering

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2020	2019	Variance	2020	2019	Variance
Reported sales	$810	$752	8%	$1,418	$1,388	2%

Reported operating profit	$138	$99	39%	$229	$177	29%
As a percent of sales	17.0%	13.2%		16.1%	12.8%

	Quarter Ended June 30, 2020 vs. 2019	Six Months Ended June 30, 2020 vs. 2019
	% Change	% Change
	Sales	Sales
Factors Contributing to Changes
Volume	10%	5%
Currency	(2)%	(3)%
	8%	2%
Sales
Engineering segment sales increased $58 million, or 8%, in the second quarter and increased $30 million, or 2%, for the six months ended June 30, 2020 as compared to the respective 2019 periods driven primarily by volumes and project start-up timing slightly offset by unfavorable currency impacts of 2% in the quarter and 3% in the year-to-date period.
Operating profit

Engineering segment operating profit increased $39 million, or 39%, in the second quarter and increased $52 million, or 29%, for the six months ended June 30, 2020 as compared to the respective 2019 periods due primarily to strong project execution and the impact of productivity initiatives.
Other

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2020	2019	Variance	2020	2019	Variance
Reported sales	$407	$487	(16)%	$892	$954	(7)%

Reported operating profit (loss)	$(40)	$(62)	35%	$(76)	$(122)	38%
As a percent of sales	(9.8)%	(12.7)%		(8.5)%	(12.8)%

	Quarter Ended June 30, 2020 vs. 2019	Six Months Ended June 30, 2020 vs. 2019
	% Change	% Change
	Sales	Sales
Factors Contributing to Changes
Volume/price	(13)%	(5)%
Cost pass-through	(1)%	—%
Currency	(2)%	(2)%
Acquisitions/divestitures	—%	—%
	(16)%	(7)%

Other consists of corporate costs and a few smaller businesses including: Surface Technologies, GIST, global helium wholesale, and Electronic Materials; which individually do not meet the quantitative thresholds for separate presentation.

Sales
Sales for Other decreased $80 million, or 16%, for the second quarter and decreased $62 million, or 7%, for the six months ended June 30, 2020 versus the respective 2019 periods, primarily due to lower volumes, partially offset by higher price largely due to helium. Currency translation decreased sales by 2% for the quarter and the year-to-date periods.

Operating profit
Operating profit in Other increased $22 million, or 35% in the second quarter and increased $46 million, or 38%, for the six months ended June 30, 2020 versus the respective 2019 periods, due primarily to higher price, the impact of cost reduction and productivity initiatives, partially offset by unfavorable currency translation impacts.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2020 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2020	2019	2020	2019
Euro	22%	0.91	0.89	0.89	0.88
Chinese yuan	7%	7.03	6.78	7.07	6.87
British pound	6%	0.79	0.77	0.81	0.79
Australian dollar	4%	1.52	1.42	1.45	1.42
Brazilian real	3%	4.86	3.84	5.48	3.83
Canadian dollar	3%	1.36	1.33	1.36	1.31
Taiwan dollar	2%	30.01	30.97	29.56	30.99
Korean won	2%	1,206	1,146	1,203	1,155
Mexican peso	2%	21.43	19.16	22.99	19.22
Indian rupee	2%	74.09	70.02	75.51	69.03
South African rand	1%	16.53	14.19	17.35	14.09
Swedish kroner	1%	9.68	9.31	9.32	9.28
Thailand bhat	1%	31.61	31.60	30.91	30.68

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six months ended June 30,
	2020	2019
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,089	$1,007
Non-cash charges (credits):
Add: Depreciation and amortization	2,266	2,418
Add: Amortization of merger-related inventory step-up	—	10
Add: Deferred income taxes	(261)	(110)
Add: Share-based compensation	75	38
Add: Cost reduction programs and other charges, net of payments (a)	239	(286)
Net income adjusted for non-cash charges	3,408	3,077
Less: Working capital	(204)	(687)
Less: Pension contributions	(41)	(43)
Other	(52)	(274)
Net cash provided by operating activities	$3,111	$2,073
INVESTING ACTIVITIES
Capital expenditures	(1,586)	(1,708)
Acquisitions, net of cash acquired	(41)	(140)
Divestitures and asset sales	380	4,689
Net cash provided by (used for) investing activities	$(1,247)	$2,841
FINANCING ACTIVITIES
Debt increase (decrease) - net	3,523	(1,277)
Issuances (purchases) of common stock - net	(1,803)	(1,195)
Cash dividends - Linde plc shareholders	(1,017)	(951)
Noncontrolling interest transactions and other	(148)	(3,222)
Net cash provided by (used for) financing activities	$555	$(6,645)

Effect of exchange rate changes on cash and cash equivalents	$(178)	$(49)
Cash and cash equivalents, end-of-period	$4,941	$2,702

(a) See Note 2 to the condensed consolidated financial statements.
Cash Flow from Operations

Cash provided by operations of $3,111 million for the six months ended June 30, 2020 increased $1,038 million, or 50%, versus 2019. The increase was driven by higher net income adjusted for non-cash charges, lower working capital requirements, lower merger and synergy related cash outflows and favorable changes in other long-term assets and liabilities.
Linde estimates that total 2020 required contributions to its pension plans will be in the range of $50 million to $80 million, of which $41 million has been made through June 30, 2020. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing
Net cash used for investing of $1,247 million for the six months ended June 30, 2020 decreased $4,088 million versus 2019, primarily driven by the proceeds from merger-related divestitures in 2019, partially offset by lower capital expenditures and acquisitions.

Capital expenditures for the six months ended June 30, 2020 were $1,586 million, $122 million lower than the prior year.

Acquisitions for the six months ended June 30, 2020 were $41 million and related primarily to acquisitions in the Americas and APAC. Acquisitions for the six months ended June 30, 2019 were $140 million and related to acquisitions in the Americas.

Divestitures and asset sales for the six months ended June 30, 2020 and 2019 were $380 million and $4,689 million, respectively. The 2019 period includes net proceeds of $3.4 billion from the sale of Linde AG's Americas business and $1.2 billion from the sale of Linde Korea (see Note 13 to the condensed consolidated financial statements).
Financing

Cash provided by financing activities was $555 million for the six months ended June 30, 2020 as compared to cash used for financing activities of $6,645 million for the six months ended June 30, 2019. Cash provided by debt was $3,523 million versus cash used for debt of $1,277 million in 2019 primarily due to the issuance of €1.5 billion bonds and increased commercial paper borrowings. The 2019 quarter and year-to-date periods also include a outflow of approximately $3.2 billion relating to the cash-merger squeeze-out of the 8% of Linde AG shares completed on April 8, 2019 (see Note 11 to the condensed consolidated financial statements). Net purchases of ordinary shares were $1,803 million in 2020 versus $1,195 million in 2019 driven by increased share repurchases under approved share repurchase programs. Cash dividends of $1,017 million increased $66 million from 2019 driven primarily a 10% increase in quarterly dividends per share from 87.5 cents per share to 96.3 cents per share.

In May 2020, Linde issued €750 million of 0.250% notes due 2027 and €750 million 0.550% notes due 2032 (see Note 4 to the condensed consolidated financial statements).

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world.  The company had $4.9 billion of cash as of June 30, 2020, and has a $5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants.  No borrowings were outstanding under the credit agreement as of June 30, 2020. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted Sales
Reported Sales	6,377	7,204	13,116	14,148
Less: Merger-related divestitures (d)	—	(25)	—	(55)
Adjusted Sales	6,377	7,179	13,116	14,093
Adjusted Operating Profit and Operating Margin
Reported operating profit	$591	$669	$1,324	$1,278
Less: Merger-related divestitures (d)	—	(6)	—	(13)
Add: Cost reduction programs and other charges	249	141	380	230
Add: Purchase accounting impacts - Linde AG (c)	477	515	965	1,046
Total adjustments	726	650	1,345	1,263
Adjusted operating profit	$1,317	$1,319	$2,669	$2,541
Reported percentage change	(12)%		4%
Adjusted percentage change	—%		5%
Reported sales	$6,377	$7,204	$13,116	$14,148
Adjusted sales (a)	$6,377	$7,179	$13,116	$14,093
Reported operating margin	9.3%	9.3%	10.1%	9.0%
Adjusted operating margin	20.7%	18.4%	20.3%	18.0%
Adjusted Depreciation and amortization
Reported depreciation and amortization	$1,124	$1,195	$2,266	$2,418
Less: Purchase accounting impacts - Linde AG (c)	(468)	(515)	(944)	(1,036)
Adjusted depreciation and amortization	$656	$680	$1,322	$1,382
Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(45)	$(24)	$(90)	$(9)
Add: Pension settlement charges	—	(10)	—	(61)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(45)	$(34)	$(90)	$(70)
Adjusted Interest Expense - Net
Reported interest expense - net	$18	$10	$42	$33
Add: Purchase accounting impacts - Linde AG (c)	22	25	44	52
Adjusted interest expense - net	$40	$35	$86	$85
Adjusted Income Taxes (a)
Reported income taxes	$164	$169	$329	$309
Add: Purchase accounting impacts - Linde AG (c)	95	119	217	246
Add: Pension settlement charges	—	2	—	15
Add: Cost reduction programs and other charges	62	26	98	32
Less: Merger-related divestitures (d)	—	(2)	—	(4)
Total adjustments	157	145	315	289
Adjusted income taxes	$321	$314	$644	$598

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$618	$683	$1,372	$1,254
Less: Merger-related divestitures (d)	—	(6)	—	(13)
Add: Pension settlement charge	—	10	—	61
Add: Purchase accounting impacts - Linde AG (c)	455	490	921	994
Add: Cost reduction programs and other charges	249	141	380	230
Total adjustments	704	635	1,301	1,272
Adjusted income before income taxes and equity investments	$1,322	$1,318	$2,673	$2,526

Reported Income taxes	$164	$169	$329	$309
Reported effective tax rate	26.5%	24.7%	24.0%	24.6%

Adjusted income taxes	$321	$314	$644	$598
Adjusted effective tax rate	24.3%	23.8%	24.1%	23.7%
Income from Equity Investments
Reported income from equity investments	$29	$28	$46	$62
Add: Purchase accounting impacts - Linde AG (c)	14	14	$28	$28
Adjusted income from equity investments	$43	$42	$74	$90
Adjusted Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(25)	$(29)	$(60)	$(59)
Add: Purchase accounting impacts - Linde AG (c)	(14)	(17)	(29)	(32)
Total adjustments	(14)	(17)	(29)	(32)
Adjusted noncontrolling interests from continuing operations	$(39)	$(46)	$(89)	$(91)
Adjusted Income from Continuing Operations (b)
Reported income from continuing operations	$458	$513	$1,029	$948
Add: Pension settlement charge	—	8	—	46
Less: Merger-related divestitures (d)	—	(4)	—	(9)
Add: Cost reduction programs and other charges	187	115	282	198
Add: Purchase accounting impacts - Linde AG (c)	360	368	703	744
Total adjustments	547	487	985	979
Adjusted income from continuing operations	$1,005	$1,000	$2,014	$1,927
Adjusted Diluted EPS from Continuing Operations (b)
Reported diluted EPS from continuing operations	$0.87	$0.94	$1.93	$1.73
Add: Pension settlement charge	—	0.01	—	0.08
Add: Cost reduction programs and other charges	0.35	0.22	0.53	0.37
Less: Merger-related divestitures (d)	—	(0.01)	—	(0.02)
Add: Purchase accounting impacts - Linde AG (c)	0.68	0.67	1.32	1.36
Total adjustments	1.03	0.89	1.85	1.79
Adjusted diluted EPS from continuing operations	$1.90	$1.83	$3.78	$3.52
Adjusted EBITDA and % of Sales
Income from continuing operations	$458	$513	$1,029	$948
Add: Noncontrolling interests related to continuing operations	25	29	60	59
Add: Net pension and OPEB cost (benefit), excluding service cost	(45)	(24)	(90)	(9)
Add: Interest expense	18	10	42	33
Add: Income taxes	164	169	329	309
Add: Depreciation and amortization	1,124	1,195	2,266	2,418
EBITDA from continuing operations	$1,744	$1,892	$3,636	$3,758

Less: Merger-related divestitures (d)	—	(6)	—	(13)
Add: Cost reduction programs and other charges	249	141	380	230
Add: Purchase accounting impacts - Linde AG (c)	23	14	49	38
Total adjustments	272	149	429	255
Adjusted EBITDA from continuing operations	$2,016	$2,041	$4,065	$4,013

Reported sales	$6,377	$7,204	$13,116	$14,148
Adjusted sales	$6,377	$7,179	$13,116	$14,093
% of sales
EBITDA from continuing operations	27.3%	26.3%	27.7%	26.6%
Adjusted EBITDA from continuing operations	31.6%	28.4%	31.0%	28.5%

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

	June 30, 2020	December 31, 2019
(Millions of dollars)
Debt	$17,480	$13,956
Less: cash and cash equivalents	(4,941)	(2,700)
Net debt	12,539	11,256
Less: purchase accounting impacts - Linde AG	(150)	(195)
Adjusted net debt	$12,389	$11,061

Supplemental Guarantee Information

On June 6, 2020, the company filed a Form S-3 Registration Statement with the SEC ("the Registration Statement").

Linde plc may offer debt securities, preferred shares, depositary shares and ordinary shares under the Registration Statement, and debt securities exchangeable for or convertible into preferred shares, ordinary shares or other debt securities. Debt securities of Linde plc may be guaranteed by Praxair and/or Linde GmbH (previously Linde AG). Linde plc may provide guarantees of debt securities offered by its wholly owned subsidiaries Praxair or Linde Finance under the Registration Statement.

Praxair, Inc. is a wholly owned subsidiary of Linde plc. Praxair may offer debt securities under the Registration Statement. Debt securities of Praxair will be guaranteed by Linde plc, and such guarantees by Linde plc may be guaranteed by Linde

GmbH. Praxair may also provide (i) guarantees of debt securities offered by Linde plc under the Registration Statement and (ii) guarantees of the guarantees provided by Linde plc of debt securities of Linde Finance offered under the Registration Statement.

Linde Finance B.V. is a wholly owned subsidiary of Linde plc. Linde Finance may offer debt securities under the Registration Statement. Linde plc will guarantee debt securities of Linde Finance offered under the Registration Statement. Linde GmbH and Praxair may guarantee Linde plc’s obligations under its downstream guarantee.

Linde GmbH is a wholly owned subsidiary of Linde plc. Linde GmbH may provide (i) guarantees of debt securities offered by Linde plc under the Registration Statement and (ii) upstream guarantees of downstream guarantees provided by Linde plc of debt securities of Praxair or Linde Finance offered under the Registration Statement.

In September 2019, Linde plc provided downstream guarantees of all of the pre-business combination Praxair and Linde Finance notes, and Linde GmbH and Praxair, respectively, provided upstream guarantees of Linde plc’s downstream guarantees.

For further information about the guarantees of the debt securities registered under the Registration Statement (including the ranking of such guarantees, limitations on enforceability of such guarantees and the circumstances under which such guarantees may be released), see “Description of Debt Securities – Guarantees” and “Description of Debt Securities – Ranking” in the Registration Statement, which subsections are incorporated herein by reference.

The company has elected to comply with Rule 13-01 of SEC Regulation S-X in advance of the effective date of January 4, 2021, as permitted by the Adopting Release.

The following tables present summarized financial information for Linde plc, Praxair, Linde GmbH and Linde Finance on a combined basis, after eliminating intercompany transactions and balances between them and excluding investments in and equity in earnings from non-guarantor subsidiaries.

(Millions of dollars)
Statement of Income Data	Six Months Ended June 30, 2020	Three Months Ended March 31, 2020	Twelve Months Ended December 31, 2019
Sales	$3,290	$1,627	$6,510
Operating profit	65	113	592
Net income	28	73	2,271
Transactions with non-guarantor subsidiaries	1,076	424	3,533

Balance Sheet Data (at period end)
Current assets (a)	$3,003	$2,996	$2,137
Long-term assets (b)	18,040	18,363	20,421
Current liabilities (c)	9,269	9,820	6,225
Long-term liabilities (d)	32,935	32,481	35,304

(a) From current assets above, amount due from non-guarantor subsidiaries	$774	$673	$619
(b) From long-term assets above, amount due from non-guarantor subsidiaries	5,307	5,697	7,725
(c) From current liabilities above, amount due to non-guarantor subsidiaries	900	761	737
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	18,365	19,054	21,209

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to Item 7A. to Part II of Linde's 2019 Annual Report on Form 10-K for discussion.

Item 4. Controls and Procedures
(a)Based on an evaluation of the effectiveness of Linde's disclosure controls and procedures, which was made under the supervision and with the participation of management, including Linde's principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the quarterly period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Linde in reports that it files under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to management including Linde's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
(b)There were no changes in Linde's internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, Linde's internal control over financial reporting.

PART II - OTHER INFORMATION
Linde plc and Subsidiaries

Item 1. Legal Proceedings
See Note 9 to the condensed consolidated financial statements for a description of current legal proceedings.
Item 1A. Risk Factors

Through the quarterly period covered by this report, there have been no material changes to the risk factors disclosed in Item 1A to Part I of Linde's Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A to Part II of Linde's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended June 30, 2020 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2020	—	$—	—	$1,916
May 2020	—	$—	—	$1,916
June 2020	—	$—	—	$1,916
Second Quarter 2020	—	$—	—	$1,916

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

(2) As of June 30, 2020, the company repurchased $4.1 billion of its ordinary shares pursuant to the 2019 program, leaving an additional $1.9 billion authorized.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

1.1
Dealer Agreement, dated May 11, 2020, among Linde plc, as Issuer and as Guarantor, Linde Finance B.V., as Issuer, Deutsche Bank Aktiengesellschaft, as Dealer and the other Dealers party thereto (Filed as Exhibit 1.1 to Linde plc's current report on Form 8-K, dated May 26, 2020, Filing No. 1-38730, and incorporated herein by reference)..

4.1
Final Terms of 0.250% Notes due 2027 of Linde Finance B.V. (Filed as Exhibit 4.1 to Linde plc's current report on Form 8-K, dated May 26, 2020, Filing No. 1-38730, and incorporated herein by reference).

4.2
Final Terms of 0.550% Notes due 2032 of Linde Finance B.V. (Filed as Exhibit 4.2 to Linde plc's current report on Form 8-K, dated May 26, 2020, Filing No. 1-38730, and incorporated herein by reference).

4.3
Guarantee and Negative Pledge of Linde plc dated May 11, 2020 (Filed as Exhibit 4.3 to Linde plc's current report on Form 8-K, dated May 26, 2020, Filing No. 1-38730, and incorporated herein by reference).

4.4
Upstream Guarantee to Linde plc provided by Linde GmbH dated May 11, 2020 (Filed as Exhibit 4.4 to Linde plc's current report on Form 8-K, dated May 26, 2020, Filing No. 1-38730, and incorporated herein by reference).

4.5
Upstream Guarantee to Linde plc provided by Praxair, Inc. dated May 11, 2020 (Filed as Exhibit 4.5 to Linde plc's current report on Form 8-K, dated May 26, 2020, Filing No. 1-38730, and incorporated herein by reference).

4.6
Fiscal Agency Agreement, dated May 11, 2020, among Linde plc, as Issuer and as Guarantor, Linde Finance B.V., as Issuer, and Deutsche Bank Aktiengesellschaft, as Fiscal Agent and Paying Agent (Filed as Exhibit 4.6 to Linde plc's current report on Form 8-K, dated May 26, 2020, Filing No. 1-38730, and incorporated herein by reference).

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

Linde plc

(Registrant)

Date: July 31, 2020	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer