Form 10-Q
period 2020-09-30
LINDE PLC
filed 2020-11-05
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At September 30, 2020, 524,856,691 ordinary shares (€0.001 par value) of the Registrant were outstanding.

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as: anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. They are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances, including trade conflicts and tariffs; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics, pandemics such as COVID-19, and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from accounting principles generally accepted in the United States of America, International Financial Reporting Standards or adjusted projections, estimates or other forward-looking statements.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2020	2019
Sales	$6,855	$7,000
Cost of sales, exclusive of depreciation and amortization	3,835	4,061
Selling, general and administrative	770	850
Depreciation and amortization	1,168	1,095
Research and development	36	44
Cost reduction programs and other charges	48	125
Net gain on sale of businesses	—	164
Other income (expense) - net	(29)	11
Operating Profit	969	1,000
Interest expense - net	38	(3)
Net pension and OPEB cost (benefit), excluding service cost	(41)	2
Income From Continuing Operations Before Income Taxes and Equity Investments	972	1,001
Income taxes on continuing operations	265	298
Income From Continuing Operations Before Equity Investments	707	703
Income from equity investments	23	28
Income From Continuing Operations (Including Noncontrolling Interests)	730	731
Income from discontinued operations, net of tax	1	7
Net Income (Including Noncontrolling Interests)	731	738
Less: noncontrolling interests from continuing operations	(31)	(3)
Less: noncontrolling interest from discontinued operations	—	—
Net Income – Linde plc	$700	$735

Net Income – Linde plc
Income from continuing operations	$699	$728
Income from discontinued operations	$1	$7

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$1.33	$1.35
Basic earnings per share from discontinued operations	—	0.01
Basic earnings per share	$1.33	$1.36
Diluted earnings per share from continuing operations	$1.32	$1.34
Diluted earnings per share from discontinued operations	—	0.01
Diluted earnings per share	$1.32	$1.35

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	525,694	539,753
Diluted shares outstanding	530,415	543,616

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Sales	$19,971	$21,148
Cost of sales, exclusive of depreciation and amortization	11,297	12,457
Selling, general and administrative	2,391	2,613
Depreciation and amortization	3,434	3,513
Research and development	114	135
Cost reduction programs and other charges	428	355
Net gain on sale of businesses	—	164
Other income (expense) - net	(14)	39
Operating Profit	2,293	2,278
Interest expense - net	80	30
Net pension and OPEB cost (benefit), excluding service cost	(131)	(7)
Income From Continuing Operations Before Income Taxes and Equity Investments	2,344	2,255
Income taxes on continuing operations	594	607
Income From Continuing Operations Before Equity Investments	1,750	1,648
Income from equity investments	69	90
Income From Continuing Operations (Including Noncontrolling Interests)	1,819	1,738
Income from discontinued operations, net of tax	3	105
Net Income (Including Noncontrolling Interests)	1,822	1,843
Less: noncontrolling interests from continuing operations	(91)	(62)
Less: noncontrolling interest from discontinued operations	—	(7)
Net Income – Linde plc	$1,731	$1,774

Net Income – Linde plc
Income from continuing operations	$1,728	$1,676
Income from discontinued operations	$3	$98

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$3.28	$3.09
Basic earnings per share from discontinued operations	0.01	0.18
Basic earnings per share	$3.29	$3.27
Diluted earnings per share from continuing operations	$3.25	$3.07
Diluted earnings per share from discontinued operations	0.01	0.18
Diluted earnings per share	$3.26	$3.25

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	527,501	542,589
Diluted shares outstanding	531,724	546,507
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,
	2020	2019
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$731	$738

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	696	(1,183)
Reclassification to net income	—	—
Income taxes	7	(6)
Translation adjustments	703	(1,189)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	(49)	(158)
Reclassifications to net income	28	55
Income taxes	(2)	23
Funded status - retirement obligations	(23)	(80)
Derivative instruments (Note 5):
Current unrealized gain (loss)	16	(4)
Reclassifications to net income	(5)	—
Income taxes	(3)	—
Derivative instruments	8	(4)
Securities:
Current unrealized gain (loss)	—	—
Securities	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	688	(1,273)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,419	(535)
Less: noncontrolling interests	(71)	47
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,348	$(488)

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,822	$1,843

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,299)	(1,230)
Reclassification to net income	—	12
Income taxes	31	(1)
Translation adjustments	(1,268)	(1,219)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	2	(192)
Reclassifications to net income	71	142
Income taxes	(26)	6
Funded status - retirement obligations	47	(44)
Derivative instruments (Note 5):
Current period unrealized gain (loss)	(29)	(24)
Reclassifications to net income	45	—
Income taxes	(2)	4
Derivative instruments	14	(20)
Securities:
Current year unrealized gain (loss)	—	1
Securities	—	1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,207)	(1,282)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	615	561
Less: noncontrolling interests	(43)	69
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$572	$630
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$5,199	$2,700
Accounts receivable - net	4,033	4,322
Contract assets	170	368
Inventories	1,733	1,697
Assets held for sale	3	125
Prepaid and other current assets	1,127	1,140
Total Current Assets	12,265	10,352
Property, plant and equipment - net	27,945	29,064
Goodwill	27,239	27,019
Other intangible assets - net	15,731	16,137
Other long-term assets	4,029	4,040
Total Assets	$87,209	$86,612
Liabilities and equity
Accounts payable	$2,903	$3,266
Short-term debt	4,024	1,732
Current portion of long-term debt	1,820	1,531
Contract liabilities	1,714	1,758
Liabilities of assets held for sale	1	2
Other current liabilities	4,330	3,871
Total Current Liabilities	14,792	12,160
Long-term debt	11,959	10,693
Other long-term liabilities	11,866	12,124
Total Liabilities	38,617	34,977
Redeemable noncontrolling interests	13	113
Linde plc Shareholders’ Equity:
Ordinary shares,€0.001 par value, authorized 1,750,000,000 shares, 2020 issued: 552,012,862 ordinary shares; 2019 issued: 552,012,862 ordinary shares	1	1
Additional paid-in capital	40,203	40,201
Retained earnings	16,927	16,842
Accumulated other comprehensive income (loss) (Note 11)	(5,973)	(4,814)
Less: Treasury stock, at cost (2020 – 27,156,171 shares and 2019 – 17,632,318 shares)	(4,983)	(3,156)
Total Linde plc Shareholders’ Equity	46,175	49,074
Noncontrolling interests	2,404	2,448
Total Equity	48,579	51,522
Total Liabilities and Equity	$87,209	$86,612

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$1,731	$1,774
Less: Income from discontinued operations, net of tax and noncontrolling interests	(3)	(98)
Add: Noncontrolling interests from continuing operations	91	62
Income from continuing operations (including noncontrolling interests)	1,819	1,738
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction programs and other charges, net of payments	240	(356)
Amortization of merger-related inventory step-up	—	12
Depreciation and amortization	3,434	3,513
Deferred income taxes	(299)	(125)
Share-based compensation	104	64
Working capital:
Accounts receivable	(76)	(30)
Inventory	(101)	(61)
Prepaid and other current assets	1	(65)
Payables and accruals	(12)	(411)
Contract assets and liabilities, net	89	(35)
Pension contributions	(76)	(69)
Long-term assets, liabilities and other	(128)	(230)
Net cash provided by operating activities	4,995	3,945
Investing
Capital expenditures	(2,373)	(2,667)
Acquisitions, net of cash acquired	(41)	(161)
Divestitures and asset sales, net of cash divested	435	4,960
Net cash provided by (used for) investing activities	(1,979)	2,132
Financing
Short-term debt borrowings (repayments) - net	2,154	(231)
Long-term debt borrowings	2,763	55
Long-term debt repayments	(1,582)	(1,568)
Issuances of ordinary shares	41	60
Purchases of ordinary shares	(2,030)	(1,934)
Cash dividends - Linde plc shareholders	(1,523)	(1,422)
Noncontrolling interest transactions and other	(201)	(3,257)
Net cash provided by (used for) financing activities	(378)	(8,297)
Discontinued Operations
Cash provided by operating activities	—	67
Cash used for investing activities	—	(59)
Cash provided by financing activities	—	5
Net cash provided by discontinued operations	—	13
Effect of exchange rate changes on cash and cash equivalents	(139)	(126)
Change in cash and cash equivalents	2,499	(2,333)
Cash and cash equivalents, beginning-of-period	2,700	4,466
Cash and cash equivalents, including discontinued operations	5,199	2,133
Cash and cash equivalents of discontinued operations	—	(13)
Cash and cash equivalents, end-of-period	$5,199	$2,120
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

Other Developments

While the events surrounding the COVID-19 pandemic continued to evolve during the first nine months of 2020, Linde's primary focus was, and continues to be, the health and safety of its employees and the needs of its customers. The spread of COVID-19 has caused the company to modify its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings and events), and the company may take further actions if required by government authorities or that it determines are in the best interests of the company's employees, customers, suppliers and other stakeholders. The ultimate magnitude of COVID-19, including the extent of its impact on the company’s operational results, will be determined by the length of time that such circumstances continue, measures taken to prevent its spread, and the demand for the company’s products and services, as well as the effect of governmental and public actions taken in response.

2. Cost Reduction Programs and Other Charges

2020 Charges

Cost reduction programs and other charges were $48 million and $428 million for the quarter and nine months ended September 30, 2020, respectively ($36 million and $318 million, after tax). The following table summarizes the activities related to the company's cost reduction charges for the quarter and nine months ended September 30, 2020:

	Quarter Ended September 30, 2020
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Americas	$2	$—	$2	$6	$8
EMEA	17	4	21	5	26
APAC	2	—	2	—	2
Engineering	1	(1)	—	—	—
Other	9	5	14	(2)	12
Total	$31	$8	$39	$9	$48

	Nine Months Ended September 30, 2020
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Americas	$33	$23	$56	$12	$68
EMEA	155	8	163	5	168
APAC	5	2	7	3	10
Engineering	22	6	28	8	36
Other	66	10	76	70	146
Total	$281	$49	$330	$98	$428

Cost Reduction Programs

Total cost reduction program related charges were $39 million and $330 million for the quarter and nine months ended September 30, 2020, respectively ($29 million and $236 million, after tax).

Severance costs

Severance costs were $31 million and $281 million for the quarter and nine months ended September 30, 2020, respectively. As of September 30, 2020 these actions were substantially complete, with the remainder anticipated to be completed during 2021.

Other cost reduction charges

Other cost reduction charges of $8 million and $49 million for the quarter and nine months ended September 30, 2020, respectively, are primarily charges related to the execution of the company's synergistic actions including location consolidations and business rationalization projects, software and process harmonization, and associated non-recurring costs.

Merger-related Costs and Other Charges

Linde incurred merger-related costs and other charges which totaled $9 million and $98 million ($7 million and $82 million, after tax) for the quarter and nine months ended September 30, 2020, respectively.

Cash Requirements

The total cash requirements of the cost reduction program and other charges during the nine months ended September 30, 2020 are estimated to be approximately $338 million and are expected to be paid through 2022. Total cost reduction programs and other charges, net of payments in the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 also reflects the impact of cash payments of liabilities, including merger-related tax liabilities, accrued as of December 31, 2019.

The following table summarizes the activities related to the company's cost reduction related charges for the nine months ended September 30, 2020:

(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Balance, December 31, 2019	$117	$16	$133	$67	$200
2020 Cost Reduction Programs and Other Charges	281	49	330	98	428
Less: Cash payments	(103)	(13)	(116)	(45)	(161)
Less: Non-cash charges	—	(32)	(32)	(71)	(103)
Foreign currency translation and other	8	1	9	4	13
Balance, September 30, 2020	$303	$21	$324	$53	$377

2019 Charges

Cost reduction programs and other charges were $125 million and $355 million for the quarter and nine months ended September 30, 2019, respectively ($90 million and $284 million, after tax), including merger-related and other charges of $92 million and $213 million for the quarter and nine months ended September 30, 2019, respectively ($64 million and $169 million, after tax and noncontrolling interest) and synergy-related charges, primarily severance, of $33 million and $142 million for the quarter and nine months ended September 30, 2019, respectively ($26 million and $115 million, after tax). Merger-related and other charges for the third quarter and nine month period include other charges for an asset impairment related to a joint venture in APAC of approximately $73 million ($42 million, after tax and noncontrolling interests) resulting from an unfavorable arbitration ruling.

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
3. Supplemental Information
Receivables
For trade receivables an expected credit loss approach was adopted as of January 1, 2020. Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,044 million and $4,390 million at September 30, 2020 and December 31, 2019 respectively and gross receivables aged greater than one year were $337 million and $249 million at September 30, 2020 and December 31, 2019 respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $4,033 million at September 30, 2020 and $4,322 million at December 31, 2019. Allowances for expected credit losses were $452 million at September 30, 2020 and $306 million at December 31, 2019.  Provisions for expected credit losses were $136 million and $146 million for the nine months ended September 30, 2020 and 2019, respectively. The allowance activity in the nine months ended September 30, 2020 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	September 30, 2020	December 31, 2019
Inventories
Raw materials and supplies	$400	$396
Work in process	374	331
Finished goods	959	970
Total inventories	$1,733	$1,697

4. Debt
The following is a summary of Linde's outstanding debt at September 30, 2020 and December 31, 2019:

(Millions of dollars)	September 30, 2020	December 31, 2019
SHORT-TERM
Commercial paper and U.S. bank borrowings	$3,230	$996
Other bank borrowings (primarily international)	794	736
Total short-term debt	4,024	1,732
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
2.25% Notes due 2020 (e)	—	300
1.75% Euro denominated notes due 2020 (e),(b)	—	1,137
0.634% Euro denominated notes due 2020	59	56
4.05% Notes due 2021	500	499
3.875% Euro denominated notes due 2021 (b)	723	711
3.00% Notes due 2021	499	499
0.250% Euro denominated notes due 2022 (b)	1,178	1,129
2.45% Notes due 2022	599	599
2.20% Notes due 2022	499	499
2.70% Notes due 2023	499	499
2.00% Euro denominated notes due 2023 (b)	802	776
5.875% GBP denominated notes due 2023 (b)	437	456
1.20% Euro denominated notes due 2024	643	615
1.875% Euro denominated notes due 2024 (b)	375	361
2.65% Notes due 2025	398	398
1.625% Euro denominated notes due 2025	582	556
3.20% Notes due 2026	725	725
3.434% Notes due 2026	196	196
1.652% Euro denominated notes due 2027	97	93
0.250% Euro denominated notes due 2027 (c)	877	—
1.00% Euro denominated notes due 2028 (b)	927	872
1.10% Notes due 2030 (d)	695	—
1.90% Euro denominated notes due 2030	122	118
0.550% Euro denominated notes due 2032 (c)	872	—
3.55% Notes due 2042	664	662
2.00% Notes due 2050 (d)	296	—
Other	10	10
International bank borrowings	355	309
Obligations under finance leases	150	149
	13,779	12,224
Less: current portion of long-term debt	(1,820)	(1,531)
Total long-term debt	11,959	10,693
Total debt	$17,803	$13,956

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)September 30, 2020 and December 31, 2019 included a cumulative $22 million and $38 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 5 for additional information.
(c)In May 2020, Linde issued €750 million of 0.250% notes due 2027 and €750 million of 0.550% notes due 2032.
(d)In August 2020, Linde issued $700 million of 1.100% notes due 2030 and $300 million of 2.000% notes due 2050.
(e)In September 2020, the company repaid €1,000 million of 1.75% notes and $300 million of 2.25% notes that became due.

The company maintains a $5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expires March 26, 2024. There are no financial maintenance covenants contained within the credit agreement. No borrowings were outstanding under the credit agreement as of September 30, 2020.

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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of September 30, 2020, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2020 and December 31, 2019 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$6,714	$7,936	$30	$62	$97	$37
Forecasted transactions	952	748	6	14	12	15
Cross-currency swaps	427	1,029	45	35	6	40
Commodity contracts	N/A	N/A	1	—	—	—
Total	$8,093	$9,713	$82	$111	$115	$92
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$—	$27	$—	$2	$—	$3
Forecasted transactions	479	464	6	9	14	3
Commodity contracts	N/A	N/A	1	6	2	1
Interest rate swaps	1,839	1,908	59	39	—	—
Total Hedges	$2,318	$2,399	$66	$56	$16	$7
Total Derivatives	$10,411	$12,112	$148	$167	$131	$99

(a)Current assets of $47 million are recorded in prepaid and other current assets; long-term assets of $101 million are recorded in other long-term assets; current liabilities of $119 million are recorded in other current liabilities; and long-term liabilities of $12 million are recorded in other long-term liabilities.

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

Net Investment Hedge

As of September 30, 2020, Linde has €2.4 billion ($2.9 billion) intercompany Euro-denominated credit facility loans and intercompany loans which are designated as hedges of the net investment positions in foreign operations. Since hedge inception, exchange rate movements have increased the credit facility loan and intercompany loans by $244 million, with the offsetting loss shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income.

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

Interest Rate Swaps

Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability. The notional value of outstanding interest rate swaps of Linde with maturity dates from 2021 through 2028 was $1,839 million at September 30, 2020 and $1,908 million at December 31, 2019 (see Note 4 for further information).

Terminated Treasury Rate Locks
The unrecognized aggregated losses related to terminated treasury rate lock contracts on the underlying $500 million 3.00% fixed-rate notes that mature in 2021 and the $500 million 2.20% fixed-rate notes that mature in 2022 at September 30, 2020 and December 31, 2019 were immaterial in both periods. The unrecognized gains / (losses) for the treasury rate locks are shown in AOCI and are being recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements.

Derivatives' Impact on Consolidated Statements of Income

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2020	2019	2020	2019
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(74)	$213	$(213)	$282
Other balance sheet items	3	28	(48)	30
Total	$(71)	$241	$(261)	$312

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

The amounts of gain or loss recognized in AOCI and reclassified to the consolidated statement of income was immaterial for both the quarter and nine months ended September 30, 2020. Net losses expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Assets
Derivative assets	$—	$—	$148	$167	$—	$—
Investments and securities*	21	18	—	—	33	28
Total	$21	$18	$148	$167	$33	$28

Liabilities
Derivative liabilities	$—	$—	$131	$99	$—	$—

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

The below summarizes the changes in level 3 investments and securities for the nine months ended September 30, 2020. Gains (losses) recognized in earnings are recorded to interest expense - net in the company's consolidated statements of income.

The level 3 investments and securities as of January 1, 2020 was $28 million. During the year-to-date period there was approximately $2 million of foreign currency movement and $3 million in gains recognized in earnings. The balance as of September 30, 2020 was $33 million.

The fair value of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments.
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At September 30, 2020, the estimated fair value of Linde’s long-term debt portfolio was $14,274 million versus a carrying value of $13,779 million. At December 31, 2019, the estimated fair value of Linde’s long-term debt portfolio was $12,375 million versus a carrying value of $12,224 million. As Linde AG's assets and liabilities were measured at estimated fair value as of the merger date, differences between the carrying value and the fair value are insignificant; remaining differences are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

7. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Income from continuing operations, Income from discontinued operations and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator (Millions of dollars)
Income from continuing operations	$699	$728	$1,728	$1,676
Income from discontinued operations	1	7	3	98
Net Income – Linde plc	$700	$735	$1,731	$1,774
Denominator (Thousands of shares)
Weighted average shares outstanding	525,339	539,504	527,177	542,360
Shares earned and issuable under compensation plans	355	249	324	229
Weighted average shares used in basic earnings per share	525,694	539,753	527,501	542,589
Effect of dilutive securities
Stock options and awards	4,721	3,863	4,223	3,918
Weighted average shares used in diluted earnings per share	530,415	543,616	531,724	546,507
Basic earnings per share from continuing operations	$1.33	$1.35	$3.28	$3.09
Basic earnings per share from discontinued operations	—	0.01	0.01	0.18
Basic Earnings Per Share	$1.33	$1.36	$3.29	$3.27
Diluted earnings per share from continuing operations	$1.32	$1.34	$3.25	$3.07
Diluted earnings per share from discontinued operations	—	0.01	0.01	0.18
Diluted Earnings Per Share	$1.32	$1.35	$3.26	$3.25
There were no antidilutive shares for any period presented.

8. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and nine months ended September 30, 2020 and 2019 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2020	2019	2020	2019	2020	2019	2020	2019
Amount recognized in Operating Profit
Service cost	$38	$34	$1	$—	$111	$112	$2	$1
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	52	61	1	3	154	194	4	6
Expected return on plan assets	(122)	(117)	—	—	(360)	(349)	—	—
Net amortization and deferral	22	17	—	(2)	67	45	(2)	(4)
Curtailment and termination benefits (a)	—	—	—	—	—	10	—	—
Settlement charge (b)	6	40	—	—	6	91	—	—
	(42)	1	1	1	(133)	(9)	2	2
Net periodic benefit cost (benefit)	$(4)	$35	$2	$1	$(22)	$103	$4	$3

(a) In the second quarter of 2019, Linde recorded a curtailment gain of $7 million and a charge of $17 million for termination benefits in connection with a defined benefit pension plan freeze.
(b) In the third quarter of 2020, Linde recorded a pension settlement charge of $6 million ($5 million after tax). In the first quarter of 2019, benefits of $91 million were paid related to the settlement of a U.S. non-qualified plan that was triggered due to a change in control provision. Accordingly, Linde recorded a pension settlement charge of $51 million ($38 million after tax). In the third quarter of 2019, Linde recorded a pension settlement charge of $40 million ($30 million after tax) related to lump sum payments made from a U.S. qualified plan that were triggered by merger-related divestitures.
Linde estimates that 2020 required contributions to its pension plans will be in the range of $85 million to $95 million, of which $76 million have been made through September 30, 2020.

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

•At September 30, 2020 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $190 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.
•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais ($390 million) on White Martins, the Brazil-based subsidiary of Praxair, Inc. The fine was reduced to R$1.7 billion Brazilian reais ($301 million) due to a calculation error made by CADE. The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE has filed an appeal with the Superior Court of Justice and a decision is pending.
Similarly, on September 1, 2010, CADE imposed a civil fine of R$237 million Brazilian reais ($42 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to R$188 million Brazilian reais ($33 million) due to a calculation error made by CADE. The fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Seventh Federal Court of Brasilia. CADE filed an appeal with the Superior Court of Justice, and a final decision is pending.
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
The table below presents sales and operating profit information about reportable segments and Other for the quarters and nine months ended September 30, 2020 and 2019.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2020	2019	2020	2019
SALES(a)
Americas	$2,641	$2,771	$7,735	$8,252
EMEA	1,622	1,634	4,703	4,989
APAC	1,484	1,461	4,115	4,376
Engineering	678	641	2,096	2,029
Other	430	486	1,322	1,440
Total segment sales	$6,855	$6,993	$19,971	$21,086
Merger-related divestitures	—	7	—	62
Total sales	$6,855	$7,000	$19,971	$21,148

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2020	2019	2020	2019
SEGMENT OPERATING PROFIT
Americas	$742	$671	$2,025	$1,901
EMEA	370	335	1,028	1,014
APAC	337	308	912	885
Engineering	106	120	335	297
Other	(40)	(50)	(116)	(172)
Segment operating profit	1,515	1,384	4,184	3,925
Cost reduction programs and other charges (Note 2)	(48)	(125)	(428)	(355)
Net gain on sale of businesses	—	164	—	164
Merger-related divestitures	—	2	—	15
Purchase accounting impacts - Linde AG	(498)	(425)	(1,463)	(1,471)
Total operating profit	$969	$1,000	$2,293	$2,278

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were not material.

11. Equity
Equity
A summary of the changes in total equity for the quarter and nine months ended September 30, 2020 and 2019 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2020			2019
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$45,537	$2,387	$47,924	$50,564	$2,315	$52,879
Net income (b)	700	31	731	735	2	737
Other comprehensive income (loss)	648	40	688	(1,223)	(50)	(1,273)
Noncontrolling interests:
Additions (reductions)	—	11	11	—	113	113
Dividends and other capital changes	—	(65)	(65)	—	(39)	(39)
Dividends to Linde plc ordinary share holders ($0.963 per share in 2020 and $0.875 per share in 2019)	(506)	—	(506)	(471)	—	(471)
Issuances of common stock:
For employee savings and incentive plans	(20)	—	(20)	5	—	5
Purchases of common stock	(213)	—	(213)	(683)	—	(683)
Share-based compensation	29	—	29	26	—	26
Balance, end of period	$46,175	$2,404	$48,579	$48,953	$2,341	$51,294

	Nine Months Ended September 30,
(Millions of dollars)	2020			2019
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests (a)	Total Equity
Balance, beginning of period (a)	$49,074	$2,448	$51,522	$51,596	$5,484	$57,080
Net income (b)	1,731	91	1,822	1,774	67	1,841
Other comprehensive income (loss)	(1,159)	(48)	(1,207)	(1,144)	(138)	(1,282)
Noncontrolling interests:
Additions (reductions)	—	26	26	—	(2,953)	(2,953)
Dividends and other capital changes	—	(113)	(113)	—	(119)	(119)
Dividends to Linde plc ordinary share holders ($2.889 per share in 2020 and $2.625 per share in 2019)	(1,523)	—	(1,523)	(1,422)	—	(1,422)
Issuances of common stock:
For employee savings and incentive plans	(28)	—	(28)	(2)	—	(2)
Purchases of common stock	(2,024)	—	(2,024)	(1,913)	—	(1,913)
Share-based compensation	104	—	104	64	—	64
Balance, end of period	$46,175	$2,404	$48,579	$48,953	$2,341	$51,294

(a) As of the beginning of the nine months ended September 30, 2019, noncontrolling interests included approximately $3.2 billion relating to the 8% of Linde AG shares which were not tendered in the Exchange Offer and were the subject of a cash-merger squeeze-out completed on April 8, 2019.
(b) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarters and nine months ended September 30, 2020 and September 30, 2019 which is not part of total equity.
The components of AOCI are as follows:

	September 30,	December 31,
(Millions of dollars)	2020	2019
Cumulative translation adjustment - net of taxes:
Americas	$(4,070)	$(3,357)
EMEA	(168)	(136)
APAC	(80)	(140)
Engineering	150	(29)
Other	(432)	282
	(4,600)	(3,380)
Derivatives - net of taxes	(13)	(27)
Pension / OPEB (net of $420 million and $446 million tax benefit in September 30, 2020 and December 31, 2019, respectively)	(1,360)	(1,407)
	$(5,973)	$(4,814)

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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $170 million and $368 million at September 30, 2020 and December 31, 2019, respectively. Total contract liabilities are $2,202 million at September 30, 2020 (current of $1,714 million and $488 million within other long-term liabilities in the condensed consolidated balance sheets). Total contract liabilities were $2,106 million at December 31, 2019 (current contract liabilities of $1,758 million, classified as deferred income within other current liabilities and $348 million in other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the nine months ended September 30, 2020 that was included in the contract liability at December 31, 2019 was $1,002 million. Contract assets and liabilities primarily relate to the Linde Engineering business.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarter and nine months ended September 30, 2020 and September 30, 2019.

(Millions of dollars)	Quarter Ended September 30, 2020
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$739	$472	$526	$—	$34	$1,771	26%
On-Site	622	334	528	—	—	1,484	22%
Packaged Gas	1,265	799	413	—	5	2,482	36%
Other	15	17	17	678	391	1,118	16%
Total	$2,641	$1,622	$1,484	$678	$430	$6,855	100%

(Millions of dollars)	Quarter Ended September 30, 2019
Sales	Americas	EMEA	APAC	Engineering	Other (a)	Total	%

Merchant	$760	$474	$523	$—	$52	$1,809	26%
On-Site	676	345	494	—	—	1,515	22%
Packaged Gas	1,303	815	396	—	7	2,521	36%
Other	32	—	48	641	434	1,155	16%
Total	$2,771	$1,634	$1,461	$641	$493	$7,000	100%

(Millions of dollars)	Nine months ended September 30, 2020
Sales	Americas	EMEA	APAC	Engineering	Other (a)	Total	%

Merchant	$2,099	$1,357	$1,444	$—	$110	$5,010	25%
On-Site	1,831	981	1,486	—	—	4,298	22%
Packaged Gas	3,750	2,329	1,135	—	16	7,230	36%
Other	55	36	50	2,096	1,196	3,433	17%
Total	$7,735	$4,703	$4,115	$2,096	$1,322	$19,971	100%

(Millions of dollars)	Nine Months Ended September 30, 2019
Sales	Americas	EMEA	APAC	Engineering	Other (a)	Total	%

Merchant	$2,198	$1,377	$1,571	$—	$136	$5,282	25%
On-Site	2,077	1,077	1,521	—	—	4,675	22%
Packaged Gas	3,903	2,531	1,162	—	13	7,609	36%
Other	74	4	122	2,029	1,353	3,582	17%
Total	$8,252	$4,989	$4,376	$2,029	$1,502	$21,148	100%

(a) Other/Other includes $7 million and $62 million for the third quarter and nine months ended September 30, 2019, respectively, of merger-related divestitures that have been excluded from segment sales.

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
    Consolidated Results
The following table provides summary information for the quarter and nine months ended September 30, 2020 and 2019. The reported amounts are GAAP amounts from the Consolidated Statement of Operations. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars, except per share data)	2020	2019	Variance	2020	2019	Variance
Sales	$6,855	$7,000	(2)%	$19,971	$21,148	(6)%
Cost of sales, exclusive of depreciation and amortization	$3,835	$4,061	(6)%	$11,297	$12,457	(9)%
As a percent of sales	55.9%	58.0%		56.6%	58.9%
Selling, general and administrative	$770	$850	(9)%	$2,391	$2,613	(8)%
As a percent of sales	11.2%	12.1%		12.0%	12.4%
Depreciation and amortization	$1,168	$1,095	7%	$3,434	$3,513	(2)%
Cost reduction programs and other charges (b)	$48	$125	(62)%	$428	$355	21%
Net gain on sale of businesses	$—	$164	(100)%	$—	$164	(100)%
Other income (expense) - net	$(29)	$11	(364)%	$(14)	$39	(136)%
Operating profit	$969	$1,000	(3)%	$2,293	$2,278	1%
Operating margin	14.1%	14.3%		11.5%	10.8%
Interest expense - net	$38	$(3)	1367%	$80	$30	167%
Net pension and OPEB cost (benefit), excluding service cost	$(41)	$2	(2150)%	$(131)	$(7)	1771%
Effective tax rate	27.3%	29.8%		25.3%	26.9%
Income from equity investments	$23	$28	(18)%	$69	$90	(23)%
Noncontrolling interests from continuing operations	$(31)	$(3)	933%	$(91)	$(62)	47%
Income from continuing operations	$699	$728	(4)%	$1,728	$1,676	3%
Diluted earnings per share from continuing operations	$1.32	$1.34	(1)%	$3.25	$3.07	6%
Diluted shares outstanding	530,415	543,616	(2)%	531,724	546,507	(3)%
Number of employees	74,648	80,204	(7)%	74,648	80,204	(7)%
Adjusted Amounts (a)
Operating profit	$1,515	$1,384	9%	$4,184	$3,925	7%
Operating margin	22.1%	19.8%		21.0%	18.6%
Effective tax rate	23.5%	24.8%		23.9%	24.1%
Income from continuing operations	$1,140	$1,052	8%	$3,154	$2,979	6%
Diluted earnings per share from continuing operations	$2.15	$1.94	11%	$5.93	$5.46	9%
Other Financial Data (a)
EBITDA from continuing operations	$2,160	$2,123	2%	$5,796	$5,881	(1)%
As percent of sales	31.5%	30.3%		29.0%	27.8%
Adjusted EBITDA from continuing operations	$2,233	$2,099	6%	$6,298	$6,112	3%
As percent of sales	32.6%	30.0%		31.5%	29.0%

(a) Adjusted amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Reconciliations" sections of this MD&A.
(b) See Note 2 to the condensed consolidated financial statements.

Reported
In the third quarter of 2020, Linde's reported sales were $6,855 million, 2% below the prior year, primarily due to lower volumes due to the global macroeconomic slowdown as a result of the COVID-19 pandemic, partially offset by higher pricing across all geographic segments.

Reported operating profit for the third quarter of 2020 of $969 million, or 14.1% of sales, was 3% below the prior year. The reported year-over-year decrease was primarily due to a $164 million gain on sale of business in the prior year, a benefit in the prior year from purchase accounting measurement period adjustments of approximately $60 million and higher other expense, partially offset by lower cost reduction programs and other charges. The reported effective tax rate ("ETR") was 27.3% in the third quarter 2020 versus 29.8% in the third quarter 2019. Diluted earnings per share from continuing operations ("EPS") was $1.32, or 1% below reported EPS of $1.34 in the third quarter of 2019 primarily due to lower income from continuing operations driven largely by higher noncontrolling interest from continuing operations partially offset by lower diluted shares outstanding in the period.

Adjusted
In the third quarter of 2020, Linde's sales were $6,855 million, 2% below the prior year, primarily due to lower volumes due to the global macroeconomic slowdown as a result of the COVID-19 pandemic, partially offset by higher price across all geographic segments. Adjusted operating profit of $1,515 million, or 22.1% of sales, was 9% higher as compared to 2019 with a 230 basis point increase as a percentage of sales as the impacts of higher price and the cost reduction programs and productivity initiatives offset the impact from lower volumes. The adjusted ETR was 23.5% in the third quarter 2020 versus 24.8% in the 2019 quarter. On an adjusted basis, EPS was $2.15, 11% above the 2019 adjusted EPS of $1.94, driven by higher adjusted income from continuing operations and lower diluted shares outstanding.
Outlook

Linde believes that its project backlog is one indicator of future sales growth. The company’s sale of gas backlog represents estimated capital expenditures over $5 million for customer projects, secured by long-term contracts that lead to incremental sales and earnings growth.  Linde’s sale of gas and sale of equipment backlog of approximately $8.6 billion provides a strong growth foundation for the next several years. Of this backlog, approximately $3.7 billion is for sale of gas projects where APAC and Americas represent 72% percent and 22% percent of the backlog, respectively, and the remaining backlog in EMEA.  These plants will primarily supply customers in the electronics, chemicals and energy end-markets.

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

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended September 30, 2020 vs. 2019	Nine Months Ended September 30, 2020 vs. 2019
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(3)%	(4)%
Price/Mix	2%	2%
Cost pass-through	—%	(1)%
Currency	—%	(3)%
Acquisitions/divestitures	(1)%	(1)%
Engineering	—%	1%
	(2)%	(6)%

Sales
Reported sales decreased $145 million, or 2%, for the third quarter and decreased $1,177 million, or 6% for the nine months ended September 30, 2020 versus the respective 2019 periods. On an adjusted basis sales decreased $138 million or 2% for the third quarter and decreased $1,115 million or 5% compared to the respective 2019 periods.
On a reported and adjusted basis, sales decreased 2%, for the quarter and 6% for the year-to-date period. Volume decreased sales by 3% in the quarter and 4% year-to-date primarily driven by the impact of COVID-19 in all geographic segments, partially offset by new project start-ups. Higher pricing across all geographic segments contributed 2% to sales in the quarter and year-to-date periods. Currency translation was flat in the quarter and decreased 3% in the year-to-date period, largely in Americas and APAC, driven by the weakening of the Euro, Australian dollar, Chinese yuan and Brazilian real against the U.S. dollar. Cost pass-through was flat in the quarter and decreased 1% in year-to-date periods with minimal impact on operating profit. The impact of merger-related divestitures decreased sales by $7 million in the quarter and $62 million in the year-to-date period. These sales have been excluded from the adjusted numbers.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization decreased $226 million, or 6%, for the third quarter and decreased $1,160 million, or 9% for the nine months ended September 30, 2020 primarily due to lower volumes and the impact of productivity initiatives. Cost of sales, exclusive of depreciation and amortization was 55.9% and 56.6% of sales, respectively, for the third quarter and nine months ended September 30, 2020 versus 58.0% and 58.9% of sales for the respective 2019 periods. The decrease as a percentage of sales in the quarter and for the nine months ended September 30, 2020 was due primarily to the impact of cost reduction programs and productivity initiatives in both periods along with lower cost pass-through in the year-to-date period.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") decreased $80 million, or 9%, for the third quarter and decreased $222 million, or 8%, for the nine months ended September 30, 2020. SG&A was 11.2% of third quarter sales and 12.0% sales for the nine months ended September 30, 2020 versus 12.1% and 12.4% for the respective 2019 periods. Currency impacts increased SG&A by approximately $2 million in the quarter and decreased SG&A by approximately $50 million for the nine months ended September 30, 2020. Excluding currency impacts, underlying SG&A decreased driven by the impact of cost reduction programs and productivity initiatives.
Depreciation and amortization
Reported depreciation and amortization expense increased $73 million, or 7%, for the third quarter and decreased $79 million, or 2%, for the nine months ended September 30, 2020 primarily due to a benefit from purchase accounting measurement period adjustments of approximately $60 million recognized in the third quarter of 2019.
On an adjusted basis depreciation and amortization increased $9 million, or 1%, for the third quarter and decreased $51 million, or 2% for the year-to-date period, primarily due to new project start ups primarily in APAC and Americas, slightly offset by unfavorable currency impacts which decreased depreciation and amortization by approximately $2 million for the quarter and $47 million for the nine months ended September 30, 2020.
Cost reduction programs and other charges
Linde recorded cost reduction programs and other charges of $48 million and $125 million for the third quarter 2020 and 2019, respectively, primarily related to merger and synergy-related costs and an asset impairment in the third quarter 2019 of approximately $73 million related to a joint venture in APAC resulting from an unfavorable arbitration ruling (see Note 2 to the condensed consolidated financial statements). Cost reduction programs and other charges were $428 million and $355 million, respectively, for the nine months ended September 30, 2020 and 2019.

On an adjusted basis, these costs have been excluded in both periods.

Operating profit
Reported operating profit decreased $31 million, or 3%, for the third quarter of 2020 and increased $15 million, or 1% for the nine months ended September 30, 2020. On an adjusted basis operating profit increased $131 million for the third quarter and increased $259 million, or 7%, for the nine months ended September 30, 2020.

On a reported basis, operating profit decreased $31 million, or 3%, for the quarter and increased $15 million, or 1% for the nine months ended September 30, 2020. The decrease in the quarter was primarily due to lower volumes and $164 million one time net gain on sale of business in 2019, partially offset by higher price. The increase in the year-to-date period was driven by higher price and the benefit of cost reduction and productivity initiatives partially offset by higher cost reduction programs and other charges. Cost reduction programs and other charges were $48 million and $428 million for the third quarter and nine months ended September 30, 2020, respectively, versus $125 million and $355 million for the respective 2019 periods.

On an adjusted basis, which excludes the impacts of purchase accounting, cost reduction programs and other charges, and gains on divestitures in 2019, operating profit increased $131 million in the quarter and increased $259 million, or 7%, for the nine months ended September 30, 2020. For the quarter and year-to-date periods, operating profit growth was driven by higher price and the benefit of cost reduction programs and productivity initiatives which were partially offset by lower volumes, unfavorable currency impacts and cost inflation. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net increased $41 million for the third quarter and increased $50 million for the nine months ended September 30, 2020. On an adjusted basis interest expense increased $42 million for the third quarter and increased $43 million for the nine months ended September 30, 2020 versus the respective 2019 period.
On both a reported and adjusted basis, the increase in both periods was driven by impact of unfavorable foreign currency revaluation on unhedged intercompany loans and lower interest income, partially offset by a lower effective borrowing rate.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost was a benefit of $41 million and $131 million for the quarter and nine months ended September 30, 2020, respectively, versus a cost of $2 million and benefit of $7 million for the respective 2019 periods. The 2019 quarter and nine month periods included charges of $40 million and $91 million, respectively, related to plan freezes and pension settlements (see Note 8 to the condensed consolidated financial statements). Excluding the impact of the settlement charges, net pension and OPEB cost (benefit), excluding service cost increased $12 million for the quarter and $32 million for the nine months ended September 30, 2020 driven primarily by the benefit of lower interest cost.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter and nine months ended September 30, 2020 was 27.3% and 25.3%, respectively, versus 29.8% and 26.9% for the respective 2019 periods. The decrease in the adjusted ETR in both the quarter and year-to-date periods is primarily due to higher tax benefits from share option exercises and partially offset by a deferred income tax charge related to the revaluation of net deferred liabilities for a tax rate change in the United Kingdom and higher tax expense in 2019 related to divestitures.
On an adjusted basis, the ETR for the quarter and nine months ended September 30, 2020 was 23.5% and 23.9%, respectively, versus 24.8% and 24.1% for the respective 2019 periods primarily due to higher tax benefits from share option exercises.
Income from equity investments
Reported income from equity investments for the third quarter and nine months ended September 30, 2020 was $23 million and $69 million, respectively, versus $28 million and $90 million for the respective 2019 periods. On an adjusted basis, income from equity investments for the third quarter and nine months ended September 30, 2020 was $37 million and $111 million, respectively, versus $43 million and $133 million, in the prior respective periods. The decrease in the adjusted income from equity investments for the quarter and year-to-date periods was driven by unfavorable foreign currency revaluation impacts on an unhedged loan of an investment in EMEA.

Noncontrolling interests from continuing operations
At September 30, 2020, noncontrolling interests from continuing operations consisted primarily of non-controlling shareholders' investments in APAC (primarily China) and surface technologies.

Reported noncontrolling interests from continuing operations increased $28 million for the third quarter and increased $29 million for the nine months ended September 30, 2020 versus the respective 2019 periods primarily driven by the noncontrolling interest impact of $33 million for an asset impairment charge in the third quarter 2019 related to a joint venture in APAC.

Adjusted noncontrolling interests from continuing operations decreased $1 million for the third quarter and decreased $3 million for the nine months ended September 30, 2020 versus the respective 2019 periods.

Income from continuing operations
Reported income from continuing operations decreased $29 million, or 4%, for the third quarter primarily due to lower operating profit and increased $52 million, or 3%, for the nine months ended September 30, 2020 versus the respective 2019 periods, primarily due to higher overall operating profit, and a lower effective tax rate.

On an adjusted basis, which excludes the impacts of purchase accounting and other non-GAAP adjustments, income from continuing operations increased $88 million, or 8%, for the quarter and increased $175 million, or 6% for the nine months ended September 30, 2020 versus the respective 2019 periods. The increase in the quarter was driven by higher overall adjusted operating profit and a lower effective tax rate, partially offset by lower equity income. The increase in the year-to-date period was primarily due to higher adjusted operating profit partially offset by lower equity income.

Diluted earnings per share from continuing operations
Reported diluted earnings per share from continuing operations decreased $0.02, or 1%, for the third quarter and increased $0.18, or 6% for the nine months ended September 30, 2020 versus the comparable 2019 period.

On an adjusted basis, diluted EPS of $2.15 for the third quarter increased $0.21, or 11%, and increased $0.47, or 9% for the nine months ended September 30, 2020 versus the respective 2019 periods, primarily due to higher income from continuing operations and lower diluted shares outstanding.

Employees
The number of employees at September 30, 2020 was 74,648, a decrease of 5,556 employees from September 30, 2019 primarily driven by cost reduction actions and divestitures.

Other Financial Data

EBITDA was $2,160 million for the third quarter 2020 as compared to $2,123 million in the respective 2019 period. EBITDA decreased to $5,796 million for the nine months ended September 30, 2020 from $5,881 million in the respective 2019 period. Adjusted EBITDA from continuing operations increased to $2,233 million for the third quarter 2020 from $2,099 million in the respective 2019 period. Adjusted EBITDA from continuing operations increased to $6,298 million from $6,112 million for the nine months ended September 30, 2020 as compared to the respective 2019 period primarily due to higher income from continuing operations plus depreciation and amortization versus the prior period.

See the "Non-GAAP Reconciliations" for adjusted amounts sections below for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)

Other comprehensive income for the third quarter and loss for the nine months ended September 30, 2020 of $688 million and $1,207 million, respectively, resulted primarily from positive currency translation adjustments of $703 million during the quarter and negative currency translation adjustments of $1,268 million during the year-to-date period. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 11 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Condensed Consolidated Statement of Operations.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2020	2019	Variance	2020	2019	%
SALES
Americas	$2,641	$2,771	(5)%	$7,735	$8,252	(6)%
EMEA	1,622	1,634	(1)%	4,703	4,989	(6)%
APAC	1,484	1,461	2%	4,115	4,376	(6)%
Engineering	678	641	6%	2,096	2,029	3%
Other	430	486	(12)%	1,322	1,440	(8)%
Total segment sales	$6,855	$6,993	(2)%	$19,971	$21,086	(5)%
Merger-related divestitures	—	7		—	62
Total sales	$6,855	$7,000		$19,971	$21,148

SEGMENT OPERATING PROFIT
Americas	$742	$671	11%	$2,025	$1,901	7%
EMEA	370	335	10%	1,028	1,014	1%
APAC	337	308	9%	912	885	3%
Engineering	106	120	(12)%	335	297	13%
Other	(40)	(50)	20%	(116)	(172)	33%
Segment operating profit	$1,515	$1,384	9%	$4,184	$3,925	7%
Reconciliation to reported operating profit:
Cost reduction programs and other charges (Note 2)	(48)	(125)		(428)	(355)
Merger-related divestitures	—	2		—	15
Net gain on sale of business	—	164		—	164
Purchase accounting impacts - Linde AG	(498)	(425)		(1,463)	(1,471)
Total operating profit	$969	$1,000		$2,293	$2,278

Americas

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2020	2019	Variance	2020	2019	Variance
Reported sales	$2,641	$2,771	(5)%	$7,735	$8,252	(6)%

Reported operating profit	$742	$671	11%	$2,025	$1,901	7%
As a percent of sales	28.1%	24.2%		26.2%	23.0%

	Quarter Ended September 30, 2020 vs. 2019	Nine Months Ended September 30, 2020 vs. 2019
	% Change	% Change
	Sales	Sales
Factors Contributing to Changes
Volume	(2)%	(3)%
Price/Mix	2%	2%
Cost pass-through	—%	(1)%
Currency	(4)%	(3)%
Acquisitions/divestitures	(1)%	(1)%
	(5)%	(6)%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico and Brazil.

Sales
Sales for the Americas segment decreased $130 million, or 5%, for the third quarter and decreased $517 million, or 6%, for the nine months ended September 30, 2020 versus the respective 2019 periods. Higher pricing contributed 2% to sales in the quarter and 2% in the year-to-date period. Lower volumes, primarily to the manufacturing and metals end markets due to COVID-19, were partially offset by new project start-ups and higher volumes to the healthcare end market. Currency translation decreased sales by 4% in the quarter and 3% year-to-date period primarily driven by the weakening of the Brazilian real, Mexican peso and Canadian dollar against the U.S. Dollar. Cost pass-through was flat in the quarter and decreased sales by 1% in the year-to-date periods with minimal impact on operating profit.

Operating profit
Operating profit in the Americas segment increased $71 million, or 11%, in the third quarter and increased $124 million, or 7%, for the nine months ended September 30, 2020 versus the respective 2019 periods. For the quarter and year-to-date periods, operating profit increased due primarily to higher pricing and cost reduction and productivity initiatives, which were partially offset by lower volumes and unfavorable impacts of currency translation.

EMEA

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2020	2019	Variance	2020	2019	Variance
Reported sales	$1,622	$1,634	(1)%	$4,703	$4,989	(6)%

Reported operating profit	$370	$335	10%	$1,028	$1,014	1%
As a percent of sales	22.8%	20.5%		21.9%	20.3%

	Quarter Ended September 30, 2020 vs. 2019	Nine Months Ended September 30, 2020 vs. 2019
	% Change	% Change
	Sales	Sales
Factors Contributing to Changes
Volume	(4)%	(4)%
Price/Mix	3%	2%
Cost pass-through	—%	(1)%
Currency	2%	(2)%
Acquisitions/divestitures	(2)%	(1)%
	(1)%	(6)%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom.

Sales
EMEA segment sales decreased by $12 million, or 1%, in the third quarter and decreased by $286 million, or 6%, for the nine months ended September 30, 2020 as compared to the respective 2019 period, primarily driven by lower volumes. Volumes decreased 4% in the quarter and the year-to-date period driven by overall weaker industrial production and the impact of COVID-19 during the quarter. Currency translation increased sales by 2% in the quarter due to the strengthening of the Euro and Swedish krona against the U.S. Dollar and decreased sales by 2% in the year-to-date periods due to the weakening of the British pound and South African rand against the U.S. Dollar. Higher price increased sales by 3% in the quarter and 2% in the year-to-date period. Sales decreased 2% in the quarter and year-to-date periods related to the divestiture of a non-core business in Scandinavia.

Operating profit
Operating profit for the EMEA segment increased by $35 million, or 10%, in the third quarter and increased $14 million, or 1%, for the nine months ended September 30, 2020 as compared to the respective 2019 periods, driven largely by higher price and the impact of cost reduction programs, partially offset by lower volumes.
APAC

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2020	2019	Variance	2020	2019	Variance
Reported sales	$1,484	$1,461	2%	$4,115	$4,376	(6)%

Reported operating profit	$337	$308	9%	$912	$885	3%
As a percent of sales	22.7%	21.1%		22.2%	20.2%

	Quarter Ended September 30, 2020 vs. 2019	Nine Months Ended September 30, 2020 vs. 2019
	% Change	% Change
	Sales	Reported
Factors Contributing to Changes
Volume/Equipment	(1)%	(4)%
Price/Mix	1%	1%
Cost pass-through	—%	(1)%
Currency	2%	(2)%
Acquisitions/divestitures	—%	—%
	2%	(6)%

The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, South Korea and Taiwan.
Sales
Sales for the APAC segment increased $23 million, or 2%, for the third quarter and decreased $261 million, or 6% for the nine months ended September 30, 2020 versus the respective 2019 periods. Volumes decreased 1% in the quarter and 4% in the year-to-date period as the impact of COVID-19 and a prior year equipment sale in the year-to-date period more than offset the contribution of new project start-ups. Higher price contributed 1% to sales in both the quarter and year-to-date periods. Currency translation increased sales by 2% in quarter and decreased sales by 2% in the year-to-date periods driven primarily by the strengthening of the Chinese yuan and Australian dollar against the U.S. Dollar in the quarter and the weakening of the Chinese yuan, Australian dollar and India rupee against the U.S. Dollar in the year-to-date period.
Operating profit
Operating profit in the APAC segment increased $29 million, or 9%, in the third quarter and increased $27 million, or 3%, for the nine months ended September 30, 2020 versus the respective 2019 periods. Higher price and the impact of cost reduction programs in both periods were partially offset by lower volumes. Currency translation increased operating profit by 2% for the quarter.

Engineering

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2020	2019	Variance	2020	2019	Variance
Reported sales	$678	$641	6%	$2,096	$2,029	3%

Reported operating profit	$106	$120	(12)%	$335	$297	13%
As a percent of sales	15.6%	18.7%		16.0%	14.6%

	Quarter Ended September 30, 2020 vs. 2019	Nine Months Ended September 30, 2020 vs. 2019
	% Change	% Change
	Sales	Sales
Factors Contributing to Changes
Volume	2%	4%
Currency	4%	(1)%
	6%	3%
Sales
Engineering segment sales increased $37 million, or 6%, in the third quarter and increased $67 million, or 3%, for the nine months ended September 30, 2020 as compared to the respective 2019 periods driven primarily by volumes, project timing and currency impacts of an increase of 4% in the quarter and decrease of 1% in the year-to-date period.
Operating profit

Engineering segment operating profit decreased $14 million, or 12%, in the third quarter and increased $38 million, or 13%, for the nine months ended September 30, 2020 as compared to the respective 2019 periods. The decrease in the quarter was driven primarily by the timing of project completion and cost absorption. The year-to-date operating profit growth is due to project execution and impact of productivity initiatives.
Other

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2020	2019	Variance	2020	2019	Variance
Reported sales	$430	$486	(12)%	$1,322	$1,440	(8)%

Reported operating profit (loss)	$(40)	$(50)	20%	$(116)	$(172)	33%
As a percent of sales	(9.3)%	(10.3)%		(8.8)%	(11.9)%

	Quarter Ended September 30, 2020 vs. 2019	Nine Months Ended September 30, 2020 vs. 2019
	% Change	% Change
	Sales	Sales
Factors Contributing to Changes
Volume/price	(17)%	(9)%
Cost pass-through	2%	1%
Currency	3%	—%
Acquisitions/divestitures	—%	—%
	(12)%	(8)%

Other consists of corporate costs and a few smaller businesses including: Surface Technologies, GIST, global helium wholesale, and Electronic Materials; which individually do not meet the quantitative thresholds for separate presentation.

Sales
Sales for Other decreased $56 million, or 12%, for the third quarter and decreased $118 million, or 8%, for the nine months ended September 30, 2020 versus the respective 2019 periods, primarily due to lower volumes largely due to surface technologies and to a lesser extent helium, partially offset by higher price largely due to helium. Currency translation increased sales by 3% for the quarter and was flat for the year-to-date period.

Operating profit
Operating profit in Other increased $10 million, or 20% in the third quarter and increased $56 million, or 33%, for the nine months ended September 30, 2020 versus the respective 2019 periods, due primarily to higher price and the impact of cost reduction and productivity initiatives.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2020 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2020	2019	2020	2019
Euro	22%	0.89	0.89	0.85	0.89
Chinese yuan	7%	6.99	6.86	6.79	6.96
British pound	6%	0.79	0.79	0.77	0.75
Australian dollar	4%	1.48	1.43	1.40	1.42
Brazilian real	3%	5.02	3.88	5.64	4.03
Canadian dollar	3%	1.35	1.33	1.33	1.30
Taiwan dollar	3%	29.80	31.04	29.02	29.99
Korean won	2%	1,200	1,161	1,170	1,156
Mexican peso	2%	21.64	19.25	22.11	18.93
Indian rupee	2%	74.18	70.13	73.77	71.38
South African rand	1%	16.65	14.35	16.75	14.00
Swedish krona	1%	9.39	9.40	8.96	9.37
Thailand bhat	1%	31.52	31.30	31.60	29.71

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine months ended September 30,
	2020	2019
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,819	$1,738
Non-cash charges (credits):
Add: Depreciation and amortization	3,434	3,513
Add: Amortization of merger-related inventory step-up	—	12
Add: Deferred income taxes	(299)	(125)
Add: Share-based compensation	104	64
Add: Cost reduction programs and other charges, net of payments (a)	240	(356)
Net income adjusted for non-cash charges	5,298	4,846
Less: Working capital	(99)	(602)
Less: Pension contributions	(76)	(69)
Other	(128)	(230)
Net cash provided by operating activities	$4,995	$3,945
INVESTING ACTIVITIES
Capital expenditures	(2,373)	(2,667)
Acquisitions, net of cash acquired	(41)	(161)
Divestitures and asset sales	435	4,960
Net cash provided by (used for) investing activities	$(1,979)	$2,132
FINANCING ACTIVITIES
Debt increase (decrease) - net	3,335	(1,744)
Issuances (purchases) of common stock - net	(1,989)	(1,874)
Cash dividends - Linde plc shareholders	(1,523)	(1,422)
Noncontrolling interest transactions and other	(201)	(3,257)
Net cash provided by (used for) financing activities	$(378)	$(8,297)

Effect of exchange rate changes on cash and cash equivalents	$(139)	$(126)
Cash and cash equivalents, end-of-period	$5,199	$2,120

(a) See Note 2 to the condensed consolidated financial statements.
Cash Flow from Operations

Cash provided by operations of $4,995 million for the nine months ended September 30, 2020 increased $1,050 million, or 27%, versus 2019. The increase was driven by higher net income adjusted for non-cash charges, lower working capital requirements, lower merger and synergy related cash outflows and favorable changes in other long-term assets and liabilities.
Linde estimates that total 2020 required contributions to its pension plans will be in the range of $85 million to $95 million, of which $76 million has been made through September 30, 2020. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing
Net cash used for investing of $1,979 million for the nine months ended September 30, 2020 decreased $4,111 million versus 2019, primarily driven by the proceeds from merger-related divestitures in 2019, partially offset by lower capital expenditures and acquisitions.

Capital expenditures for the nine months ended September 30, 2020 were $2,373 million, $294 million lower than the prior year.

Acquisitions for the nine months ended September 30, 2020 were $41 million and related primarily to acquisitions in the Americas and APAC. Acquisitions for the nine months ended September 30, 2019 were $161 million and related to acquisitions in the Americas.

Divestitures and asset sales for the nine months ended September 30, 2020 and 2019 were $435 million and $4,960 million, respectively. The 2020 period includes net proceeds from merger-related divestitures of $98 million from the sale of selected assets of Linde China and the divestiture of a non-core business in Scandinavia. The 2019 period includes net proceeds from merger-related divestitures of $3.4 billion from the sale of Linde AG's Americas business, $1.2 billion from the sale of Linde Korea and $218 million from the sale of selected assets of Linde India (see Note 13 to the condensed consolidated financial statements).
Financing

Cash used for financing activities was $378 million for the nine months ended September 30, 2020 as compared to cash used for financing activities of $8,297 million for the nine months ended September 30, 2019. Cash provided by debt was $3,335 million versus cash used for debt of $1,744 million in 2019 primarily due to bond issuances in 2020 and increased commercial paper borrowings, net of bond repayments. The 2019 period also includes an outflow of approximately $3.2 billion relating to the cash-merger squeeze-out of the 8% of Linde AG shares completed on April 8, 2019 (see Note 11 to the condensed consolidated financial statements). Net purchases of ordinary shares were $1,989 million in 2020 versus $1,874 million in 2019 driven by increased share repurchases under approved share repurchase programs. Cash dividends of $1,523 million increased $101 million from 2019 driven primarily by a 10% increase in quarterly dividends per share from 87.5 cents per share to 96.3 cents per share.

In May 2020, Linde issued €750 million of 0.250% notes due 2027 and €750 million 0.550% notes due 2032. In August 2020, Linde issued $700 million of 1.100% notes due 2030 and $300 million of 2.000% notes due 2050. In September 2020, the company repaid €1,000 million of 1.75% notes and $300 million of 2.25% notes that became due (see Note 4 to the condensed consolidated financial statements).

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world.  The company had $5.2 billion of cash as of September 30, 2020, and has a $5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants.  No borrowings were outstanding under the credit agreement as of September 30, 2020. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted Sales
Reported Sales	$6,855	$7,000	$19,971	$21,148
Less: Merger-related divestitures (d)	—	(7)	—	(62)
Adjusted Sales	$6,855	$6,993	$19,971	$21,086
Adjusted Operating Profit and Operating Margin
Reported operating profit	$969	$1,000	$2,293	$2,278
Less: Merger-related divestitures (d)	—	(2)	—	(15)
Add: Cost reduction programs and other charges	48	125	428	355
Less: Net gain on sale of businesses	—	(164)	—	(164)
Add: Purchase accounting impacts - Linde AG (c)	498	425	1,463	1,471
Total adjustments	546	384	1,891	1,647
Adjusted operating profit	$1,515	$1,384	$4,184	$3,925
Reported percentage change	(3)%		1%
Adjusted percentage change	9%		7%
Reported sales	$6,855	$7,000	$19,971	$21,148
Adjusted sales (a)	$6,855	$6,993	$19,971	$21,086
Reported operating margin	14.1%	14.3%	11.5%	10.8%
Adjusted operating margin	22.1%	19.8%	21.0%	18.6%
Adjusted Depreciation and amortization
Reported depreciation and amortization	$1,168	$1,095	$3,434	$3,513
Less: Purchase accounting impacts - Linde AG (c)	(487)	(423)	(1,431)	(1,459)
Adjusted depreciation and amortization	$681	$672	$2,003	$2,054
Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$(29)	$11	$(14)	$39
Less: Purchase accounting impacts - Linde AG (c)	(11)	—	(32)	—
Adjusted Other Income (Expense) - net	$(18)	$11	$18	$39
Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(41)	$2	$(131)	$(7)
Add: Pension settlement charges	(6)	(40)	(6)	(101)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(47)	$(38)	$(137)	$(108)
Adjusted Interest Expense - Net
Reported interest expense - net	$38	$(3)	$80	$30
Add: Purchase accounting impacts - Linde AG (c)	23	22	67	74
Adjusted interest expense - net	$61	$19	$147	$104
Adjusted Income Taxes (a)
Reported income taxes	$265	$298	$594	$607
Add: Purchase accounting impacts - Linde AG (c)	75	99	292	345

Add: Pension settlement charges	1	10	1	25
Add: Cost reduction programs and other charges	12	(2)	110	30
Less: Merger-related divestitures (d)	—	(1)	—	(5)
Less: Net gain on sale of businesses	—	(56)	—	(56)
Total adjustments	88	50	403	339
Adjusted income taxes	$353	$348	$997	$946
Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$972	$1,001	$2,344	$2,255
Less: Merger-related divestitures (d)	—	(2)	—	(15)
Add: Pension settlement charge	6	40	6	101
Add: Purchase accounting impacts - Linde AG (c)	475	403	1,396	1,397
Add: Cost reduction programs and other charges	48	125	428	355
Less: Net gain on sale of businesses	—	(164)	—	(164)
Total adjustments	529	402	1,830	1,674
Adjusted income before income taxes and equity investments	$1,501	$1,403	$4,174	$3,929

Reported Income taxes	$265	$298	$594	$607
Reported effective tax rate	27.3%	29.8%	25.3%	26.9%

Adjusted income taxes	$353	$348	$997	$946
Adjusted effective tax rate	23.5%	24.8%	23.9%	24.1%
Income from Equity Investments
Reported income from equity investments	$23	$28	$69	$90
Add: Purchase accounting impacts - Linde AG (c)	14	15	$42	$43
Adjusted income from equity investments	$37	$43	$111	$133
Adjusted Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(31)	$(3)	$(91)	$(62)
Add: Cost reduction programs and other charges	—	(35)	—	(35)
Add: Purchase accounting impacts - Linde AG (c)	(14)	(8)	(43)	(40)
Total adjustments	(14)	(43)	(43)	(75)
Adjusted noncontrolling interests from continuing operations	$(45)	$(46)	$(134)	$(137)
Adjusted Income from Continuing Operations (b)
Reported income from continuing operations	$699	$728	$1,728	$1,676
Add: Pension settlement charge	5	30	5	76
Less: Merger-related divestitures (d)	—	(2)	—	(11)
Add: Cost reduction programs and other charges	36	92	318	290
Less: Net gain on sale of business	—	(108)	—	(108)
Add: Purchase accounting impacts - Linde AG (c)	400	312	1,103	1,056
Total adjustments	441	324	1,426	1,303
Adjusted income from continuing operations	$1,140	$1,052	$3,154	$2,979
Adjusted Diluted EPS from Continuing Operations (b)
Reported diluted EPS from continuing operations	$1.32	$1.34	$3.25	$3.07
Add: Pension settlement charge	0.01	0.07	0.01	0.15
Add: Cost reduction programs and other charges	0.07	0.17	0.60	0.54
Less: Merger-related divestitures (d)	—	(0.01)	—	(0.03)
Less: Net gain on sale of business	—	(0.21)	—	(0.21)
Add: Purchase accounting impacts - Linde AG (c)	0.75	0.58	2.07	1.94

Total adjustments	0.83	0.60	2.68	2.39
Adjusted diluted EPS from continuing operations	$2.15	$1.94	$5.93	$5.46
Adjusted EBITDA and % of Sales
Income from continuing operations	$699	$728	$1,728	$1,676
Add: Noncontrolling interests related to continuing operations	31	3	91	62
Add: Net pension and OPEB cost (benefit), excluding service cost	(41)	2	(131)	(7)
Add: Interest expense	38	(3)	80	30
Add: Income taxes	265	298	594	607
Add: Depreciation and amortization	1,168	1,095	3,434	3,513
EBITDA from continuing operations	$2,160	$2,123	$5,796	$5,881
Less: Merger-related divestitures (d)	—	(2)	—	(15)
Less: Net gain on sale of business	—	(164)	—	(164)
Add: Cost reduction programs and other charges	48	125	428	355
Add: Purchase accounting impacts - Linde AG (c)	25	17	74	55
Total adjustments	73	(24)	502	231
Adjusted EBITDA from continuing operations	$2,233	$2,099	$6,298	$6,112

Reported sales	$6,855	$7,000	$19,971	$21,148
Adjusted sales	$6,855	$6,993	$19,971	$21,086
% of sales
EBITDA from continuing operations	31.5%	30.3%	29.0%	27.8%
Adjusted EBITDA from continuing operations	32.6%	30.0%	31.5%	29.0%

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
A summary of each of the adjustments made for Purchase accounting impacts - Linde AG are as follows:
Adjusted Operating Profit and Margin: The purchase accounting adjustments for the periods presented relate primarily to depreciation and amortization related to the fair value step up of fixed assets and intangible assets (primarily customer related) acquired in the merger and the allocation of fair value step-up for ongoing Linde AG asset disposals (reflected in Other Income/(Expense)).
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

	September 30, 2020	December 31, 2019
(Millions of dollars)
Debt	$17,803	$13,956
Less: cash and cash equivalents	(5,199)	(2,700)
Net debt	12,604	11,256
Less: purchase accounting impacts - Linde AG	(133)	(195)
Adjusted net debt	$12,471	$11,061

Supplemental Guarantee Information

On June 6, 2020, the company filed a Form S-3 Registration Statement with the SEC ("the Registration Statement").

Linde plc may offer debt securities, preferred shares, depositary shares and ordinary shares under the Registration Statement, and debt securities exchangeable for or convertible into preferred shares, ordinary shares or other debt securities. Debt securities of Linde plc may be guaranteed by Linde, Inc (previously Praxair) and/or Linde GmbH (previously Linde AG). Linde plc may provide guarantees of debt securities offered by its wholly owned subsidiaries Linde, Inc. or Linde Finance under the Registration Statement.

Linde, Inc. (previously Praxair, Inc.) is a wholly owned subsidiary of Linde plc. Linde, Inc. may offer debt securities under the Registration Statement. Debt securities of Linde, Inc. will be guaranteed by Linde plc, and such guarantees by Linde plc may be guaranteed by Linde GmbH. Linde, Inc. may also provide (i) guarantees of debt securities offered by Linde plc under the Registration Statement and (ii) guarantees of the guarantees provided by Linde plc of debt securities of Linde Finance offered under the Registration Statement.

Linde Finance B.V. is a wholly owned subsidiary of Linde plc. Linde Finance may offer debt securities under the Registration Statement. Linde plc will guarantee debt securities of Linde Finance offered under the Registration Statement. Linde GmbH and Linde, Inc. may guarantee Linde plc’s obligations under its downstream guarantee.

Linde GmbH is a wholly owned subsidiary of Linde plc. Linde GmbH may provide (i) guarantees of debt securities offered by Linde plc under the Registration Statement and (ii) upstream guarantees of downstream guarantees provided by Linde plc of debt securities of Linde, Inc. or Linde Finance offered under the Registration Statement.

In September 2019, Linde plc provided downstream guarantees of all of the pre-business combination Linde, Inc. and Linde Finance notes, and Linde GmbH and Linde, Inc., respectively, provided upstream guarantees of Linde plc’s downstream guarantees.

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

The following tables present summarized financial information for Linde plc, Linde, Inc., Linde GmbH and Linde Finance on a combined basis, after eliminating intercompany transactions and balances between them and excluding investments in and equity in earnings from non-guarantor subsidiaries.

(Millions of dollars)
Statement of Income Data	Nine Months Ended September 30, 2020	Twelve Months Ended December 31, 2019
Sales	$4,948	$6,510
Operating profit	325	592
Net income	270	2,271
Transactions with non-guarantor subsidiaries	1,521	3,533

Balance Sheet Data (at period end)
Current assets (a)	$3,909	$2,137
Long-term assets (b)	17,832	20,421
Current liabilities (c)	9,881	6,897
Long-term liabilities (d)	35,388	35,338

(a) From current assets above, amount due from non-guarantor subsidiaries	$1,022	$619
(b) From long-term assets above, amount due from non-guarantor subsidiaries	4,726	7,725
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,002	737
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	20,188	21,242

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended September 30, 2020 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2020	—	$—	—	$1,916
August 2020	407	$247.53	407	$1,815
September 2020	463	$244.13	463	$1,702
Third Quarter 2020	870	$245.72	870	$1,702

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

(2) As of September 30, 2020, the company repurchased $4.3 billion of its ordinary shares pursuant to the 2019 program, leaving an additional $1.7 billion authorized.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

4.1
Indenture, dated as of August 10, 2020, among Praxair, Inc., Linde plc and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Linde plc’s Form 8-K dated August 10, 2020, Filing number 1-38730, and is incorporated herein by reference).

	4.2	Form of 1.100% Notes due 2030 with Guarantee Endorsements (filed as Exhibit 4.2 to Linde plc’s Form 8-K dated August 10, 2020, Filing number 1-38730, and is incorporated herein by reference).

	4.3	Form of 2.000% Notes due 2050 with Guarantee Endorsements (filed as Exhibit 4.3 to Linde plc’s Form 8-K dated August 10, 2020, Filing number 1-38730, and is incorporated herein by reference).

	*10.1	Second Amendment dated September 8, 2020 to the Amended and Restated 2009 Praxair, Inc Long Term Incentive Plan.

	*10.2	Linde Compensation Deferral Program Amended and Restated effective September 1, 2020.

	*10.3	Linde Inc 2018 Supplemental Retirement Income Plan A, Amended and Restated effective September 1, 2020.

	*10.4	Linde Inc 2018 Supplemental Retirement Income Plan B, Amended and Restated effective September 1, 2020.

	*10.5	Linde Inc 2018 Equalization Benefit Plan, Amended and Restated effective September 1, 2020.

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

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

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Linde plc and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linde plc

(Registrant)

Date: November 5, 2020	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer