Form 10-Q
period 2021-03-31
LINDE PLC
filed 2021-05-06
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At March 31, 2021, 520,208,493 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

Linde plc assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A. Risk Factors in Linde plc’s Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 1, 2021, which should be reviewed carefully. Please consider Linde plc’s forward-looking statements in light of those risks.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2021	2020
Sales	$7,243	$6,739
Cost of sales, exclusive of depreciation and amortization	4,054	3,843
Selling, general and administrative	787	861
Depreciation and amortization	1,166	1,142
Research and development	35	44
Cost reduction programs and other charges	(8)	131
Other income (expense) - net	4	15
Operating Profit	1,213	733
Interest expense - net	20	24
Net pension and OPEB cost (benefit), excluding service cost	(49)	(45)
Income From Continuing Operations Before Income Taxes and Equity Investments	1,242	754
Income taxes on continuing operations	268	165
Income From Continuing Operations Before Equity Investments	974	589
Income from equity investments	43	17
Income From Continuing Operations (Including Noncontrolling Interests)	1,017	606
Income from discontinued operations, net of tax	1	2
Net Income (Including Noncontrolling Interests)	1,018	608
Less: noncontrolling interests from continuing operations	(38)	(35)
Less: noncontrolling interest from discontinued operations	—	—
Net Income – Linde plc	$980	$573

Net Income – Linde plc
Income from continuing operations	$979	$571
Income from discontinued operations	$1	$2

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$1.87	$1.07
Basic earnings per share from discontinued operations	—	—
Basic earnings per share	$1.87	$1.07
Diluted earnings per share from continuing operations	$1.86	$1.07
Diluted earnings per share from discontinued operations	—	—
Diluted earnings per share	$1.86	$1.07

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	522,459	531,215
Diluted shares outstanding	526,927	534,956

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2021	2020
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,018	$608

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(657)	(2,740)
Reclassification to net income (Note 13)	(52)	—
Income taxes	(6)	25
Translation adjustments	(715)	(2,715)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	20	58
Reclassifications to net income	43	22
Income taxes	(23)	(15)
Funded status - retirement obligations	40	65
Derivative instruments (Note 5):
Current unrealized gain (loss)	21	(65)
Reclassifications to net income	(2)	24
Income taxes	(5)	11
Derivative instruments	14	(30)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(661)	(2,680)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	357	(2,072)
Less: noncontrolling interests	(32)	71
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$325	$(2,001)

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$4,096	$3,754
Accounts receivable - net	4,139	4,167
Contract assets	137	162
Inventories	1,695	1,729
Prepaid and other current assets	1,065	1,112
Total Current Assets	11,132	10,924
Property, plant and equipment - net	26,934	28,711
Goodwill	27,472	28,201
Other intangible assets - net	14,559	16,184
Other long-term assets	4,896	4,209
Total Assets	$84,993	$88,229
Liabilities and equity
Accounts payable	$2,945	$3,095
Short-term debt	3,276	3,251
Current portion of long-term debt	2,524	751
Contract liabilities	1,863	1,769
Other current liabilities	4,419	4,874
Total Current Liabilities	15,027	13,740
Long-term debt	9,950	12,152
Other long-term liabilities	12,383	12,755
Total Liabilities	37,360	38,647
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity:
Ordinary shares,€0.001 par value, authorized 1,750,000,000 shares, 2021 issued: 552,012,862 ordinary shares; 2020 issued: 552,012,862 ordinary shares	1	1
Additional paid-in capital	40,192	40,202
Retained earnings	17,563	17,178
Accumulated other comprehensive income (loss) (Note 11)	(5,345)	(4,690)
Less: Treasury shares, at cost (2021 – 31,804,369 shares and 2020 – 28,718,333 shares)	(6,201)	(5,374)
Total Linde plc Shareholders’ Equity	46,210	47,317
Noncontrolling interests	1,410	2,252
Total Equity	47,620	49,569
Total Liabilities and Equity	$84,993	$88,229

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$980	$573
Less: Income from discontinued operations, net of tax and noncontrolling interests	(1)	(2)
Add: Noncontrolling interests from continuing operations	38	35
Income from continuing operations (including noncontrolling interests)	1,017	606
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction programs and other charges, net of payments	(76)	40
Depreciation and amortization	1,166	1,142
Deferred income taxes	(65)	(107)
Share-based compensation	29	43
Working capital:
Accounts receivable	(178)	(109)
Inventory	(60)	(62)
Prepaid and other current assets	(64)	(92)
Payables and accruals	69	(183)
Contract assets and liabilities, net	191	176
Pension contributions	(12)	(17)
Long-term assets, liabilities and other	92	(90)
Net cash provided by operating activities	2,109	1,347
Investing
Capital expenditures	(762)	(803)
Acquisitions, net of cash acquired	(10)	(41)
Divestitures and asset sales, net of cash divested	21	231
Net cash provided by (used for) investing activities	(751)	(613)
Financing
Short-term debt borrowings (repayments) - net	704	3,149
Long-term debt borrowings	34	16
Long-term debt repayments	(57)	(53)
Issuances of ordinary shares	17	13
Purchases of ordinary shares	(868)	(1,828)
Cash dividends - Linde plc shareholders	(553)	(511)
Noncontrolling interest transactions and other	(247)	(27)
Net cash provided by (used for) financing activities	(970)	759
Effect of exchange rate changes on cash and cash equivalents	(46)	(179)
Change in cash and cash equivalents	342	1,314
Cash and cash equivalents, beginning-of-period	3,754	2,700
Cash and cash equivalents, end-of-period	$4,096	$4,014
The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements - Linde plc and Subsidiaries (Unaudited)

1. Summary of Significant Accounting Policies
Presentation of Condensed Consolidated Financial Statements - In the opinion of Linde management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Linde plc and subsidiaries in Linde's 2020 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2021.
Accounting Standards Implemented in 2021

•Income Taxes - Simplifying the Accounting for Income Taxes - In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing several exceptions in the current standard and adds guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, evaluating whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction and allocating taxes to members of a consolidated group. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of this standard did not materially impact the company's consolidated financial statements.

Accounting Standards to be Implemented

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

2. Cost Reduction Programs and Other Charges

2021 Charges

Cost reduction programs and other charges were a benefit of $8 million for the three months ended March 31, 2021 (benefit of $28 million, after tax). The following table summarizes the activities related to the company's cost reduction charges for the three months ended March 31, 2021:

	Quarter Ended March 31, 2021
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Americas	$3	$2	$5	$—	$5
EMEA	13	7	20	—	20
APAC	2	2	4	(53)	(49)
Engineering	7	—	7	—	7
Other	1	7	8	1	9
Total	$26	$18	$44	$(52)	$(8)

Cost Reduction Programs

Total cost reduction program related charges were $44 million for the three months ended March 31, 2021 ($34 million, after tax).

Severance costs

Severance costs were $26 million for the three months ended March 31, 2021. As of March 31, 2021, the majority of the actions have been taken, with the remaining actions anticipated to be completed by the end of the fiscal year.

Other cost reduction charges

Other cost reduction charges of $18 million for the three months ended March 31, 2021 are primarily charges related to the execution of the company's synergistic actions including location consolidations and business rationalization projects, process harmonization, and associated non-recurring costs.

Merger-related Costs and Other Charges

Merger-related costs and other charges were a benefit of $52 million (benefit of $62 million, after tax) for the three months ended March 31, 2021, primarily due to a $52 million gain triggered by a joint venture deconsolidation in the APAC segment (see Note 13), and other tax adjustments.

Cash Requirements

The total cash requirements of the cost reduction program and other charges during the three months ended March 31, 2021 are estimated to be approximately $24 million and are expected to be paid through 2022. Total cost reduction programs and other charges, net of payments in the condensed consolidated statements of cash flows for the three months ended March 31, 2021 also reflects the impact of cash payments of liabilities, including merger-related tax liabilities, accrued as of December 31, 2020.

The following table summarizes the activities related to the company's cost reduction related charges for the three months ended March 31, 2021:

(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Balance, December 31, 2020	$283	$22	$305	$64	$369
2021 Cost Reduction Programs and Other Charges	26	18	44	(52)	(8)
Less: Cash payments	(54)	(1)	(55)	(4)	(59)
Less: Non-cash charges / benefits	—	(13)	(13)	52	39
Foreign currency translation and other	(4)	—	(4)	(3)	(7)
Balance, March 31, 2021	$251	$26	$277	$57	$334

2020 Charges

Cost reduction programs and other charges were $131 million for the three months ended March 31, 2020 ($95 million, after tax). Total cost reduction program related charges were $78 million ($56 million, after tax), which consisted primarily of severance charges of $58 million, largely in the EMEA and Engineering segments. Merger-related and other charges were $53 million ($39 million, after tax).

Classification in the condensed consolidated financial statements

The costs are shown within operating profit in a separate line item on the consolidated statements of income. On the condensed consolidated statements of cash flows, the impact of these costs, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 10 Segments, Linde excluded these costs from its management definition of segment operating profit; a reconciliation of segment operating profit to consolidated operating profit is shown within the segment operating profit table.

3. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,125 million and $4,169 million at March 31, 2021 and December 31, 2020 respectively and gross receivables aged greater than one year were $338 million and $358 million at March 31, 2021 and December 31, 2020 respectively. Other receivables were $122 million and $111 million at March 31, 2021 and December 31, 2020, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $4,139 million at March 31, 2021 and $4,167 million at December 31, 2020. Allowances for expected credit losses were $446 million at March 31, 2021 and $471 million at December 31, 2020.  Provisions for expected credit losses were $39 million and $46 million for the three months ended March 31, 2021 and 2020, respectively. The allowance activity in the three months ended March 31, 2021 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	March 31, 2021	December 31, 2020
Inventories
Raw materials and supplies	$364	$411
Work in process	347	337
Finished goods	984	981
Total inventories	$1,695	$1,729

4. Debt
The following is a summary of Linde's outstanding debt at March 31, 2021 and December 31, 2020:

(Millions of dollars)	March 31, 2021	December 31, 2020
SHORT-TERM
Commercial paper	$1,979	$2,527
Other borrowings (primarily non U.S.)	1,297	724
Total short-term debt	3,276	3,251
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
3.875% Euro denominated notes due 2021 (b)	709	748
0.250% Euro denominated notes due 2022 (b)	1,178	1,226
2.45% Notes due 2022	600	599
2.20% Notes due 2022	499	499
2.70% Notes due 2023	499	499
2.00% Euro denominated notes due 2023 (b)	795	832
5.875% GBP denominated notes due 2023 (b)	455	460
1.20% Euro denominated notes due 2024	644	671
1.875% Euro denominated notes due 2024 (b)	372	389
2.65% Notes due 2025	399	398
1.625% Euro denominated notes due 2025	583	607
3.20% Notes due 2026	725	725
3.434% Notes due 2026	196	196
1.652% Euro denominated notes due 2027	96	100
0.250% Euro denominated notes due 2027	877	914
1.00% Euro denominated notes due 2028 (b)	918	966
1.10% Notes due 2030	696	696
1.90% Euro denominated notes due 2030	122	127
0.550% Euro denominated notes due 2032	873	909
3.55% Notes due 2042	664	664
2.00% Notes due 2050	296	296
Non U.S. borrowings	268	372
Other	10	10
	12,474	12,903
Less: current portion of long-term debt	(2,524)	(751)
Total long-term debt	9,950	12,152
Total debt	$15,750	$16,154

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)March 31, 2021 and December 31, 2020 included a cumulative $62 million and $79 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 5 for additional information.

The company maintains a $5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expires March 26, 2024. There are no financial maintenance covenants contained within the credit agreement. No borrowings were outstanding under the credit agreement as of March 31, 2021.

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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place with its principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of March 31, 2021, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2021 and December 31, 2020 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$6,002	$6,470	$26	$72	$32	$48
Forecasted transactions	705	823	6	16	9	12
Cross-currency swaps	194	260	23	24	6	7
Commodity contracts	N/A	N/A	2	1	N/A	N/A
Total	$6,901	$7,553	$57	$113	$47	$67
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	309	355	5	20	6	14
Commodity contracts	N/A	N/A	29	3	N/A	N/A
Interest rate swaps	1,859	1,923	50	64	—	—
Total Hedges	$2,168	$2,278	$84	$87	$6	$14
Total Derivatives	$9,069	$9,831	$141	$200	$53	$81

(a)March 31, 2021 and December 31, 2020 included current assets of $67 million and $110 million which are recorded in prepaid and other current assets; long-term assets of $74 million and $90 million which are recorded in other long-term assets; current liabilities of $42 million and $70 million which are recorded in other current liabilities; and long-term liabilities of $11 million and $11 million which are recorded in other long-term liabilities.

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

Forecasted Transactions

Foreign currency contracts related to forecasted transactions consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on (1) forecasted purchases of capital-related equipment and services, (2) forecasted sales, or (3) other forecasted cash flows denominated in currencies other than the functional currency of the related operating units. For forecasted transactions that are designated as cash flow hedges, fair value adjustments are recorded to accumulated other comprehensive income ("AOCI") with deferred amounts reclassified to earnings over the same time period as the income statement impact of the associated forecasted transaction. For forecasted transactions that do not qualify for cash flow hedging relationships, fair value adjustments are recorded directly to earnings.

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

Net Investment Hedge

As of March 31, 2021, Linde has €2.3 billion ($2.7 billion) intercompany Euro-denominated credit facility loans and intercompany loans which are designated as hedges of the net investment positions in foreign operations. Since hedge inception, the deferred loss recorded within the cumulative translation adjustment component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income is $137 million (deferred gain of $75 million recorded during the three months ended March 31, 2021).

As of March 31, 2021, exchange rate movements relating to previously designated hedges that remain in AOCI is a gain of $73 million. These movements will remain in AOCI, until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statement of income.

Interest Rate Swaps

Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability. The notional value of outstanding interest rate swaps of Linde with maturity dates from 2021 through 2028 was $1,859 million at March 31, 2021 and $1,923 million at December 31, 2020 (see Note 4 for further information).

Terminated Treasury Rate Locks
The unrecognized aggregated losses related to terminated treasury rate lock contracts on the underlying $500 million 2.20% fixed-rate notes that mature in 2022 at March 31, 2021 and December 31, 2020 were immaterial in both periods. The unrecognized gains / (losses) for the treasury rate locks are shown in AOCI and are being recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements.

Derivatives' Impact on Consolidated Statements of Income

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2021	2020
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$19	$(5)
Other balance sheet items	4	(41)
Total	$23	$(46)

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

The amounts of gain or loss recognized in AOCI and reclassified to the consolidated statement of income was immaterial for the three months ended March 31, 2021. Net losses expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Assets
Derivative assets	$—	$—	$141	$200	$—	$—
Investments and securities*	20	21	—	—	45	47
Total	$20	$21	$141	$200	45	$47

Liabilities
Derivative liabilities	$—	$—	$53	$81	$—	$—
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

The below summarizes the changes in level 3 investments and securities for the three months ended March 31, 2021. Gains (losses) recognized in earnings are recorded to interest expense - net in the company's consolidated statements of income.

The level 3 investments and securities as of December 31, 2020 was $47 million. During the quarter period the balance decreased $2 million related to foreign currency movements. The balance as of March 31, 2021 was $45 million.

The fair value of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments.
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At March 31, 2021, the estimated fair value of Linde’s long-term debt portfolio was $12,746 million versus a carrying value of $12,474 million. At December 31, 2020, the estimated fair value of Linde’s long-term debt portfolio was $13,611 million versus a carrying value of $12,903 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

7. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Income from continuing operations, Income from discontinued operations and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended March 31,
	2021	2020
Numerator (Millions of dollars)
Income from continuing operations	$979	$571
Income from discontinued operations	1	2
Net Income – Linde plc	$980	$573
Denominator (Thousands of shares)
Weighted average shares outstanding	522,103	530,952
Shares earned and issuable under compensation plans	356	263
Weighted average shares used in basic earnings per share	522,459	531,215
Effect of dilutive securities
Stock options and awards	4,468	3,741
Weighted average shares used in diluted earnings per share	526,927	534,956
Basic earnings per share from continuing operations	$1.87	$1.07
Basic earnings per share from discontinued operations	—	—
Basic Earnings Per Share	$1.87	$1.07
Diluted earnings per share from continuing operations	$1.86	$1.07
Diluted earnings per share from discontinued operations	—	—
Diluted Earnings Per Share	$1.86	$1.07
There were no antidilutive shares for any period presented.

8. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters ended March 31, 2021 and 2020 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2021	2020	2021	2020
Amount recognized in Operating Profit
Service cost	$40	$37	$—	$1
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	38	52	1	1
Expected return on plan assets	(131)	(120)	—	—
Net amortization and deferral	44	23	(1)	(1)
	(49)	(45)	—	—
Net periodic benefit cost (benefit)	$(9)	$(8)	$—	$1

Linde estimates that 2021 required contributions to its pension plans will be in the range of $70 million to $80 million, of which $12 million have been made through March 31, 2021.

9. Commitments and Contingencies
Contingent Liabilities
Linde is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Linde has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Linde's 2020 Annual Report on Form 10-K).
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
•At March 31, 2021 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $190 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.
•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais ($386 million) on White Martins, the Brazil-based subsidiary of Praxair, Inc. The fine was reduced to R$1.7 billion Brazilian reais ($298 million) due to a calculation error made by CADE. The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE has filed an appeal with the Superior Court of Justice and a decision is pending.
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

10. Segments

For a description of Linde plc's operating segments, refer to Note 18 to the consolidated financial statements on Linde plc's 2020 Annual Report on Form 10-K.
The table below presents sales and operating profit information about reportable segments and Other for the quarters ended March 31, 2021 and 2020.

	Quarter Ended March 31,
(Millions of dollars)	2021	2020
SALES(a)
Americas	$2,840	$2,677
EMEA	1,799	1,633
APAC	1,436	1,336
Engineering	674	608
Other	494	485
Total sales	$7,243	$6,739

	Quarter Ended March 31,
(Millions of dollars)	2021	2020
SEGMENT OPERATING PROFIT
Americas	$795	$661
EMEA	451	355
APAC	351	281
Engineering	109	91
Other	(18)	(36)
Segment operating profit	1,688	1,352
Cost reduction programs and other charges (Note 2)	8	(131)
Purchase accounting impacts - Linde AG	(483)	(488)
Total operating profit	$1,213	$733

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were not material.

11. Equity
Equity
A summary of the changes in total equity for the quarters ended March 31, 2021 and 2020 is provided below:

	Quarter Ended March 31,
(Millions of dollars)	2021			2020
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$47,317	$2,252	$49,569	$49,074	$2,448	$51,522
Net income (a)	980	38	1,018	573	35	608
Other comprehensive income (loss)	(655)	(6)	(661)	(2,574)	(106)	(2,680)
Noncontrolling interests:
Additions (reductions) (b)	—	(853)	(853)	—	2	2
Dividends and other capital changes	—	(21)	(21)	—	(4)	(4)
Dividends to Linde plc ordinary share holders ($1.060 per share in 2021 and $0.963 per share in 2020)	(553)	—	(553)	(511)	—	(511)
Issuances of ordinary shares:
For employee savings and incentive plans	(2)	—	(2)	(18)	—	(18)
Purchases of ordinary shares	(906)	—	(906)	(1,811)	—	(1,811)
Share-based compensation	29	—	29	43	—	43
Balance, end of period	$46,210	$1,410	$47,620	$44,776	$2,375	$47,151
(a) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for both the three months ended March 31, 2021 and 2020which is not part of total equity.
(b) Additions (reductions) for noncontrolling interests as of the three months period ended March 31, 2021, includes the impact from the deconsolidation of a joint venture with operations in APAC (see Note 13).
The components of AOCI are as follows:

	March 31,	December 31,
(Millions of dollars)	2021	2020
Cumulative translation adjustment - net of taxes:
Americas	$(3,938)	$(3,788)
EMEA	620	1,020
APAC	327	616
Engineering	164	354
Other	(700)	(1,020)
	(3,527)	(2,818)
Derivatives - net of taxes	18	4
Pension / OPEB (net of $537 million and $560 million tax benefit in March 31, 2021 and December 31, 2020, respectively)	(1,836)	(1,876)
	$(5,345)	$(4,690)

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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $137 million and $162 million at March 31, 2021 and December 31, 2020, respectively. Total contract liabilities are $2,511 million at March 31, 2021 (current of $1,863 million and $648 million within other long-term liabilities in the condensed consolidated balance sheets). Total contract liabilities were $2,301 million at December 31, 2020 (current contract liabilities of $1,769 million and $532 million in other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the three months ended March 31, 2021 that was included in the contract liability at December 31, 2020 was $446 million. Contract assets and liabilities primarily relate to the Linde Engineering business.
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
Disaggregated Revenue Information
As described above and in Note 18 to Linde's 2020 Form 10-K, the company manages its industrial gases business on a geographic basis, while the Engineering and Other businesses are generally managed on a global basis. Furthermore, the company believes that reporting sales by distribution method by reportable geographic segment best illustrates the nature, timing, type of customer, and contract terms for its revenues, including terms and pricing.
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the three months ended March 31, 2021 and March 31, 2020.

(Millions of dollars)	Quarter Ended March 31, 2021
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$771	$531	$484	$—	$53	$1,839	25%
On-Site	689	392	553	—	—	1,634	23%
Packaged Gas	1,332	861	361	—	6	2,560	35%
Other	48	15	38	674	435	1,210	17%
Total	$2,840	$1,799	$1,436	$674	$494	$7,243	100%

(Millions of dollars)	Quarter Ended March 31, 2020
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$726	$470	$459	$—	$47	$1,702	25%
On-Site	650	343	492	—	—	1,485	22%
Packaged Gas	1,275	811	360	—	5	2,451	36%
Other	26	9	25	608	433	1,101	17%
Total	$2,677	$1,633	$1,336	$608	$485	$6,739	100%

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

13. Divestitures

Effective January 1, 2021, Linde deconsolidated a joint venture with operations in APAC, due to the expiration of certain contractual rights that the parties mutually agreed not to renew. From the effective date, the joint venture is reflected as an equity investment on Linde's consolidated balance sheet with the corresponding results reflected in income from equity investments on the consolidated statement of income.

The fair value of the joint venture at January 1, 2021 was determined using a discounted cash flow model and approximated the carrying amount of its net assets. The net carrying value of $852 million was mainly comprised of assets of approximately $1.9 billion (primarily Other intangibles and Property plant and equipment - net), net of liabilities of approximately $1.0 billion. Upon deconsolidation an equity investment was recorded representing Linde's share of the joint venture's net assets. The deconsolidation resulted in a gain of $52 million recorded within cost reduction programs and other charges (see Note 2) related to the release of the CTA balance recorded within AOCI. The company did not receive any consideration, cash or otherwise, as part of the deconsolidation.

The joint venture contributed sales of approximately $600 million in 2020. Future earnings per share will not be affected as the ownership percent remains the same.

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

The non-GAAP measures and reconciliations are separately included in a later section in the MD&A titled "Non-GAAP Measures and Reconciliations."
    Consolidated Results
The following table provides summary information for the three months ended March 31, 2021 and 2020. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended March 31,
(Millions of dollars, except per share data)	2021	2020	Variance
Sales	$7,243	$6,739	7%
Cost of sales, exclusive of depreciation and amortization	$4,054	$3,843	5%
As a percent of sales	56.0%	57.0%
Selling, general and administrative	$787	$861	(9)%
As a percent of sales	10.9%	12.8%
Depreciation and amortization	$1,166	$1,142	2%
Cost reduction programs and other charges (b)	$(8)	$131	(106)%
Other income (expense) - net	$4	$15	(73)%
Operating profit	$1,213	$733	65%
Operating margin	16.7%	10.9%
Interest expense - net	$20	$24	(17)%
Net pension and OPEB cost (benefit), excluding service cost	$(49)	$(45)	9%
Effective tax rate	21.6%	21.9%
Income from equity investments	$43	$17	153%
Noncontrolling interests from continuing operations	$(38)	$(35)	9%
Income from continuing operations	$979	$571	71%
Diluted earnings per share from continuing operations	$1.86	$1.07	74%
Diluted shares outstanding	526,927	534,956	(2)%
Number of employees	71,699	79,008	(9)%
Adjusted Amounts (a)
Operating profit	$1,688	$1,352	25%
Operating margin	23.3%	20.1%
Effective tax rate	23.9%	23.9%
Income from continuing operations	$1,312	$1,009	30%
Diluted earnings per share from continuing operations	$2.49	$1.89	32%
Other Financial Data (a)
EBITDA from continuing operations	$2,422	$1,892	28%
As percent of sales	33.4%	28.1%
Adjusted EBITDA from continuing operations	$2,438	$2,049	19%
As percent of sales	33.7%	30.4%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" sections of this MD&A.

(b) See Note 2 to the condensed consolidated financial statements.

Reported
In the first quarter of 2021, Linde's sales were $7,243 million, 7% above prior year, primarily driven by 2% price attainment and 3% higher volumes. Currency translation increased sales by 4% in the first quarter of 2021 as compared to 2020.

Reported operating profit for the first quarter of 2021 of $1,213 million, or 16.7% of sales, was 65% above prior year. The reported year-over-year increase was primarily due to higher price and volumes and lower cost reduction programs and other charges. The reported effective tax rate ("ETR") was 21.6% in the first quarter 2021 versus 21.9% in the first quarter 2020. Diluted earnings per share from continuing operations ("EPS") was $1.86, or 74% above EPS of $1.07 in the first quarter of 2020 primarily due to higher income from continuing operations and lower diluted shares outstanding.

Adjusted
In the first quarter of 2021, adjusted operating profit of $1,688 million, or 23.3% of sales, was 25% higher as compared to 2020 driven by higher price and volumes and continued productivity initiatives across all segments. The adjusted ETR was 23.9% in the first quarter 2021, flat versus the 2020 quarter. On an adjusted basis, EPS was $2.49, 32% above the 2020 adjusted EPS of $1.89, driven by higher adjusted income from continuing operations and lower diluted shares outstanding.
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

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

Quarter Ended March 31, 2021 vs. 2020
% Change
Factors Contributing to Changes - Sales
Volume	3%
Price/Mix	2%
Cost pass-through	1%
Currency	4%
Acquisitions/divestitures	(3)%
Engineering	—%
7%

Sales
Sales increased $504 million, or 7%, for the first quarter of 2021 versus the respective 2020 period. Volume increased sales by 3% in the quarter primarily driven by healthcare, electronics and a recovery in the cyclical end markets of manufacturing, metals, chemicals and refining. Higher pricing across all geographic segments contributed 2% to sales in the quarter. Currency translation increased sales by 4% in the quarter, largely in EMEA and APAC, driven by the strengthening of the Euro, Australian dollar, Chinese yuan and British pound against the U.S. dollar. Cost pass-through increased sales by 1% in the quarter with minimal impact on operating profit. The deconsolidation of a joint venture with operations in APAC decreased sales by 3% (see Note 13 to the condensed consolidated financial statements).
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization increased $211 million, or 5%, for the first quarter of 2021 primarily due to higher volumes and currency impacts, partially offset by productivity initiatives. Cost of sales, exclusive of depreciation and amortization was 56.0% of sales for the first quarter of 2021 versus 57.0% of sales for the respective 2020 period. The decrease as a percentage of sales in the quarter was due primarily to cost reduction and productivity initiatives.

Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") decreased $74 million, or 9%, for the first quarter of 2021. SG&A was 10.9% of first quarter sales versus 12.8% for the respective 2020 period. Currency impacts increased SG&A by approximately $25 million in the quarter. Excluding currency impacts, underlying SG&A decreased driven by lower incentive compensation and continued cost reduction and productivity initiatives.
Depreciation and amortization
Reported depreciation and amortization expense increased $24 million, or 2%, for the first quarter of 2021 primarily due to currency translation impacts.
On an adjusted basis depreciation and amortization increased $22 million, or 3%, for the first quarter of 2021, primarily due to currency translation impacts which increased depreciation and amortization by $20 million. Excluding currency impacts, underlying depreciation was relatively flat as the impact of new project start ups was largely offset by the deconsolidation of a joint venture with operations in APAC (see Note 13 to the condensed consolidated financial statements).
Cost reduction programs and other charges
Cost reduction programs and other charges was a benefit of $8 million and a charge of $131 million for the first quarter 2021 and 2020, respectively, primarily related to merger and synergy-related costs (see Note 2 to the condensed consolidated financial statements).
On an adjusted basis, these costs have been excluded in both periods.
Operating profit
On a reported basis, operating profit increased $480 million, or 65%, for 2021. The increase was primarily due to higher volumes and price, partially offset by the deconsolidation of a joint venture with operations in APAC. Cost reduction programs and other charges was a benefit of $8 million for the first quarter, versus a charge of $131 million for the respective 2020 period.

On an adjusted basis, which excludes the impacts of purchase accounting and cost reduction programs and other charges, operating profit increased $336 million, or 25% in the 2021 quarter. Operating profit growth was driven by higher volume and price and the benefit of cost reduction programs and productivity initiatives, partially offset by the deconsolidation of a joint venture with operations in APAC. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net decreased $4 million for the first quarter of 2021. On an adjusted basis interest expense decreased $8 million for the first quarter versus the respective 2020 period.
On both a reported and adjusted basis, the decrease was driven primarily by the impact of unfavorable foreign currency revaluation on an unhedged intercompany loan in the prior year period.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost was a benefit of $49 million for the 2021 quarter, versus a benefit of $45 million for the respective 2020 period. The increase in benefit of $4 million largely relates to a higher expected return on assets and lower interest costs driven by the low discount rate environment offset by higher amortization of deferred losses.
Effective tax rate
The reported effective tax rate ("ETR") for the 2021 quarter was 21.6%, versus 21.9% for the respective 2020 period.
On an adjusted basis, the ETR for the first quarter 2021 was 23.9%, flat with the respective 2020 period.
Income from equity investments
Reported income from equity investments for the first quarter 2021 was $43 million, versus $17 million for the respective 2020 period. On an adjusted basis, income from equity investments for the first quarter of 2021 was $62 million, versus $31 million, in the prior respective period. The increase in both the reported and adjusted income from equity investments was driven by the deconsolidation of a joint venture with operations in APAC which is reflected in equity income effective January 1, 2021 (see Note 13 to the condensed consolidated financial statements), and the impact of unfavorable foreign currency revaluation on an unhedged loan of an investment in EMEA in the prior year period.
Noncontrolling interests from continuing operations
At March 31, 2021, noncontrolling interests from continuing operations consisted primarily of non-controlling shareholders' investments in APAC (primarily China) and surface technologies.

Reported noncontrolling interests from continuing operations increased $3 million for the first quarter of 2021 versus the respective 2020 period. Adjusted noncontrolling interests from continuing operations decreased $7 million for the first quarter of 2021 versus the respective 2020 period, primarily driven by the deconsolidation of a joint venture with operations in APAC (see Note 13 to the condensed consolidated financial statements) and the buyout of minority shareholders in the Republic of South Africa.
Income from continuing operations
Reported income from continuing operations increased $408 million, or 71%, for the first quarter of 2021 primarily due to higher operating profit versus the respective 2020 period.
On an adjusted basis, which excludes the impacts of purchase accounting and other non-GAAP adjustments, income from continuing operations increased $303 million, or 30%, for 2021 versus the respective 2020 period. The increase in the quarter was driven by higher overall adjusted operating profit.
Diluted earnings per share from continuing operations
Reported diluted EPS from continuing operations increased $0.79, or 74%, for 2021 versus the comparable 2020 period. On an adjusted basis, diluted EPS of $2.49 for the first quarter increased $0.60, or 32% versus the respective 2020 period. The increase in both reported and adjusted diluted EPS is driven by higher income from continuing operations and lower diluted shares outstanding.
Employees
The number of employees at March 31, 2021 was 71,699, a decrease of 7,309 employees from March 31, 2020 primarily driven by cost reduction actions and divestitures.
Other Financial Data
EBITDA from continuing operations was $2,422 million for the first quarter 2021 as compared to $1,892 million in the respective 2020 period. Adjusted EBITDA from continuing operations increased to $2,438 million for the first quarter 2021 from $2,049 million in the respective 2020 period.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) for the first quarter 2021 was a loss of $661 million and resulted primarily from currency translation adjustments of $715 million during the quarter. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 11 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Condensed Consolidated Statements of Income.

	Quarter Ended March 31,
(Millions of dollars)	2021	2020	Variance
SALES
Americas	$2,840	$2,677	6%
EMEA	1,799	1,633	10%
APAC	1,436	1,336	7%
Engineering	674	608	11%
Other	494	485	2%
Total sales	$7,243	$6,739	7%

SEGMENT OPERATING PROFIT
Americas	$795	$661	20%
EMEA	451	355	27%
APAC	351	281	25%
Engineering	109	91	20%
Other	(18)	(36)	50%
Segment operating profit	$1,688	$1,352	25%
Reconciliation to reported operating profit:
Cost reduction programs and other charges (Note 2)	8	(131)
Purchase accounting impacts - Linde AG	(483)	(488)
Total operating profit	$1,213	$733

Americas

	Quarter Ended March 31,
(Millions of dollars)	2021	2020	Variance
Sales	$2,840	$2,677	6%

Operating profit	$795	$661	20%
As a percent of sales	28.0%	24.7%

Quarter Ended March 31, 2021 vs. 2020
% Change
Sales
Factors Contributing to Changes - Sales
Volume	4%
Price/Mix	3%
Cost pass-through	1%
Currency	(2)%
Acquisitions/divestitures	—%
6%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico and Brazil.

Sales
Sales for the Americas segment increased $163 million, or 6%, for the first quarter of 2021 versus the respective 2020 period. Higher pricing contributed 3% to sales in the quarter. Higher volumes increased sales by 4% led by higher demand from the healthcare and chemical and refining end markets. Currency translation decreased sales by 2% in the quarter primarily driven by the weakening of the Brazilian real and Mexican peso against the U.S. Dollar. Cost pass-through contributed 1% to sales in the quarter with minimal impact on operating profit.

Operating profit
Operating profit in the Americas segment increased $134 million, or 20%, in 2021 versus the respective 2020 period. Operating profit increased due primarily to higher pricing and higher volumes, which were partially offset by unfavorable impacts of currency translation.

EMEA

	Quarter Ended March 31,
(Millions of dollars)	2021	2020	Variance
Sales	$1,799	$1,633	10%

Operating profit	$451	$355	27%
As a percent of sales	25.1%	21.7%

Quarter Ended March 31, 2021 vs. 2020
% Change
Sales
Factors Contributing to Changes - Sales
Volume	1%
Price/Mix	3%
Cost pass-through	1%
Currency	7%
Acquisitions/divestitures	(2)%
10%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom.

Sales
EMEA segment sales increased by $166 million, or 10%, for the first quarter 2021 as compared to the respective 2020 period. Volumes increased 1% in the quarter driven by increased demand from the healthcare end market. Higher price increased sales by 3% in the quarter. Currency translation increased sales by 7% in the quarter due to the strengthening of the Euro, British pound and Swedish krona against the U.S. Dollar. Sales decreased 2% in the quarter related to the 2020 divestiture of a non-core business in Scandinavia. Cost pass-through contributed 1% to sales in the quarter with minimal impact on operating profit.

Operating profit
Operating profit for the EMEA segment increased by $96 million, or 27%, in the first quarter 2021 as compared to the respective 2020 period, driven largely by higher price, continued cost reduction and productivity initiatives and favorable currency translation.

APAC

	Quarter Ended March 31,
(Millions of dollars)	2021	2020	Variance
Sales	$1,436	$1,336	7%

Operating profit	$351	$281	25%
As a percent of sales	24.4%	21.0%

Quarter Ended March 31, 2021 vs. 2020
% Change
Sales
Factors Contributing to Changes - Sales
Volume/Equipment	10%
Price/Mix	1%
Cost pass-through	1%
Currency	6%
Acquisitions/divestitures	(11)%
7%

The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India and South Korea.
Sales
Sales for the APAC segment increased $100 million, or 7%, for the first quarter 2021 versus the respective 2020 period. Volumes increased 10% in the quarter primarily in the cyclical end markets and project start-ups. Higher price contributed 1% to sales. Currency translation increased sales by 6% in quarter driven primarily by the strengthening of the Chinese yuan and Australian dollar against the U.S. Dollar in the period. Sales decreased $143 million, or 11%, in the first quarter of 2021 due to the deconsolidation of a joint venture with operations in Taiwan (see Note 13 to the condensed consolidated financial statements).
Operating profit
Operating profit in the APAC segment increased $70 million, or 25%, in the first quarter 2021 versus the respective 2020 period driven by higher volumes, continued cost reduction and productivity initiatives and favorable currency translation, partially offset by a $28 million reduction due to the deconsolidation of a joint venture.
Engineering

	Quarter Ended March 31,
(Millions of dollars)	2021	2020	Variance
Sales	$674	$608	11%

Operating profit	$109	$91	20%
As a percent of sales	16.2%	15.0%

Quarter Ended March 31, 2021 vs. 2020
% Change
Sales
Factors Contributing to Changes - Sales
Volume	4%
Currency	7%
11%
Sales
Engineering segment sales increased $66 million, or 11%, in the first quarter 2021 as compared to the respective 2020 period driven primarily by favorable currency impacts of 7%. Volumes increased sales by 4% driven by project timing.
Operating profit

Engineering segment operating profit increased $18 million, or 20%, in the first quarter 2021 as compared to the respective 2020 period driven by productivity initiatives and favorable currency impacts.
Other

	Quarter Ended March 31,
(Millions of dollars)	2021	2020	Variance
Sales	$494	$485	2%

Operating profit (loss)	$(18)	$(36)	50%
As a percent of sales	(3.6)%	(7.4)%

Quarter Ended March 31, 2021 vs. 2020
% Change
Sales
Factors Contributing to Changes - Sales
Volume/price	(4)%
Cost pass-through	1%
Currency	5%
Acquisitions/divestitures	—%
2%

Other consists of corporate costs and a few smaller businesses including: Surface Technologies, GIST, global helium wholesale, and Electronic Materials; which individually do not meet the quantitative thresholds for separate presentation.

Sales
Sales for Other increased $9 million, or 2%, for the first quarter 2021 versus the respective 2020 period. Currency translation increased sales by 5% in the period. Lower volumes decreased sales by 4% largely due to Surface Technologies. Cost pass-through increased sales by 1%.

Operating profit
Operating profit in Other increased $18 million, or 50% in the first quarter 2021 versus the respective 2020 period, due primarily to continued cost reduction and productivity initiatives.

Currency
The results of Linde's non-U.S. operations are translated to the company’s reporting currency, the U.S. dollar, from the functional currencies. For most operations, Linde uses the local currency as its functional currency. There is inherent variability and unpredictability in the relationship of these functional currencies to the U.S. dollar and such currency movements may materially impact Linde's results of operations in any given period.
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2021 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2021	2020	2021	2020
Euro	21%	0.83	0.91	0.85	0.82
Chinese yuan	8%	6.48	6.98	6.55	6.53
British pound	6%	0.73	0.78	0.73	0.73
Australian dollar	4%	1.29	1.52	1.32	1.30
Brazilian real	4%	5.46	4.43	5.70	5.20
Canadian dollar	3%	1.27	1.34	1.26	1.27
Korean won	2%	1,114	1,193	1,132	1,087
Mexican peso	2%	20.34	19.84	20.43	19.91
Indian rupee	2%	72.90	72.38	73.11	73.07
South African rand	1%	14.96	15.32	14.78	14.69
Swedish krona	1%	8.39	9.67	8.73	8.23
Thailand bhat	1%	30.28	31.27	31.24	29.96

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three months ended March 31,
	2021	2020
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,017	$606
Non-cash charges (credits):
Add: Depreciation and amortization	1,166	1,142
Add: Deferred income taxes	(65)	(107)
Add: Share-based compensation	29	43
Add: Cost reduction programs and other charges, net of payments (a)	(76)	40
Net income adjusted for non-cash charges	2,071	1,724
Less: Working capital	(42)	(270)
Less: Pension contributions	(12)	(17)
Other	92	(90)
Net cash provided by operating activities	$2,109	$1,347
INVESTING ACTIVITIES
Capital expenditures	(762)	(803)
Acquisitions, net of cash acquired	(10)	(41)
Divestitures and asset sales	21	231
Net cash provided by (used for) investing activities	$(751)	$(613)
FINANCING ACTIVITIES
Debt increase (decrease) - net	681	3,112
Issuances (purchases) of common stock - net	(851)	(1,815)
Cash dividends - Linde plc shareholders	(553)	(511)
Noncontrolling interest transactions and other	(247)	(27)
Net cash provided by (used for) financing activities	$(970)	$759

Effect of exchange rate changes on cash and cash equivalents	$(46)	$(179)
Cash and cash equivalents, end-of-period	$4,096	$4,014

(a) See Note 2 to the condensed consolidated financial statements.

Cash Flow from Operations

Cash provided by operations of $2,109 million for the three months ended March 31, 2021 increased $762 million, or 57%, versus 2020. The increase was driven by higher net income adjusted for non-cash charges, lower working capital requirements, lower merger and synergy related cash outflows and favorable changes in other long-term assets and liabilities. Cost reduction programs and other charges was a benefit of $8 million and a charge of $131 million for the quarters ended March 31, 2021 and 2020, respectively. Related cash outflows were $68 million and $91 million for the same respective periods.

Linde estimates that total 2021 required contributions to its pension plans will be in the range of $70 million to $80 million, of which $12 million has been made through March 31, 2021. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing

Net cash used for investing of $751 million for the three months ended March 31, 2021 increased $138 million versus 2020, primarily driven by the proceeds from divestitures in 2020, partially offset by lower capital expenditures and acquisitions.

Capital expenditures for the three months ended March 31, 2021 were $762 million, $41 million lower than the prior year.

At March 31, 2021, Linde's sale of gas backlog of large projects under construction was approximately $3.5 billion. This represents the total estimated capital cost of large plants under construction.

Acquisitions for the three months ended March 31, 2021 were $10 million and related primarily to acquisitions in EMEA. Acquisitions for the three months ended March 31, 2020 were $41 million and related to acquisitions in the Americas.

Divestitures and asset sales for the three months ended March 31, 2021 and 2020 were $21 million and $231 million, respectively. The 2020 period includes net proceeds from merger-related divestitures of $98 million from the sale of selected assets of Linde China and proceeds of approximately $130 million related to the divestiture of a non-core business in Scandinavia.

Financing

Cash used for financing activities was $970 million for the three months ended March 31, 2021 as compared to cash provided by financing activities of $759 million for the three months ended March 31, 2020. Cash provided by debt was $681 million versus cash provided by debt of $3,112 million in 2020 primarily due to lower short-term debt borrowings net of repayments. Net purchases of ordinary shares were $851 million in 2021 versus $1,815 million in 2020. Cash dividends of $553 million increased $42 million from 2020 driven primarily by a 10% increase in quarterly dividends per share from 96.3 cents per share to 106 cents per share. Cash used for Noncontrolling interest transactions and other was $247 million for the three months ended March 31, 2021 versus cash used of $27 million for the respective 2020 period due to the settlement of the buyout of minority interests in the Republic of South Africa in January of 2021.

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world. The company had $4.1 billion of cash as of March 31, 2021, and has a $5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants.  No borrowings were outstanding under the credit agreement as of March 31, 2021. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

On January 25, 2021, the company's board of directors approved the repurchase of $5.0 billion of its ordinary shares ("2021 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2021 program has a maximum repurchase amount of 15% of outstanding shares, began on February 1, 2021 and expires on July 31, 2023.

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

	Quarter Ended March 31,
	2021	2020
Adjusted Operating Profit and Operating Margin
Reported operating profit	$1,213	$733
Add: Cost reduction programs and other charges	(8)	131
Add: Purchase accounting impacts - Linde AG (c)	483	488
Total adjustments	475	619
Adjusted operating profit	$1,688	$1,352

Reported percentage change	65%	20%
Adjusted percentage change	25%	11%

Reported sales	$7,243	$6,739

Reported operating margin	16.7%	10.9%
Adjusted operating margin	23.3%	20.1%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$1,166	$1,142
Less: Purchase accounting impacts - Linde AG (c)	(478)	(476)
Adjusted depreciation and amortization	$688	$666

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$4	$15
Less: Purchase accounting impacts - Linde AG (c)	(5)	(12)
Adjusted Other Income (Expense) - net	$9	$27

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(49)	$(45)
Add: Pension settlement charges	—	—
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(49)	$(45)

Adjusted Interest Expense - Net
Reported interest expense - net	$20	$24
Add: Purchase accounting impacts - Linde AG (c)	18	22
Adjusted interest expense - net	$38	$46

Adjusted Income Taxes (a)
Reported income taxes	$268	$165
Add: Purchase accounting impacts - Linde AG (c)	118	122
Add: Cost reduction programs and other charges	20	36
Total adjustments	138	158
Adjusted income taxes	$406	$323

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$1,242	$754
Add: Purchase accounting impacts - Linde AG (c)	465	466
Add: Cost reduction programs and other charges	(8)	131
Total adjustments	457	597
Adjusted income before income taxes and equity investments	$1,699	$1,351

Reported Income taxes	$268	$165
Reported effective tax rate	21.6%	21.9%

Adjusted income taxes	$406	$323
Adjusted effective tax rate	23.9%	23.9%

Income from Equity Investments
Reported income from equity investments	$43	$17
Add: Purchase accounting impacts - Linde AG (c)	19	14
Adjusted income from equity investments	$62	$31

Adjusted Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(38)	$(35)
Add: Purchase accounting impacts - Linde AG (c)	(5)	(15)
Adjusted noncontrolling interests from continuing operations	$(43)	$(50)

Adjusted Income from Continuing Operations (b)
Reported income from continuing operations	$979	$571
Add: Cost reduction programs and other charges	(28)	95
Add: Purchase accounting impacts - Linde AG (c)	361	343
Total adjustments	333	438
Adjusted income from continuing operations	$1,312	$1,009

Adjusted Diluted EPS from Continuing Operations (b)
Reported diluted EPS from continuing operations	$1.86	$1.07
Add: Cost reduction programs and other charges	(0.05)	0.18
Add: Purchase accounting impacts - Linde AG (c)	0.68	0.64
Total adjustments	0.63	0.82
Adjusted diluted EPS from continuing operations	$2.49	$1.89

Reported percentage change	74%	35%
Adjusted percentage change	32%	12%

Adjusted EBITDA and % of Sales
Income from continuing operations	$979	$571
Add: Noncontrolling interests related to continuing operations	38	35
Add: Net pension and OPEB cost (benefit), excluding service cost	(49)	(45)
Add: Interest expense	20	24
Add: Income taxes	268	165
Add: Depreciation and amortization	1,166	1,142
EBITDA from continuing operations	$2,422	$1,892
Add: Cost reduction programs and other charges	(8)	131
Add: Purchase accounting impacts - Linde AG (c)	24	26
Total adjustments	16	157
Adjusted EBITDA from continuing operations	$2,438	$2,049

Reported sales	$7,243	$6,739
% of sales
EBITDA from continuing operations	33.4%	28.1%
Adjusted EBITDA from continuing operations	33.7%	30.4%

(a) The income tax expense (benefit) on the non-GAAP pre-tax adjustments was determined using the applicable tax rates for the jurisdictions that were utilized in calculating the GAAP income tax expense (benefit) and included both current and deferred income tax amounts.
(b) Net of income taxes which are shown separately in “Adjusted Income Taxes and Adjusted Effective Tax Rate”.
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

	March 31, 2021	December 31, 2020
(Millions of dollars)
Debt	$15,750	$16,154
Less: cash and cash equivalents	(4,096)	(3,754)
Net debt	11,654	12,400
Less: purchase accounting impacts - Linde AG	(98)	(121)
Adjusted net debt	$11,556	$12,279

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

(Millions of dollars)
Statement of Income Data	Three Months Ended March 31, 2021	Twelve Months Ended December 31, 2020
Sales	$1,720	$6,772
Operating profit	179	760
Net income	87	660
Transactions with non-guarantor subsidiaries	424	2,082

Balance Sheet Data (at period end)
Current assets (a)	$3,227	$3,117
Long-term assets (b)	17,420	17,892
Current liabilities (c)	10,595	8,265
Long-term liabilities (d)	36,727	38,188

(a) From current assets above, amount due from non-guarantor subsidiaries	$949	$937
(b) From long-term assets above, amount due from non-guarantor subsidiaries	4,336	4,553
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,078	1,053
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	22,834	22,419

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to Item 7A. to Part II of Linde's 2020 Annual Report on Form 10-K for discussion.
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
Item 1A. Risk Factors

Through the quarterly period covered by this report, there have been no material changes to the risk factors disclosed in Item 1A to Part I of Linde's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended March 31, 2021 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1,2) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2021	537	$257.37	537	$1,138
February 2021	1,240	$251.63	1,240	$4,688
March 2021	1,719	$265.40	1,719	$4,232
First Quarter 2021	3,496	$259.28	3,496	$4,232

(1)   On January 22, 2019 the company’s board of directors approved the repurchase of $6.0 billion of its ordinary shares ("2019 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2019 program had a maximum repurchase amount of 15% of outstanding shares and expired on February 1, 2021.

(2) On January 25, 2021 the company's board of directors approved the repurchase of $5.0 billion of its ordinary shares ("2021 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions.The 2021 program has a maximum repurchase amount of 15% of outstanding shares, began on February 1, 2021 and expires on July 31, 2023.

As of March 31, 2021, the company repurchased $768 million and $4.9 billion of its ordinary shares pursuant to the 2021 and 2019 programs, respectively. Under the 2021 program, $4.2 billion shares remain authorized. The 2019 program expired on February 1, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

	10.01	First Amendment to the Linde Compensation Deferral Program effective April 1, 2021.

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

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

Linde plc

(Registrant)

Date: May 6, 2021	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer