Form 10-Q
period 2021-06-30
LINDE PLC
filed 2021-07-30
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number	001-38730
LINDE PLC
(Exact name of registrant as specified in its charter)

Ireland	98-1448883
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

The Priestley Centre
10 Riverview Dr.,	10 Priestley Road,
Danbury, CT	Surrey Research Park,
United States 06810	Guildford,		Surrey	GU2 7XY
United Kingdom
(Address of principal executive offices) (Zip Code)
(203) 837-2000	+44	14	83 242200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At June 30, 2021, 516,411,320 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2021	2020
Sales	$7,584	$6,377
Cost of sales, exclusive of depreciation and amortization	4,194	3,619
Selling, general and administrative	822	760
Depreciation and amortization	1,171	1,124
Research and development	34	34
Cost reduction programs and other charges	204	249
Other income (expense) - net	(17)	—
Operating Profit	1,142	591
Interest expense - net	18	18
Net pension and OPEB cost (benefit), excluding service cost	(49)	(45)
Income From Continuing Operations Before Income Taxes and Equity Investments	1,173	618
Income taxes on continuing operations	334	164
Income From Continuing Operations Before Equity Investments	839	454
Income from equity investments	37	29
Income From Continuing Operations (Including Noncontrolling Interests)	876	483
Income from discontinued operations, net of tax	1	—
Net Income (Including Noncontrolling Interests)	877	483
Less: noncontrolling interests from continuing operations	(36)	(25)
Less: noncontrolling interest from discontinued operations	—	—
Net Income – Linde plc	$841	$458

Net Income – Linde plc
Income from continuing operations	$840	$458
Income from discontinued operations	$1	$—

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$1.62	$0.87
Basic earnings per share from discontinued operations	—	—
Basic earnings per share	$1.62	$0.87
Diluted earnings per share from continuing operations	$1.60	$0.87
Diluted earnings per share from discontinued operations	—	—
Diluted earnings per share	$1.60	$0.87

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	518,950	525,510
Diluted shares outstanding	523,723	529,054

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Sales	$14,827	$13,116
Cost of sales, exclusive of depreciation and amortization	8,248	7,462
Selling, general and administrative	1,609	1,621
Depreciation and amortization	2,337	2,266
Research and development	69	78
Cost reduction programs and other charges	196	380
Other income (expense) - net	(13)	15
Operating Profit	2,355	1,324
Interest expense - net	38	42
Net pension and OPEB cost (benefit), excluding service cost	(98)	(90)
Income From Continuing Operations Before Income Taxes and Equity Investments	2,415	1,372
Income taxes on continuing operations	602	329
Income From Continuing Operations Before Equity Investments	1,813	1,043
Income from equity investments	80	46
Income From Continuing Operations (Including Noncontrolling Interests)	1,893	1,089
Income from discontinued operations, net of tax	2	2
Net Income (Including Noncontrolling Interests)	1,895	1,091
Less: noncontrolling interests from continuing operations	(74)	(60)
Less: noncontrolling interest from discontinued operations	—	—
Net Income – Linde plc	$1,821	$1,031

Net Income – Linde plc
Income from continuing operations	$1,819	$1,029
Income from discontinued operations	$2	$2

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$3.49	$1.95
Basic earnings per share from discontinued operations	—	—
Basic earnings per share	$3.49	$1.95
Diluted earnings per share from continuing operations	$3.46	$1.93
Diluted earnings per share from discontinued operations	—	—
Diluted earnings per share	$3.46	$1.93

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	520,691	528,385
Diluted shares outstanding	525,380	532,112
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,
	2021	2020
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$877	$483

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	412	745
Reclassification to net income	—	—
Income taxes	(2)	(1)
Translation adjustments	410	744
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	(19)	(7)
Reclassifications to net income	44	21
Income taxes	(2)	(9)
Funded status - retirement obligations	23	5
Derivative instruments (Note 5):
Current unrealized gain (loss)	19	20
Reclassifications to net income	(3)	26
Income taxes	(3)	(10)
Derivative instruments	13	36
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	446	785

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,323	1,268
Less: noncontrolling interests	(45)	(43)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,278	$1,225

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,895	$1,091

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(245)	(1,995)
Reclassification to net income (Note 13)	(52)	—
Income taxes	(8)	24
Translation adjustments	(305)	(1,971)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	1	51
Reclassifications to net income	87	43
Income taxes	(25)	(24)
Funded status - retirement obligations	63	70
Derivative instruments (Note 5):
Current period unrealized gain (loss)	40	(45)
Reclassifications to net income	(5)	50
Income taxes	(8)	1
Derivative instruments	27	6
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(215)	(1,895)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,680	(804)
Less: noncontrolling interests	(77)	28
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,603	$(776)
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$3,137	$3,754
Accounts receivable - net	4,342	4,167
Contract assets	173	162
Inventories	1,692	1,729
Prepaid and other current assets	1,102	1,112
Total Current Assets	10,446	10,924
Property, plant and equipment - net	26,917	28,711
Goodwill	27,621	28,201
Other intangible assets - net	14,493	16,184
Other long-term assets	4,868	4,209
Total Assets	$84,345	$88,229
Liabilities and equity
Accounts payable	$3,143	$3,095
Short-term debt	3,681	3,251
Current portion of long-term debt	1,827	751
Contract liabilities	1,787	1,769
Other current liabilities	4,238	4,874
Total Current Liabilities	14,676	13,740
Long-term debt	9,984	12,152
Other long-term liabilities	12,457	12,755
Total Liabilities	37,117	38,647
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity:
Ordinary shares,€0.001 par value, authorized 1,750,000,000 shares, 2021 issued: 552,012,862 ordinary shares; 2020 issued: 552,012,862 ordinary shares	1	1
Additional paid-in capital	40,200	40,202
Retained earnings	17,820	17,178
Accumulated other comprehensive income (loss) (Note 11)	(4,908)	(4,690)
Less: Treasury shares, at cost (2021 – 35,601,542 shares and 2020 – 28,718,333 shares)	(7,336)	(5,374)
Total Linde plc Shareholders’ Equity	45,777	47,317
Noncontrolling interests	1,438	2,252
Total Equity	47,215	49,569
Total Liabilities and Equity	$84,345	$88,229

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$1,821	$1,031
Less: Income from discontinued operations, net of tax and noncontrolling interests	(2)	(2)
Add: Noncontrolling interests from continuing operations	74	60
Income from continuing operations (including noncontrolling interests)	1,893	1,089
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction programs and other charges, net of payments	95	239
Depreciation and amortization	2,337	2,266
Deferred income taxes	(78)	(261)
Share-based compensation	63	75
Working capital:
Accounts receivable	(388)	(118)
Inventory	(42)	(82)
Prepaid and other current assets	(20)	(48)
Payables and accruals	39	(27)
Contract assets and liabilities, net	51	71
Pension contributions	(28)	(41)
Long-term assets, liabilities and other	14	(52)
Net cash provided by operating activities	3,936	3,111
Investing
Capital expenditures	(1,506)	(1,586)
Acquisitions, net of cash acquired	(31)	(41)
Divestitures and asset sales, net of cash divested	77	380
Net cash provided by (used for) investing activities	(1,460)	(1,247)
Financing
Short-term debt borrowings (repayments) - net	1,081	1,945
Long-term debt borrowings	51	1,656
Long-term debt repayments	(818)	(78)
Issuances of ordinary shares	32	25
Purchases of ordinary shares	(2,082)	(1,828)
Cash dividends - Linde plc shareholders	(1,102)	(1,017)
Noncontrolling interest transactions and other	(277)	(148)
Net cash provided by (used for) financing activities	(3,115)	555
Effect of exchange rate changes on cash and cash equivalents	22	(178)
Change in cash and cash equivalents	(617)	2,241
Cash and cash equivalents, beginning-of-period	3,754	2,700
Cash and cash equivalents, end-of-period	$3,137	$4,941
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
•Reference Rate Reform - In March 2020 with amendments in 2021, the FASB issued guidance related to reference rate reform which provides practical expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that the reference London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. This update is applicable to our contracts and hedging relationships that reference LIBOR and other interbank offered rates. The amendments may be applied to impacted contracts and hedges prospectively through December 31, 2022. The application of this guidance did not materially impact the company's consolidated financial statements.

Reclassifications – Certain prior periods' amounts have been reclassified to conform to the current year’s presentation.

2. Cost Reduction Programs and Other Charges

2021 Charges

Cost reduction programs and other charges were $204 million and $196 million for the quarter and six months ended June 30, 2021, respectively ($198 million and $170 million, after tax). The following table summarizes the activities related to the company's cost reduction charges for the quarter and six months ended June 30, 2021:

	Quarter Ended June 30, 2021
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Americas	$—	$—	$—	$—	$—
EMEA	169	14	183	—	183
APAC	5	—	5	—	5
Engineering	—	6	6	—	6
Other	8	2	10	—	10
Total	$182	$22	$204	$—	$204

	Six Months Ended June 30, 2021
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Americas	$3	$2	$5	$—	$5
EMEA	182	21	203	—	203
APAC	7	2	9	(53)	(44)
Engineering	7	6	13	—	13
Other	9	9	18	1	19
Total	$208	$40	$248	$(52)	$196

Cost Reduction Programs

Total cost reduction program related charges were $204 million for the quarter and $248 million for the six months ended June 30, 2021 ($150 million and $184 million, after tax).

Severance costs

Severance costs were $182 million and $208 million for the quarter and six months ended June 30, 2021. As of June 30, 2021, approximately half of the actions have been taken, with remaining actions planned to be completed by the first quarter of 2022.

Other cost reduction charges

Other cost reduction charges of $22 million and $40 million for the quarter and six months ended June 30, 2021, respectively, are primarily charges related to the execution of the company's synergistic actions including location consolidations and business rationalization projects, process harmonization, and associated non-recurring costs.

Merger-related Costs and Other Charges

Merger-related costs and other charges were flat during the quarter ended June 30, 2021 and a benefit of $52 million for the six months ended June 30, 2021 (charge of $48 million and benefit of $14 million, after tax). The pre-tax benefit was primarily due to a $52 million gain triggered by a joint venture deconsolidation in the APAC segment in the first quarter (see Note 13).

In addition, the quarter and six months ended June 30, 2021 include net income tax charges of $48 million and $38 million, respectively, primarily related to (i) $81 million of expense due to the revaluation of a net deferred tax liability resulting from a tax rate increase in the United Kingdom enacted in the current quarter, and (ii) a tax settlement benefit of $33 million.

Cash Requirements

The total cash requirements of the cost reduction program and other charges during the six months ended June 30, 2021 are estimated to be approximately $223 million and are expected to be paid through 2023. Total cost reduction programs and other charges, net of payments in the condensed consolidated statements of cash flows for the six months ended June 30, 2021 also reflects the impact of cash payments of liabilities, including merger-related tax liabilities, accrued as of December 31, 2020.

The following table summarizes the activities related to the company's cost reduction related charges for the six months ended June 30, 2021:

(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Balance, December 31, 2020	$283	$22	$305	$64	$369
2021 Cost Reduction Programs and Other Charges	208	40	248	(52)	196
Less: Cash payments	(85)	(5)	(90)	(6)	(96)
Less: Non-cash charges / benefits	—	(19)	(19)	54	35
Foreign currency translation and other	(5)	—	(5)	(3)	(8)
Balance, June 30, 2021	$401	$38	$439	$57	$496

2020 Charges

Cost reduction programs and other charges were $249 million and $380 million for the quarter and six months ended June 30, 2020 ($187 million and $282 million, after tax).

Total cost reduction program related charges were $213 million and $291 million ($151 million and $207 million, respectively, after tax). for the quarter and six months ended June 30, 2020, respectively, which consisted primarily of severance charges of $192 million and $250 million, largely in the EMEA and Engineering segments. Merger-related and other charges were $36 million and $89 million for the quarter and six months ended June 30, 2020 ($36 million and $75 million, after tax).

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

3. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,326 million and $4,169 million at June 30, 2021 and December 31, 2020 respectively and gross receivables aged greater than one year were $316 million and $358 million at June 30, 2021 and December 31, 2020 respectively. Other receivables were $130 million and $111 million at June 30, 2021 and December 31, 2020, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $4,342 million at June 30, 2021 and $4,167 million at December 31, 2020. Allowances for expected credit losses were $430 million at June 30, 2021 and $471 million at December 31, 2020.  Provisions for expected credit losses were $71 million and $95 million for the six months ended June 30, 2021 and 2020, respectively. The allowance activity in the six months ended June 30, 2021 and 2020 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	June 30, 2021	December 31, 2020
Inventories
Raw materials and supplies	$369	$411
Work in process	358	337
Finished goods	965	981
Total inventories	$1,692	$1,729

4. Debt
The following is a summary of Linde's outstanding debt at June 30, 2021 and December 31, 2020:

(Millions of dollars)	June 30, 2021	December 31, 2020
SHORT-TERM
Commercial paper	$2,808	$2,527
Other borrowings (primarily non U.S.)	873	724
Total short-term debt	3,681	3,251
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
3.875% Euro denominated notes due 2021 (c)	—	748
0.250% Euro denominated notes due 2022 (b)	1,188	1,226
2.45% Notes due 2022	600	599
2.20% Notes due 2022	499	499
2.70% Notes due 2023	499	499
2.00% Euro denominated notes due 2023 (b)	800	832
5.875% GBP denominated notes due 2023 (b)	452	460
1.20% Euro denominated notes due 2024	651	671
1.875% Euro denominated notes due 2024 (b)	374	389
2.65% Notes due 2025	399	398
1.625% Euro denominated notes due 2025	589	607
3.20% Notes due 2026	725	725
3.434% Notes due 2026	197	196
1.652% Euro denominated notes due 2027	98	100
0.250% Euro denominated notes due 2027	887	914
1.00% Euro denominated notes due 2028 (b)	925	966
1.10% Notes due 2030	696	696
1.90% Euro denominated notes due 2030	124	127
0.550% Euro denominated notes due 2032	881	909
3.55% Notes due 2042	664	664
2.00% Notes due 2050	296	296
Non U.S. borrowings	257	372
Other	10	10
	11,811	12,903
Less: current portion of long-term debt	(1,827)	(751)
Total long-term debt	9,984	12,152
Total debt	$15,492	$16,154

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)June 30, 2021 and December 31, 2020 included a cumulative $58 million and $79 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 5.
(c)In June 2021, the company repaid €600 million of 3.875% note that became due.

The company maintains a $5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expires March 26, 2024. There are no financial maintenance covenants contained within the credit agreement. No borrowings were outstanding under the credit agreement as of June 30, 2021.

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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place with its principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of June 30, 2021, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2021 and December 31, 2020 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$4,972	$6,470	$32	$72	$24	$48
Forecasted transactions	523	823	6	16	6	12
Cross-currency swaps	174	260	25	24	5	7
Commodity contracts	N/A	N/A	5	1	—	—
Total	$5,669	$7,553	$68	$113	$35	$67
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	264	355	4	20	4	14
Commodity contracts	N/A	N/A	36	3	—	—
Interest rate swaps	1,304	1,923	34	64	—	—
Total Hedges	$1,568	$2,278	$74	$87	$4	$14
Total Derivatives	$7,237	$9,831	$142	$200	$39	$81

(a)June 30, 2021 and December 31, 2020 included current assets of $79 million and $110 million which are recorded in prepaid and other current assets; long-term assets of $63 million and $90 million which are recorded in other long-term assets; current liabilities of $32 million and $70 million which are recorded in other current liabilities; and long-term liabilities of $7 million and $11 million which are recorded in other long-term liabilities.

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

Net Investment Hedge

As of June 30, 2021, Linde has €2.7 billion ($3.2 billion) intercompany Euro-denominated credit facility loans and intercompany loans which are designated as hedges of the net investment positions in foreign operations. Since hedge inception, the deferred loss recorded within the cumulative translation adjustment component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income is $153 million (deferred loss of $16 million recorded during the quarter and a deferred gain of $58 million recorded for the six months ended June 30, 2021).

As of June 30, 2021, exchange rate movements relating to previously designated hedges that remain in AOCI is a gain of $73 million. These movements will remain in AOCI, until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statement of income.

Interest Rate Swaps

Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability. The notional value of outstanding interest rate swaps of Linde with maturity dates from 2022 through 2028 was $1,304 million at June 30, 2021 and $1,923 million at December 31, 2020 (See Note 4).

Terminated Treasury Rate Locks
The unrecognized aggregated losses related to terminated treasury rate lock contracts on the underlying $500 million 2.20% fixed-rate notes that mature in 2022 at June 30, 2021 and December 31, 2020 were immaterial in both periods. The unrecognized gains / (losses) for the treasury rate locks are shown in AOCI and are being recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements.

Derivatives' Impact on Consolidated Statements of Income

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$10	$37	$29	$32
Other balance sheet items	3	(29)	7	(70)
Total	$13	$8	$36	$(38)

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

The amounts of gain or loss recognized in AOCI and reclassified to the consolidated statement of income was immaterial for the quarter and six months ended June 30, 2021 and 2020, respectively. Net losses expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Assets
Derivative assets	$—	$—	$142	$200	$—	$—
Investments and securities*	19	21	—	—	46	47
Total	$19	$21	$142	$200	46	$47

Liabilities
Derivative liabilities	$—	$—	$39	$81	$—	$—
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

Changes in level 3 investments and securities were immaterial.

The fair value of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments.
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At June 30, 2021, the estimated fair value of Linde’s long-term debt portfolio was $12,160 million versus a carrying value of $11,811 million. At December 31, 2020, the estimated fair value of Linde’s long-term debt portfolio was $13,611 million versus a carrying value of $12,903 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

7. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Income from continuing operations, Income from discontinued operations and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator (Millions of dollars)
Income from continuing operations	$840	$458	$1,819	$1,029
Income from discontinued operations	1	—	2	2
Net Income – Linde plc	$841	$458	$1,821	$1,031
Denominator (Thousands of shares)
Weighted average shares outstanding	518,552	525,238	520,314	528,118
Shares earned and issuable under compensation plans	398	272	377	267
Weighted average shares used in basic earnings per share	518,950	525,510	520,691	528,385
Effect of dilutive securities
Stock options and awards	4,773	3,544	4,689	3,727
Weighted average shares used in diluted earnings per share	523,723	529,054	525,380	532,112
Basic earnings per share from continuing operations	$1.62	$0.87	$3.49	$1.95
Basic earnings per share from discontinued operations	—	—	—	—
Basic Earnings Per Share	$1.62	$0.87	$3.49	$1.95
Diluted earnings per share from continuing operations	$1.60	$0.87	$3.46	$1.93
Diluted earnings per share from discontinued operations	—	—	—	—
Diluted Earnings Per Share	$1.60	$0.87	$3.46	$1.93
There were no antidilutive shares for any period presented.

8. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and six months ended June 30, 2021 and 2020 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2021	2020	2021	2020	2021	2020	2021	2020
Amount recognized in Operating Profit
Service cost	$38	$36	$1	$—	$78	$73	$1	$1
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	38	50	—	2	76	102	1	3
Expected return on plan assets	(131)	(118)	—	—	(262)	(238)	—	—
Net amortization and deferral	45	22	(1)	(1)	89	45	(2)	(2)
	(48)	(46)	(1)	1	(97)	(91)	(1)	1
Net periodic benefit cost (benefit)	$(10)	$(10)	$—	$1	$(19)	$(18)	$—	$2
Linde estimates that 2021 required contributions to its pension plans will be in the range of $50 million to $60 million, of which $28 million have been made through June 30, 2021.
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
•At June 30, 2021 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $220 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.
•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais ($440 million) on White Martins, the Brazil-based subsidiary of Praxair, Inc. The fine was reduced to R$1.7 billion Brazilian reais ($340 million) due to a calculation error made by CADE. The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE has filed an appeal with the Superior Court of Justice and a decision is pending.
Similarly, on September 1, 2010, CADE imposed a civil fine of R$237 million Brazilian reais ($47 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to R$188 million Brazilian reais ($38 million) due to a calculation error made by CADE. The fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Seventh Federal Court of Brasilia. CADE filed an appeal with the Superior Court of Justice, and a final decision is pending.
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
The table below presents sales and operating profit information about reportable segments and Other for the quarters and six months ended June 30, 2021 and 2020.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2021	2020	2021	2020
SALES(a)
Americas	$3,020	$2,417	$5,860	$5,094
EMEA	1,875	1,448	3,674	3,081
APAC	1,544	1,295	2,980	2,631
Engineering	646	810	1,320	1,418
Other	499	407	993	892
Total sales	$7,584	$6,377	$14,827	$13,116

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2021	2020	2021	2020
SEGMENT OPERATING PROFIT
Americas	$871	$622	$1,666	$1,283
EMEA	487	303	938	658
APAC	389	294	740	575
Engineering	108	138	217	229
Other	(18)	(40)	(36)	(76)
Segment operating profit	1,837	1,317	3,525	2,669
Cost reduction programs and other charges (Note 2)	(204)	(249)	(196)	(380)
Purchase accounting impacts - Linde AG	(491)	(477)	(974)	(965)
Total operating profit	$1,142	$591	$2,355	$1,324

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were not material.

11. Equity
Equity
A summary of the changes in total equity for the quarter and six months ended June 30, 2021 and 2020 is provided below:

	Quarter Ended June 30,
(Millions of dollars)	2021			2020
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$46,210	$1,410	$47,620	$44,776	$2,375	$47,151
Net income (a)	841	36	877	458	25	483
Other comprehensive income (loss)	437	9	446	767	18	785
Noncontrolling interests:
Additions (reductions)	—	7	7	—	13	13
Dividends and other capital changes	—	(24)	(24)	—	(44)	(44)
Dividends to Linde plc ordinary share holders ($1.060 per share in 2021 and $0.963 per share in 2020)	(549)	—	(549)	(506)	—	(506)
Issuances of ordinary shares:
For employee savings and incentive plans	(9)	—	(9)	10	—	10
Purchases of ordinary shares	(1,187)	—	(1,187)	—	—	—
Share-based compensation	34	—	34	32	—	32
Balance, end of period	$45,777	$1,438	$47,215	$45,537	$2,387	$47,924

	Six Months Ended June 30,
(Millions of dollars)	2021			2020
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests (a)	Total Equity
Balance, beginning of period	$47,317	$2,252	$49,569	$49,074	$2,448	$51,522
Net income (a)	1,821	74	1,895	1,031	60	1,091
Other comprehensive income (loss)	(218)	3	(215)	(1,807)	(88)	(1,895)
Noncontrolling interests:
Additions (reductions) (b)	—	(846)	(846)	—	15	15
Dividends and other capital changes	—	(45)	(45)	—	(48)	(48)
Dividends to Linde plc ordinary share holders ($2.120 per share in 2021 and $1.926 per share in 2020)	(1,102)	—	(1,102)	(1,017)	—	(1,017)
Issuances of ordinary shares:
For employee savings and incentive plans	(11)	—	(11)	(8)	—	(8)
Purchases of ordinary shares	(2,093)	—	(2,093)	(1,811)	—	(1,811)
Share-based compensation	63	—	63	75	—	75
Balance, end of period	$45,777	$1,438	$47,215	$45,537	$2,387	$47,924
(a) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for quarters and the six months ended June 30, 2021 and 2020 and which is not part of total equity.
(b) Additions (reductions) for noncontrolling interests as of the six month period ended June 30, 2021, includes the impact from the deconsolidation of a joint venture with operations in APAC (see Note 13).

The components of AOCI are as follows:

	June 30,	December 31,
(Millions of dollars)	2021	2020
Cumulative translation adjustment - net of taxes:
Americas	$(3,729)	$(3,788)
EMEA	912	1,020
APAC	330	616
Engineering	215	354
Other	(854)	(1,020)
	(3,126)	(2,818)
Derivatives - net of taxes	31	4
Pension / OPEB (net of $535 million and $560 million tax benefit in June 30, 2021 and December 31, 2020, respectively)	(1,813)	(1,876)
	$(4,908)	$(4,690)

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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $173 million and $162 million at June 30, 2021 and December 31, 2020, respectively. Total contract liabilities are $2,477 million at June 30, 2021 (current of $1,787 million and $690 million within other long-term liabilities in the condensed consolidated balance sheets). Total contract liabilities were $2,301 million at December 31, 2020 (current contract liabilities of $1,769 million and $532 million in other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the six months ended June 30, 2021 that was included in the contract liability at December 31, 2020 was $791 million. Contract assets and liabilities primarily relate to the Linde Engineering business.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarter and six months ended June 30, 2021 and June 30, 2020.

(Millions of dollars)	Quarter Ended June 30, 2021
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$821	$556	$551	$—	$43	$1,971	26%
On-Site	774	396	582	—	—	1,752	23%
Packaged Gas	1,369	912	392	—	6	2,679	35%
Other	56	11	19	646	450	1,182	16%
Total	$3,020	$1,875	$1,544	$646	$499	$7,584	100%

(Millions of dollars)	Quarter Ended June 30, 2020
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$634	$415	$459	$—	$29	$1,537	24%
On-Site	559	304	466	—	—	1,329	21%
Packaged Gas	1,210	719	362	—	6	2,297	36%
Other	14	10	8	810	372	1,214	19%
Total	$2,417	$1,448	$1,295	$810	$407	$6,377	100%

(Millions of dollars)	Six Months Ended June 30, 2021
Sales	Americas	EMEA	APAC	Engineering	Other (a)	Total	%

Merchant	$1,592	$1,087	$1,035	$—	$95	$3,809	26%
On-Site	1,463	788	1,134	—	—	3,385	23%
Packaged Gas	2,701	1,772	753	—	12	5,238	35%
Other	104	27	58	1,320	886	2,395	16%
Total	$5,860	$3,674	$2,980	$1,320	$993	$14,827	100%

(Millions of dollars)	Six Months Ended June 30, 2020
Sales	Americas	EMEA	APAC	Engineering	Other (a)	Total	%

Merchant	$1,360	$885	$918	$—	$76	$3,239	25%
On-Site	1,209	647	958	—	—	2,814	21%
Packaged Gas	2,485	1,530	722	—	11	4,748	36%
Other	40	19	33	1,418	805	2,315	18%
Total	$5,094	$3,081	$2,631	$1,418	$892	$13,116	100%

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

    Consolidated Results
The following table provides summary information for the quarters and six months ended June 30, 2021 and 2020. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars, except per share data)	2021	2020	Variance	2021	2020	Variance
Sales	$7,584	$6,377	19%	$14,827	$13,116	13%
Cost of sales, exclusive of depreciation and amortization	$4,194	$3,619	16%	$8,248	$7,462	11%
As a percent of sales	55.3%	56.8%		55.6%	56.9%
Selling, general and administrative	$822	$760	8%	$1,609	$1,621	(1)%
As a percent of sales	10.8%	11.9%		10.9%	12.4%
Depreciation and amortization	$1,171	$1,124	4%	$2,337	$2,266	3%
Cost reduction programs and other charges (b)	$204	$249	(18)%	$196	$380	(48)%
Other income (expense) - net	$(17)	$—	(100%)	$(13)	$15	(187)%
Operating profit	$1,142	$591	93%	$2,355	$1,324	78%
Operating margin	15.1%	9.3%		15.9%	10.1%
Interest expense - net	$18	$18	—%	$38	$42	(10)%
Net pension and OPEB cost (benefit), excluding service cost	$(49)	$(45)	9%	$(98)	$(90)	9%
Effective tax rate	28.5%	26.5%		24.9%	24.0%
Income from equity investments	$37	$29	28%	$80	$46	74%
Noncontrolling interests from continuing operations	$(36)	$(25)	44%	$(74)	$(60)	23%
Income from continuing operations	$840	$458	83%	$1,819	$1,029	77%
Diluted earnings per share from continuing operations	$1.60	$0.87	84%	$3.46	$1.93	79%
Diluted shares outstanding	523,723	529,054	(1)%	525,380	532,112	(1)%
Number of employees	71,736	76,662	(6)%	71,736	76,662	(6)%
Adjusted Amounts (a)
Operating profit	$1,837	$1,317	39%	$3,525	$2,669	32%
Operating margin	24.2%	20.7%		23.8%	20.3%
Effective tax rate	24.6%	24.3%		24.3%	24.1%
Income from continuing operations	$1,415	$1,005	41%	$2,727	$2,014	35%
Diluted earnings per share from continuing operations	$2.70	$1.90	42%	$5.19	$3.78	37%
Other Financial Data (a)
EBITDA from continuing operations	$2,350	$1,744	35%	$4,772	$3,636	31%
As percent of sales	31.0%	27.3%		32.2%	27.7%
Adjusted EBITDA from continuing operations	$2,585	$2,016	28%	$5,023	$4,065	24%
As percent of sales	34.1%	31.6%		33.9%	31.0%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" sections of this MD&A.
(b) See Note 2 to the condensed consolidated financial statements.

Reported
In the second quarter of 2021, Linde's sales were $7,584 million, 19% above prior year, primarily driven by 3% price attainment and 15% higher volumes. Currency translation increased sales by 6% in the second quarter of 2021 as compared to 2020.

Reported operating profit for the second quarter of 2021 of $1,142 million, or 15.1% of sales, was 93% above prior year. The reported year-over-year increase was primarily due to higher price and volumes and lower cost reduction programs and other charges. The reported effective tax rate ("ETR") was 28.5% in the second quarter 2021 versus 26.5% in the second quarter 2020. Diluted earnings per share from continuing operations ("EPS") was $1.60, or 84% above EPS of $0.87 in the second quarter of 2020 primarily due to higher income from continuing operations and lower diluted shares outstanding.

Adjusted
In the second quarter of 2021, adjusted operating profit of $1,837 million, or 24.2% of sales, was 39% higher as compared to 2020 driven by higher price and volumes and continued productivity initiatives across all segments. The adjusted ETR was 24.6% in the second quarter 2021 versus 24.3% in the 2020 quarter. On an adjusted basis, EPS was $2.70, 42% above the 2020 adjusted EPS of $1.90, driven by higher adjusted income from continuing operations and lower diluted shares outstanding.
Outlook

Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended June 30, 2021 vs. 2020	Six Months Ended June 30, 2021 vs. 2020
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	15%	9%
Price/Mix	3%	2%
Cost pass-through	2%	2%
Currency	6%	5%
Acquisitions/divestitures	(3)%	(3)%
Engineering	(4)%	(2)%
	19%	13%

Sales
Sales increased $1,207 million, or 19%, for the second quarter of 2021 and increased $1,711 million, or 13% for the six months ended June 30, 2021 versus the respective 2020 periods. Volume growth across all end markets and project start-ups increased sales by 15% in the quarter and 9% year-to-date. Higher pricing across all geographic segments contributed 3% to sales in the quarter and 2% in the year-to-date period. Currency translation increased sales by 6% in the quarter and 5% in the year-to-date period, largely in EMEA and APAC, driven by the strengthening of the Euro, Australian dollar, Chinese yuan and British pound against the U.S. dollar. Cost pass-through increased sales by 2% in both periods with minimal impact on operating profit. The deconsolidation of a joint venture with operations in APAC decreased sales by 3% in the quarter and year-to-date periods (see Note 13 to the condensed consolidated financial statements).
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization increased $575 million, or 16%, for the second quarter of 2021 and increased $786 million, or 11% for the six months ended June 30, 2021 primarily due to higher volumes and currency impacts, partially offset by productivity initiatives. Cost of sales, exclusive of depreciation and amortization was 55.3% and 55.6% of sales, respectively, for the second quarter and six months ended June 30, 2021 versus 56.8% and 56.9% of sales for the respective 2020 periods. The decrease as a percentage of sales in the quarter and for the six months ended June 30, 2021 was due primarily to productivity initiatives.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $62 million, or 8%, for the second quarter of 2021 and decreased $12 million, or 1%, for the six months ended June 30, 2021. SG&A was 10.8% of second quarter sales and 10.9% sales for the six months ended June 30, 2021 versus 11.9% and 12.4% for the respective 2020 periods. Currency impacts increased SG&A by approximately $36 million in the quarter and increased SG&A by approximately $61 million for the six months ended June 30, 2021. Excluding currency impacts, underlying SG&A increased in the second quarter of 2021 driven by higher incentive compensation and decreased for the six months ended June 30, 2021 due to continued productivity initiatives.
Depreciation and amortization
Reported depreciation and amortization expense increased $47 million, or 4%, for the second quarter of 2021 and increased $71 million, or 3%, for the six months ended June 30, 2021 primarily due to currency translation impacts.

On an adjusted basis depreciation and amortization increased $36 million, or 5%, for the second quarter of 2021 and increased $58 million, or 4% for the year-to-date period, primarily due to currency translation impacts which increased depreciation and amortization by $34 million and $54 million, respectively. Excluding currency impacts, underlying depreciation was relatively flat as the impact of new project start ups was largely offset by the deconsolidation of a joint venture with operations in APAC (see Note 13 to the condensed consolidated financial statements).
Cost reduction programs and other charges
Cost reduction programs and other charges were $204 million and $249 million for the second quarter 2021 and 2020, respectively, primarily related to merger and synergy-related costs (see Note 2 to the condensed consolidated financial statements).
Cost reduction programs and other charges were $196 million and $380 million, respectively, for the six months ended June 30, 2021 and 2020.
On an adjusted basis, these costs have been excluded in both periods.
Operating profit
On a reported basis, operating profit increased $551 million, or 93%, for the second quarter of 2021 and increased $1,031 million, or 78% for the six months ended June 30, 2021. The increase was primarily due to higher volumes and price, partially offset by the deconsolidation of a joint venture with operations in APAC. Cost reduction programs and other charges were $204 million for the second quarter of 2021, versus $249 million for the respective 2020 period. In the year-to-date periods cost reduction programs and other charges were $196 million and $380 million, respectively, for the six months ended June 30, 2021 and 2020.

On an adjusted basis, which excludes the impacts of purchase accounting and cost reduction programs and other charges, operating profit increased $520 million, or 39% in the 2021 quarter and increased $856 million, or 32%, for the six months ended June 30, 2021. Operating profit growth was driven by higher volume and price and the benefit of cost reduction programs and productivity initiatives, partially offset by the deconsolidation of a joint venture with operations in APAC. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net was flat for the second quarter of 2021 and decreased $4 million for the six months ended June 30, 2021. On an adjusted basis interest expense decreased $7 million for the second quarter of 2021 and decreased $15 million for the six months ended June 30, 2021 versus the respective 2020 periods. The decrease in both periods was driven by a lower effective borrowing rate. The year-to-date period decrease was also driven by the impact of favorable foreign currency revaluation on an unhedged intercompany loan.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost was a benefit of $49 million and $98 million for the quarter and six months ended June 30, 2021, respectively, versus a benefit of $45 million and $90 million for the respective 2020 periods. The increase in benefit for both the quarter and year-to-date periods largely relates to a higher expected return on assets and lower interest costs partially offset by higher amortization of deferred losses.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter and six months ended June 30, 2021 was 28.5% and 24.9%, respectively, versus 26.5% and 24.0% for the respective 2020 periods. The 2021 periods include net tax charges of $38 million primarily related to $81 million of expense due to a tax rate increase in the United Kingdom partially offset by a tax settlement benefit of $33 million (see Note 2 to the condensed consolidated financial statements).
On an adjusted basis, the ETR for the quarter and six months ended June 30, 2021 was 24.6% and 24.3%, respectively, versus 24.3% and 24.1% for the respective 2020 periods.
Income from equity investments
Reported income from equity investments for the second quarter of 2021 and six months ended June 30, 2021 was $37 million and $80 million, respectively, versus $29 million and $46 million for the respective 2020 periods. On an adjusted basis, income from equity investments for the second quarter and six months ended June 30, 2021 was $56 million and $118 million, respectively, versus $43 million and $74 million, in the prior respective periods. The increase in both the reported and adjusted income from equity investments for the quarter and year-to-date periods was driven by the deconsolidation of a joint venture with operations in APAC which is reflected in equity income effective January 1, 2021 (See Note 13 to the condensed consolidated financial statements). The year-to-date 2020 period also includes the impact of unfavorable foreign currency revaluation on an unhedged loan of an investment in EMEA.

Noncontrolling interests from continuing operations
At June 30, 2021, noncontrolling interests from continuing operations consisted primarily of non-controlling shareholders' investments in APAC (primarily China) and surface technologies.
Reported noncontrolling interests from continuing operations increased $11 million for the second quarter of 2021 and increased $14 million for the six months ended June 30, 2021 versus the respective 2020 periods primarily driven by higher income from continuing operations, partially offset by the deconsolidation of a joint venture with operations in APAC (See Note 13 to the condensed consolidated financial statements) and the buyout of minority shareholders in the Republic of South Africa.
Adjusted noncontrolling interests from continuing operations decreased $1 million for the second quarter of 2021 and decreased $8 million for the six months ended June 30, 2021 versus the respective 2020 periods primarily driven by the deconsolidation of a joint venture with operations in APAC (See Note 13 to the condensed consolidated financial statements) and the buyout of minority shareholders in the Republic of South Africa, which more than offset the increase from higher income from continuing operations.
Income from continuing operations
Reported income from continuing operations increased $382 million, or 83%, for the second quarter of 2021 primarily due to higher operating profit and increased $790 million, or 77%, for the six months ended June 30, 2021 versus the respective 2020 periods, primarily due to higher overall operating profit.
On an adjusted basis, which excludes the impacts of purchase accounting and other non-GAAP adjustments, income from continuing operations increased $410 million, or 41%, for the quarter and increased $713 million, or 35% for the six months ended June 30, 2021 versus the respective 2020 periods. The increase in the quarter and year-to-date periods was driven by higher overall adjusted operating profit.
Diluted earnings per share from continuing operations
Reported diluted earnings per share from continuing operations increased $0.73, or 84%, for the second quarter of 2021 and increased $1.53, or 79% for the six months ended June 30, 2021 versus the comparable 2020 periods.
On an adjusted basis, diluted EPS for the second quarter of 2021 increased $0.80, or 42%, and increased $1.41, or 37% for the six months ended June 30, 2021 versus the respective 2020 periods, primarily due to higher income from continuing operations and lower diluted shares outstanding.
Employees
The number of employees at June 30, 2021 was 71,736, a decrease of 4,926 employees from June 30, 2020 primarily driven by cost reduction actions and divestitures.
Other Financial Data
EBITDA was $2,350 million for the second quarter of 2021 as compared to $1,744 million in the respective 2020 period. EBITDA increased to $4,772 million for the six months ended June 30, 2021 from $3,636 million in the respective 2020 period. Adjusted EBITDA from continuing operations increased to $2,585 million for the second quarter 2021 from $2,016 million in the respective 2020 period. Adjusted EBITDA from continuing operations increased to $5,023 million from $4,065 million for the six months ended June 30, 2021 as compared to the respective 2020 period primarily due to higher income from continuing operations plus depreciation and amortization versus the prior period.
See the "Non-GAAP Measures and Reconciliations" for adjusted amounts sections below for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive income for the second quarter of 2021 and loss for the six months ended June 30, 2021 of $446 million and $215 million, respectively, resulted primarily from positive currency translation adjustments of $410 million during the quarter and negative currency translation adjustments of $305 million during the year-to-date period. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 11 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Condensed Consolidated Statements of Income.

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2021	2020	Variance	2021	2020	Variance
SALES
Americas	$3,020	$2,417	25%	$5,860	$5,094	15%
EMEA	1,875	1,448	29%	3,674	3,081	19%
APAC	1,544	1,295	19%	2,980	2,631	13%
Engineering	646	810	(20)%	1,320	1,418	(7)%
Other	499	407	23%	993	892	11%
Total sales	$7,584	$6,377	19%	$14,827	$13,116	13%

SEGMENT OPERATING PROFIT
Americas	$871	$622	40%	$1,666	$1,283	30%
EMEA	487	303	61%	938	658	43%
APAC	389	294	32%	740	575	29%
Engineering	108	138	(22)%	217	229	(5)%
Other	(18)	(40)	55%	(36)	(76)	53%
Segment operating profit	$1,837	$1,317	39%	$3,525	$2,669	32%
Reconciliation to reported operating profit:
Cost reduction programs and other charges (Note 2)	(204)	(249)		(196)	(380)
Purchase accounting impacts - Linde AG	(491)	(477)		(974)	(965)
Total operating profit	$1,142	$591		$2,355	$1,324

Americas

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2021	2020	Variance	2021	2020	Variance
Sales	$3,020	$2,417	25%	$5,860	$5,094	15%

Operating profit	$871	$622	40%	$1,666	$1,283	30%
As a percent of sales	28.8%	25.7%		28.4%	25.2%

	Quarter Ended June 30, 2021 vs. 2020	Six Months Ended June 30, 2021 vs. 2020
	% Change	% Change
	Sales	Sales
Factors Contributing to Changes - Sales
Volume	18%	10%
Price/Mix	3%	3%
Cost pass-through	2%	2%
Currency	2%	—%
Acquisitions/divestitures	—%	—%
	25%	15%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico and Brazil.

Sales
Sales for the Americas segment increased $603 million, or 25%, for the second quarter and increased $766 million, or 15%, for the six months ended June 30, 2021 versus the respective 2020 periods. Higher pricing contributed 3% to sales in the quarter and year-to-date period. Higher volumes increased sales by 18% for the second quarter and increased 10% for the six months ended June 30, 2021, led by higher demand across all end markets, with cyclical end markets being the strongest. Currency translation increased sales by 2% in the quarter and was flat for the year-to-date period primarily driven by the strengthening of the Canadian dollar and Mexican peso against the U.S. Dollar. Cost pass-through increased sales by 2% for the second quarter and year-to-date periods with minimal impact on operating profit.

Operating profit
Operating profit in the Americas segment increased $249 million, or 40%, in the second quarter and increased $383 million, or 30%, for the six months ended June 30, 2021 versus the respective 2020 periods. For the quarter and year-to-date periods, operating profit increased due primarily to higher pricing and volumes and continued productivity initiatives.
EMEA

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2021	2020	Variance	2021	2020	Variance
Sales	$1,875	$1,448	29%	$3,674	$3,081	19%

Operating profit	$487	$303	61%	$938	$658	43%
As a percent of sales	26.0%	20.9%		25.5%	21.4%

	Quarter Ended June 30, 2021 vs. 2020	Six Months Ended June 30, 2021 vs. 2020
	% Change	% Change
	Sales	Sales
Factors Contributing to Changes - Sales
Volume	12%	6%
Price/Mix	4%	3%
Cost pass-through	4%	3%
Currency	10%	9%
Acquisitions/divestitures	(1)%	(2)%
	29%	19%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom.

Sales
EMEA segment sales increased by $427 million, or 29%, in the second quarter and increased by $593 million, or 19%, for the six months ended June 30, 2021 as compared to the respective 2020 periods. Volumes increased 12% in the quarter and 6% in the year-to-date period driven by increased demand across all end markets, led by the cyclical end markets. Currency translation increased sales by 10% in the quarter and 9% in the year-to-date period due to the strengthening of the Euro, British pound and Swedish krona against the U.S. Dollar. Higher price increased sales by 4% in the quarter and 3% in the year-to-date period. Sales decreased 1% in the quarter and 2% in the year-to-date periods related to the divestiture of a non-core business in Scandinavia. Cost pass-through contributed 4% to sales in the quarter and increased sales by 3% in the year-to-date periods with minimal impact on operating profit.

Operating profit
Operating profit for the EMEA segment increased by $184 million, or 61%, in the second quarter and increased $280 million, or 43%, for the six months ended June 30, 2021 as compared to the respective 2020 periods, driven largely by higher price and volumes and continued productivity initiatives.

APAC

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2021	2020	Variance	2021	2020	Variance
Sales	$1,544	$1,295	19%	$2,980	$2,631	13%

Operating profit	$389	$294	32%	$740	$575	29%
As a percent of sales	25.2%	22.7%		24.8%	21.9%

	Quarter Ended June 30, 2021 vs. 2020	Six Months Ended June 30, 2021 vs. 2020
	% Change	% Change
	Sales	Reported
Factors Contributing to Changes - Sales
Volume/Equipment	19%	14%
Price/Mix	2%	2%
Cost pass-through	2%	2%
Currency	8%	7%
Acquisitions/divestitures	(12)%	(12)%
	19%	13%

The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India and South Korea.
Sales
Sales for the APAC segment increased $249 million, or 19%, for the second quarter and increased $349 million, or 13% for the six months ended June 30, 2021 versus the respective 2020 periods. Volumes increased 19% in the quarter and 14% in the year-to-date period driven by increased demand across all end markets, led by the cyclical end markets, and electronics and project start-ups. Higher price contributed 2% to sales in both the quarter and year-to-date periods. Currency translation increased sales by 8% in quarter and increased sales by 7% in the year-to-date periods driven primarily by the strengthening of the Chinese yuan, Australian dollar and Korean won against the U.S. Dollar in the quarter. Sales decreased $153 million, or 12%, in the second quarter of 2021 and decreased $296 million, or 12%, for the six months ended June 30, 2021 due to the deconsolidation of a joint venture with operations in Taiwan (See Note 13 to the condensed consolidated financial statements).
Operating profit
Operating profit in the APAC segment increased $95 million, or 32%, in the second quarter and increased $165 million, or 29%, for the six months ended June 30, 2021 versus the respective 2020 periods. Higher volumes and price, continued productivity initiatives in both periods were partially offset by a $28 million and $56 million reduction due to the deconsolidation of the joint venture in the second quarter and year-to-date periods, respectively.
Engineering

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2021	2020	Variance	2021	2020	Variance
Sales	$646	$810	(20)%	$1,320	$1,418	(7)%

Operating profit	$108	$138	(22)%	$217	$229	(5)%
As a percent of sales	16.7%	17.0%		16.4%	16.1%

	Quarter Ended June 30, 2021 vs. 2020	Six Months Ended June 30, 2021 vs. 2020
	% Change	% Change
	Sales	Sales
Factors Contributing to Changes - Sales
Volume	(29)%	(15)%
Currency	9%	8%
	(20)%	(7)%
Sales
Engineering segment sales decreased $164 million, or 20%, in the second quarter 2021 and decreased $98 million, or 7%, for the six months ended June 30, 2021 as compared to the respective 2020 periods driven primarily by project timing, partially offset by currency impacts which increased sales by 9% in the quarter and 8% in the year-to-date period.
Operating profit

Engineering segment operating profit decreased $30 million, or 22%, in the second quarter 2021 and decreased $12 million, or 5%, for the six months ended June 30, 2021 as compared to the respective 2020 periods driven primarily by sales and project timing.
Other

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2021	2020	Variance	2021	2020	Variance
Sales	$499	$407	23%	$993	$892	11%

Operating profit (loss)	$(18)	$(40)	55%	$(36)	$(76)	53%
As a percent of sales	(3.6)%	(9.8)%		(3.6)%	(8.5)%

	Quarter Ended June 30, 2021 vs. 2020	Six Months Ended June 30, 2021 vs. 2020
	% Change	% Change
	Sales	Sales
Factors Contributing to Changes - Sales
Volume/price	16%	5%
Cost pass-through	1%	1%
Currency	6%	5%
Acquisitions/divestitures	—%	—%
	23%	11%

Other consists of corporate costs and a few smaller businesses including: Surface Technologies, GIST, global helium wholesale, and Electronic Materials; which individually do not meet the quantitative thresholds for separate presentation.

Sales
Sales for Other increased $92 million, or 23%, for the second quarter 2021 and increased $101 million, or 11%, for the six months ended June 30, 2021 versus the respective 2020 periods. Currency translation increased sales by 6% in the quarter and 5% for the year-to-date period. Higher volumes and price increased sales by 16% in the quarter and 5% in the year-to-date period across all businesses. Cost pass-through increased sales by 1% in both periods.

Operating profit
Operating profit in Other increased $22 million, or 55% in the second quarter 2021 and increased $40 million, or 53%, for the six months ended June 30, 2021 versus the respective 2020 periods, due primarily to volume growth, higher price and continued and productivity initiatives.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2021 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2021	2020	2021	2020
Euro	21%	0.83	0.91	0.84	0.82
Chinese yuan	9%	6.47	7.03	6.46	6.53
British pound	6%	0.72	0.79	0.72	0.73
Australian dollar	4%	1.30	1.52	1.33	1.30
Brazilian real	4%	5.38	4.86	5.00	5.20
Canadian dollar	3%	1.25	1.36	1.24	1.27
Korean won	2%	1,117	1,206	1,126	1,087
Mexican peso	2%	20.18	21.43	19.94	19.91
Indian rupee	2%	73.32	74.09	74.33	73.07
South African rand	2%	14.53	16.53	14.29	14.69
Swedish krona	1%	8.41	9.68	8.55	8.23
Thailand bhat	1%	30.80	31.61	32.03	29.96

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six months ended June 30,
	2021	2020
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,893	$1,089
Non-cash charges (credits):
Add: Depreciation and amortization	2,337	2,266
Add: Deferred income taxes	(78)	(261)
Add: Share-based compensation	63	75
Add: Cost reduction programs and other charges, net of payments (a)	95	239
Net income adjusted for non-cash charges	4,310	3,408
Less: Working capital	(360)	(204)
Less: Pension contributions	(28)	(41)
Other	14	(52)
Net cash provided by operating activities	$3,936	$3,111
INVESTING ACTIVITIES
Capital expenditures	(1,506)	(1,586)
Acquisitions, net of cash acquired	(31)	(41)
Divestitures and asset sales	77	380
Net cash provided by (used for) investing activities	$(1,460)	$(1,247)
FINANCING ACTIVITIES
Debt increase (decrease) - net	314	3,523
Issuances (purchases) of common stock - net	(2,050)	(1,803)
Cash dividends - Linde plc shareholders	(1,102)	(1,017)
Excess tax benefit on share-based compensation	—	—
Noncontrolling interest transactions and other	(277)	(148)
Net cash provided by (used for) financing activities	$(3,115)	$555

Effect of exchange rate changes on cash and cash equivalents	$22	$(178)
Cash and cash equivalents, end-of-period	$3,137	$4,941

(a) See Note 2 to the condensed consolidated financial statements.

Cash Flow from Operations

Cash provided by operations of $3,936 million for the six months ended June 30, 2021 increased $825 million, or 27%, versus 2020. The increase was driven by higher net income adjusted for non-cash charges partially offset by higher working capital requirements, primarily due to higher cash taxes. Cost reduction programs and other charges were $196 million and $380 million, respectively, for the six months ended June 30, 2021 and 2020. Related cash outflows were $101 million and $141 million for the same respective periods.

Linde estimates that total 2021 required contributions to its pension plans will be in the range of $50 million to $60 million, of which $28 million has been made through June 30, 2021. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing

Net cash used for investing of $1,460 million for the six months ended June 30, 2021 increased $213 million versus 2020, primarily driven by the proceeds from divestitures in 2020, partially offset by lower capital expenditures and acquisitions.

Capital expenditures for the six months ended June 30, 2021 were $1,506 million, $80 million lower than the prior year.

At June 30, 2021, Linde's sale of gas backlog of large projects under construction was approximately $3.4 billion. This represents the total estimated capital cost of large plants under construction.

Acquisitions for the six months ended June 30, 2021 were $31 million and related primarily to acquisitions in the Americas and EMEA. Acquisitions for the six months ended June 30, 2020 were $41 million and related to acquisitions in the Americas.

Divestitures and asset sales for the six months ended June 30, 2021 and 2020 were $77 million and $380 million, respectively. The 2020 period includes net proceeds from merger-related divestitures of $98 million from the sale of selected assets of Linde China and proceeds of approximately $130 million related to the divestiture of a non-core business in Scandinavia.

Financing

Cash used for financing activities was $3,115 million for the six months ended June 30, 2021 as compared to cash provided by financing activities of $555 million for the six months ended June 30, 2020. Cash provided by debt was $314 million versus cash provided by debt of $3,523 million in 2020 primarily due to bond issuances in 2020 of $1,656 million, bond repayments in 2021 of $818 million and lower short-term debt borrowings net of repayments. Net purchases of ordinary shares were $2,050 million in 2021 versus $1,803 million in 2020. Cash dividends of $1,102 million increased $85 million from 2020 driven primarily by a 10% increase in quarterly dividends per share from 96.3 cents per share to 106 cents per share. Cash used for Noncontrolling interest transactions and other was $277 million for the six months ended June 30, 2021 versus cash used of $148 million for the respective 2020 period primarily due to the settlement of the buyout of minority interests in the Republic of South Africa in January of 2021.

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world. The company had $3.1 billion of cash as of June 30, 2021, and has a $5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreement as of June 30, 2021. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted Operating Profit and Operating Margin
Reported operating profit	$1,142	$591	$2,355	$1,324
Add: Cost reduction programs and other charges	204	249	196	380
Add: Purchase accounting impacts - Linde AG (c)	491	477	974	965
Total adjustments	695	726	1,170	1,345
Adjusted operating profit	$1,837	$1,317	$3,525	$2,669

Reported percentage change	93%		78%
Adjusted percentage change	39%		32%

Reported sales	$7,584	$6,377	$14,827	$13,116

Reported operating margin	15.1%	9.3%	15.9%	10.1%
Adjusted operating margin	24.2%	20.7%	23.8%	20.3%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$1,171	$1,124	$2,337	$2,266
Less: Purchase accounting impacts - Linde AG (c)	(479)	(468)	(957)	(944)
Adjusted depreciation and amortization	$692	$656	$1,380	$1,322

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$(17)	$—	$(13)	$15
Less: Purchase accounting impacts - Linde AG (c)	(12)	(9)	(17)	(21)
Adjusted Other Income (Expense) - net	$(5)	$9	$4	$36

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(49)	$(45)	$(98)	$(90)
Add: Pension settlement charges	—	—	—	—
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(49)	$(45)	$(98)	$(90)

Adjusted Interest Expense - Net
Reported interest expense - net	$18	$18	$38	$42
Add: Purchase accounting impacts - Linde AG (c)	15	22	33	44
Adjusted interest expense - net	$33	$40	$71	$86

Adjusted Income Taxes (a)
Reported income taxes	$334	$164	$602	$329
Add: Purchase accounting impacts - Linde AG (c)	116	95	234	217
Add: Cost reduction programs and other charges	6	62	26	98
Total adjustments	122	157	260	315
Adjusted income taxes	$456	$321	$862	$644

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$1,173	$618	$2,415	$1,372
Add: Purchase accounting impacts - Linde AG (c)	476	455	941	921
Add: Cost reduction programs and other charges	204	249	196	380
Total adjustments	680	704	1,137	1,301
Adjusted income before income taxes and equity investments	$1,853	$1,322	$3,552	$2,673

Reported Income taxes	$334	$164	$602	$329
Reported effective tax rate	28.5%	26.5%	24.9%	24.0%

Adjusted income taxes	$456	$321	$862	$644
Adjusted effective tax rate	24.6%	24.3%	24.3%	24.1%

Income from Equity Investments
Reported income from equity investments	$37	$29	$80	$46
Add: Purchase accounting impacts - Linde AG (c)	19	14	$38	$28
Adjusted income from equity investments	$56	$43	$118	$74

Adjusted Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(36)	$(25)	$(74)	$(60)
Add: Purchase accounting impacts - Linde AG (c)	(2)	(14)	(7)	(29)
Adjusted noncontrolling interests from continuing operations	$(38)	$(39)	$(81)	$(89)

Adjusted Income from Continuing Operations (b)
Reported income from continuing operations	$840	$458	$1,819	$1,029
Add: Cost reduction programs and other charges	198	187	170	282
Add: Purchase accounting impacts - Linde AG (c)	377	360	738	703
Total adjustments	575	547	908	985
Adjusted income from continuing operations	$1,415	$1,005	$2,727	$2,014

Adjusted Diluted EPS from Continuing Operations (b)
Reported diluted EPS from continuing operations	$1.60	$0.87	$3.46	$1.93
Add: Cost reduction programs and other charges	0.38	0.35	0.32	0.53
Add: Purchase accounting impacts - Linde AG (c)	0.72	0.68	1.41	1.32
Total adjustments	1.10	1.03	1.73	1.85
Adjusted diluted EPS from continuing operations	$2.70	$1.90	$5.19	$3.78

Reported percentage change	84%		79%
Adjusted percentage change	42%		37%

Adjusted EBITDA and % of Sales
Income from continuing operations	$840	$458	$1,819	$1,029
Add: Noncontrolling interests related to continuing operations	36	25	74	60
Add: Net pension and OPEB cost (benefit), excluding service cost	(49)	(45)	(98)	(90)
Add: Interest expense	18	18	38	42
Add: Income taxes	334	164	602	329
Add: Depreciation and amortization	1,171	1,124	2,337	2,266
EBITDA from continuing operations	$2,350	$1,744	$4,772	$3,636
Add: Cost reduction programs and other charges	204	249	196	380
Add: Purchase accounting impacts - Linde AG (c)	31	23	55	49
Total adjustments	235	272	251	429
Adjusted EBITDA from continuing operations	$2,585	$2,016	$5,023	$4,065

Reported sales	$7,584	$6,377	$14,827	$13,116
% of sales
EBITDA from continuing operations	31.0%	27.3%	32.2%	27.7%
Adjusted EBITDA from continuing operations	34.1%	31.6%	33.9%	31.0%

(a) The income tax expense (benefit) on the non-GAAP pre-tax adjustments was determined using the applicable tax rates for the jurisdictions that were utilized in calculating the GAAP income tax expense (benefit) and included both current and deferred income tax amounts.
(b) Net of income taxes which are shown separately in “Adjusted Income Taxes and Adjusted Effective Tax Rate”.
(c) The company believes that its non-GAAP measures excluding Purchase accounting impacts - Linde AG are useful to investors because: (i) the business combination was a merger of equals in an all-stock merger transaction, with no cash consideration, (ii) the company is managed on a geographic basis and the results of certain geographies are more heavily impacted by purchase accounting than others, causing results that are not comparable at the reportable segment level, therefore, the impacts of purchase accounting adjustments to each segment vary and are not comparable within the company and when compared to other companies in similar regions, (iii) business management is evaluated and variable compensation is determined based on results excluding purchase accounting impacts, and; (iv) it is important to investors and analysts to understand the purchase accounting impacts to the financial statements.
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

	June 30, 2021	December 31, 2020
(Millions of dollars)
Debt	$15,492	$16,154
Less: cash and cash equivalents	(3,137)	(3,754)
Net debt	12,355	12,400
Less: purchase accounting impacts - Linde AG	(84)	(121)
Adjusted net debt	$12,271	$12,279

Supplemental Guarantee Information

On June 6, 2020, the company filed a Form S-3 Registration Statement with the SEC ("the Registration Statement").

Linde plc may offer debt securities, preferred shares, depositary shares and ordinary shares under the Registration Statement, and debt securities exchangeable for or convertible into preferred shares, ordinary shares or other debt securities. Debt securities of Linde plc may be guaranteed by Linde Inc (previously Praxair) and/or Linde GmbH (previously Linde AG). Linde plc may provide guarantees of debt securities offered by its wholly owned subsidiaries Linde Inc. or Linde Finance under the Registration Statement.

Linde Inc. (previously Praxair, Inc.) is a wholly owned subsidiary of Linde plc. Linde Inc. may offer debt securities under the Registration Statement. Debt securities of Linde Inc. will be guaranteed by Linde plc, and such guarantees by Linde plc may be guaranteed by Linde GmbH. Linde Inc. may also provide (i) guarantees of debt securities offered by Linde plc under the Registration Statement and (ii) guarantees of the guarantees provided by Linde plc of debt securities of Linde Finance offered under the Registration Statement.

Linde Finance B.V. is a wholly owned subsidiary of Linde plc. Linde Finance may offer debt securities under the Registration Statement. Linde plc will guarantee debt securities of Linde Finance offered under the Registration Statement. Linde GmbH and Linde Inc. may guarantee Linde plc’s obligations under its downstream guarantee.

Linde GmbH is a wholly owned subsidiary of Linde plc. Linde GmbH may provide (i) guarantees of debt securities offered by Linde plc under the Registration Statement and (ii) upstream guarantees of downstream guarantees provided by Linde plc of debt securities of Linde Inc. or Linde Finance offered under the Registration Statement.

In September 2019, Linde plc provided downstream guarantees of all of the pre-business combination Linde Inc. and Linde Finance notes, and Linde GmbH and Linde Inc., respectively, provided upstream guarantees of Linde plc’s downstream guarantees.

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

The following tables present summarized financial information for Linde plc, Linde Inc., Linde GmbH and Linde Finance on a combined basis, after eliminating intercompany transactions and balances between them and excluding investments in and equity in earnings from non-guarantor subsidiaries.

(Millions of dollars)
Statement of Income Data	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020
Sales	$3,560	$6,876
Operating profit	226	786
Net income	59	690
Transactions with non-guarantor subsidiaries	868	2,222

Balance Sheet Data (at period end)
Current assets (a)	$5,375	$4,174
Long-term assets (b)	16,752	17,978
Current liabilities (c)	10,182	8,337
Long-term liabilities (d)	39,953	39,208

(a) From current assets above, amount due from non-guarantor subsidiaries	$3,879	$1,984
(b) From long-term assets above, amount due from non-guarantor subsidiaries	3,590	4,565
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,181	1,054
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	25,879	23,394

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended June 30, 2021 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1) (Millions)
April 2021	840	$286.64	840	$3,991
May 2021	1,480	$297.71	1,480	$3,551
June 2021	1,732	$292.03	1,732	$3,045
Second Quarter 2021	4,052	$292.99	4,052	$3,045

(1) On January 25, 2021 the company's board of directors approved the repurchase of $5.0 billion of its ordinary shares ("2021 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions.The 2021 program has a maximum repurchase amount of 15% of outstanding shares, began on February 1, 2021 and expires on July 31, 2023.

As of June 30, 2021, the company repurchased $1.96 billion of its ordinary shares pursuant to the 2021 program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

	*10.01	2021 Linde plc Long Term Incentive Plan

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

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

Linde plc

(Registrant)

Date: July 30, 2021	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer