Form 10-Q
period 2021-09-30
LINDE PLC
filed 2021-10-29
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number	001-38730
LINDE PLC
(Exact name of registrant as specified in its charter)

Ireland		98-1448883
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

		The Priestley Centre
10 Riverview Dr.,		10 Priestley Road,
Danbury,	Connecticut	Surrey Research Park,
United States	06810	Guildford,	Surrey	GU2 7XY
		United Kingdom
(Address of principal executive offices) (Zip Code)
(203) 837-2000		+44	14	83 242200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At September 30, 2021, 512,554,731 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2021	2020
Sales	$7,668	$6,855
Cost of sales, exclusive of depreciation and amortization	4,368	3,835
Selling, general and administrative	793	770
Depreciation and amortization	1,163	1,168
Research and development	36	36
Cost reduction programs and other charges	26	48
Other income (expense) - net	10	(29)
Operating Profit	1,292	969
Interest expense - net	8	38
Net pension and OPEB cost (benefit), excluding service cost	(45)	(41)
Income From Continuing Operations Before Income Taxes and Equity Investments	1,329	972
Income taxes on continuing operations	321	265
Income From Continuing Operations Before Equity Investments	1,008	707
Income from equity investments	1	23
Income From Continuing Operations (Including Noncontrolling Interests)	1,009	730
Income from discontinued operations, net of tax	1	1
Net Income (Including Noncontrolling Interests)	1,010	731
Less: noncontrolling interests from continuing operations	(31)	(31)
Net Income – Linde plc	$979	$700

Net Income – Linde plc
Income from continuing operations	$978	$699
Income from discontinued operations	$1	$1

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$1.90	$1.33
Basic earnings per share from discontinued operations	—	—
Basic earnings per share	$1.90	$1.33
Diluted earnings per share from continuing operations	$1.88	$1.32
Diluted earnings per share from discontinued operations	—	—
Diluted earnings per share	$1.88	$1.32

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	515,169	525,694
Diluted shares outstanding	520,079	530,415

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Sales	$22,495	$19,971
Cost of sales, exclusive of depreciation and amortization	12,616	11,297
Selling, general and administrative	2,402	2,391
Depreciation and amortization	3,500	3,434
Research and development	105	114
Cost reduction programs and other charges	222	428
Other income (expense) - net	(3)	(14)
Operating Profit	3,647	2,293
Interest expense - net	46	80
Net pension and OPEB cost (benefit), excluding service cost	(143)	(131)
Income From Continuing Operations Before Income Taxes and Equity Investments	3,744	2,344
Income taxes on continuing operations	923	594
Income From Continuing Operations Before Equity Investments	2,821	1,750
Income from equity investments	81	69
Income From Continuing Operations (Including Noncontrolling Interests)	2,902	1,819
Income from discontinued operations, net of tax	3	3
Net Income (Including Noncontrolling Interests)	2,905	1,822
Less: noncontrolling interests from continuing operations	(105)	(91)
Net Income – Linde plc	$2,800	$1,731

Net Income – Linde plc
Income from continuing operations	$2,797	$1,728
Income from discontinued operations	$3	$3

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$5.39	$3.28
Basic earnings per share from discontinued operations	0.01	0.01
Basic earnings per share	$5.40	$3.29
Diluted earnings per share from continuing operations	$5.34	$3.25
Diluted earnings per share from discontinued operations	0.01	0.01
Diluted earnings per share	$5.35	$3.26

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	518,802	527,501
Diluted shares outstanding	523,662	531,724
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,
	2021	2020
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,010	$731

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(823)	696
Reclassification to net income	—	—
Income taxes	4	7
Translation adjustments	(819)	703
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	52	(49)
Reclassifications to net income	43	28
Income taxes	(28)	(2)
Funded status - retirement obligations	67	(23)
Derivative instruments (Note 5):
Current unrealized gain (loss)	64	16
Reclassifications to net income	(25)	(5)
Income taxes	(10)	(3)
Derivative instruments	29	8
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(723)	688

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	287	1,419
Less: noncontrolling interests	(18)	(71)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$269	$1,348

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$2,905	$1,822

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,068)	(1,299)
Reclassification to net income (Note 13)	(52)	—
Income taxes	(4)	31
Translation adjustments	(1,124)	(1,268)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	53	2
Reclassifications to net income	130	71
Income taxes	(53)	(26)
Funded status - retirement obligations	130	47
Derivative instruments (Note 5):
Current period unrealized gain (loss)	104	(29)
Reclassifications to net income	(30)	45
Income taxes	(18)	(2)
Derivative instruments	56	14
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(938)	(1,207)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,967	615
Less: noncontrolling interests	(95)	(43)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,872	$572
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$4,700	$3,754
Accounts receivable - net	4,367	4,167
Contract assets	166	162
Inventories	1,694	1,729
Prepaid and other current assets	1,080	1,112
Total Current Assets	12,007	10,924
Property, plant and equipment - net	26,180	28,711
Goodwill	27,178	28,201
Other intangible assets - net	14,048	16,184
Other long-term assets	4,778	4,209
Total Assets	$84,191	$88,229
Liabilities and equity
Accounts payable	$3,069	$3,095
Short-term debt	2,895	3,251
Current portion of long-term debt	2,293	751
Contract liabilities	2,213	1,769
Other current liabilities	4,288	4,874
Total Current Liabilities	14,758	13,740
Long-term debt	11,539	12,152
Other long-term liabilities	12,157	12,755
Total Liabilities	38,454	38,647
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity:
Ordinary shares,€0.001 par value, authorized 1,750,000,000 shares, 2021 issued: 552,012,862 ordinary shares; 2020 issued: 552,012,862 ordinary shares	1	1
Additional paid-in capital	40,220	40,202
Retained earnings	18,240	17,178
Accumulated other comprehensive income (loss) (Note 11)	(5,618)	(4,690)
Less: Treasury shares, at cost (2021 – 39,458,131 shares and 2020 – 28,718,333 shares)	(8,520)	(5,374)
Total Linde plc Shareholders’ Equity	44,323	47,317
Noncontrolling interests	1,401	2,252
Total Equity	45,724	49,569
Total Liabilities and Equity	$84,191	$88,229

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$2,800	$1,731
Less: Income from discontinued operations, net of tax and noncontrolling interests	(3)	(3)
Add: Noncontrolling interests from continuing operations	105	91
Income from continuing operations (including noncontrolling interests)	2,902	1,819
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction programs and other charges, net of payments	83	240
Depreciation and amortization	3,500	3,434
Deferred income taxes	(184)	(299)
Share-based compensation	95	104
Working capital:
Accounts receivable	(539)	(76)
Inventory	(77)	(101)
Prepaid and other current assets	(25)	1
Payables and accruals	131	(12)
Contract assets and liabilities, net	530	89
Pension contributions	(32)	(76)
Long-term assets, liabilities and other	108	(128)
Net cash provided by operating activities	6,492	4,995
Investing
Capital expenditures	(2,247)	(2,373)
Acquisitions, net of cash acquired	(31)	(41)
Divestitures and asset sales, net of cash divested	147	435
Net cash provided by (used for) investing activities	(2,131)	(1,979)
Financing
Short-term debt borrowings (repayments) - net	369	2,154
Long-term debt borrowings	2,260	2,763
Long-term debt repayments	(821)	(1,582)
Issuances of ordinary shares	39	41
Purchases of ordinary shares	(3,251)	(2,030)
Cash dividends - Linde plc shareholders	(1,648)	(1,523)
Noncontrolling interest transactions and other	(319)	(201)
Net cash provided by (used for) financing activities	(3,371)	(378)
Effect of exchange rate changes on cash and cash equivalents	(44)	(139)
Change in cash and cash equivalents	946	2,499
Cash and cash equivalents, beginning-of-period	3,754	2,700
Cash and cash equivalents, end-of-period	$4,700	$5,199
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

2. Cost Reduction Programs and Other Charges

2021 Charges

Cost reduction programs and other charges were $26 million and $222 million for the quarter and nine months ended September 30, 2021, respectively ($58 million and $228 million, after tax). The following table summarizes the activities related to the company's cost reduction charges for the quarter and nine months ended September 30, 2021:

	Quarter Ended September 30, 2021
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Americas	$1	$—	$1	$(4)	$(3)
EMEA	15	2	17	—	17
APAC	—	—	—	—	—
Engineering	—	—	—	—	—
Other	4	7	11	1	12
Total	$20	$9	$29	$(3)	$26

	Nine Months Ended September 30, 2021
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Americas	$4	$2	$6	$(4)	$2
EMEA	197	23	220	—	220
APAC	7	2	9	(53)	(44)
Engineering	7	6	13	—	13
Other	13	16	29	2	31
Total	$228	$49	$277	$(55)	$222

Cost Reduction Programs

Total cost reduction program related charges were $29 million for the quarter and $277 million for the nine months ended September 30, 2021 ($25 million and $209 million, after tax).

Severance costs

Severance costs were $20 million and $228 million for the quarter and nine months ended September 30, 2021. As of September 30, 2021, approximately half of the actions have been taken, with remaining actions planned to be completed by the first quarter of 2022.

Other cost reduction charges

Other cost reduction charges of $9 million and $49 million for the quarter and nine months ended September 30, 2021, respectively, are primarily charges related to the execution of the company's synergistic actions including location consolidations and business rationalization projects, process harmonization, and associated non-recurring costs.

Merger-related Costs and Other Charges

Merger-related costs and other charges were benefits of $3 million and $55 million for the quarter and nine months ended September 30, 2021, respectively (charges of $33 million and $19 million, after tax). The year-to-date pre-tax benefit was primarily due to a $52 million gain triggered by a joint venture deconsolidation in the APAC segment in the first quarter (see Note 13). After-tax charges also include the impact of the below items.

The nine months ended September 30, 2021 include a net income tax charge of $38 million, primarily related to (i) $81 million of expense due to the revaluation of a net deferred tax liability resulting from a tax rate increase in the United Kingdom enacted in the second quarter, and (ii) a tax settlement benefit of $33 million.

The quarter and nine months ended September 30, 2021 also include an impairment charge of $35 million ($35 million, after tax) related to a joint venture in the APAC segment. The charge is shown within income from equity investments on the consolidated statements of income.

Cash Requirements

The total cash requirements of the cost reduction program and other charges during the nine months ended September 30, 2021 are estimated to be approximately $236 million and are expected to be paid through 2023. Total cost reduction programs and other charges, net of payments in the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 also reflects the impact of cash payments of liabilities accrued as of December 31, 2020.

The following table summarizes the activities related to the company's cost reduction related charges for the nine months ended September 30, 2021:

(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Balance, December 31, 2020	$283	$22	$305	$64	$369
2021 Cost Reduction Programs and Other Charges	228	49	277	(55)	222
Less: Cash payments	(113)	(9)	(122)	(17)	(139)
Less: Non-cash charges / benefits	—	(21)	(21)	54	33
Foreign currency translation and other	(14)	(5)	(19)	—	(19)
Balance, September 30, 2021	$384	$36	$420	$46	$466

2020 Charges

Cost reduction programs and other charges were $48 million and $428 million for the quarter and nine months ended September 30, 2020, respectively ($36 million and $318 million, after tax).

Total cost reduction program related charges were $39 million and $330 million ($29 million and $236 million, after tax), for the quarter and nine months ended September 30, 2020, respectively, which consisted primarily of severance charges of $31 million and $281 million. Merger-related and other charges were $9 million and $98 million for the quarter and nine months ended September 30, 2020 ($7 million and $82 million, after tax).

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

3. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,358 million and $4,169 million at September 30, 2021 and December 31, 2020 respectively and gross receivables aged greater than one year were $308 million and $358 million at September 30, 2021 and December 31, 2020, respectively. Other receivables were $124 million and $111 million at September 30, 2021 and December 31, 2020, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $4,367 million at September 30, 2021 and $4,167 million at December 31, 2020. Allowances for expected credit losses were $423 million at September 30, 2021 and $471 million at December 31, 2020.  Provisions for expected credit losses were $101 million and $136 million for the nine months ended September 30, 2021 and 2020, respectively. The allowance activity in the nine months ended September 30, 2021 and 2020 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	September 30, 2021	December 31, 2020
Inventories
Raw materials and supplies	$391	$411
Work in process	357	337
Finished goods	946	981
Total inventories	$1,694	$1,729

4. Debt
The following is a summary of Linde's outstanding debt at September 30, 2021 and December 31, 2020:

(Millions of dollars)	September 30, 2021	December 31, 2020
SHORT-TERM
Commercial paper	$2,022	$2,527
Other borrowings (primarily non U.S.)	873	724
Total short-term debt	2,895	3,251
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
3.875% Euro denominated notes due 2021 (c)	—	748
0.250% Euro denominated notes due 2022 (b)	1,160	1,226
2.45% Notes due 2022	600	599
2.20% Notes due 2022	500	499
2.70% Notes due 2023	499	499
2.00% Euro denominated notes due 2023 (b)	777	832
5.875% GBP denominated notes due 2023 (b)	436	460
1.20% Euro denominated notes due 2024	636	671
1.875% Euro denominated notes due 2024 (b)	364	389
2.65% Notes due 2025	399	398
1.625% Euro denominated notes due 2025	575	607
0.00% Euro denominated notes due 2026 (d)	814	—
3.20% Notes due 2026	725	725
3.434% Notes due 2026	197	196
1.652% Euro denominated notes due 2027	95	100
0.250% Euro denominated notes due 2027	867	914
1.00% Euro denominated notes due 2028 (b)	902	966
1.10% Notes due 2030	696	696
1.90% Euro denominated notes due 2030	121	127
0.550% Euro denominated notes due 2032	862	909
0.375% Euro denominated notes due 2033 (d)	575	—
3.55% Notes due 2042	664	664
2.00% Notes due 2050	296	296
1.00% Euro denominated notes due 2051 (d)	803	—
Non U.S. borrowings	259	372
Other	10	10
	13,832	12,903
Less: current portion of long-term debt	(2,293)	(751)
Total long-term debt	11,539	12,152
Total debt	$16,727	$16,154

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)September 30, 2021 and December 31, 2020 included a cumulative $52 million and $79 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 5.
(c)In June 2021, the company repaid €600 million of 3.875% note that became due.
(d)In September 2021, Linde issued €700 million of 0.000% notes due 2026, €500 million of 0.375% notes due 2033, and €700 million of 1.000% notes due 2051.
The company maintains a $5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expires March 26, 2024. There are no financial maintenance covenants contained within the credit agreement. No borrowings were outstanding under the credit agreement as of September 30, 2021.

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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place with its principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of September 30, 2021, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2021 and December 31, 2020 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$4,136	$6,470	$19	$72	$29	$48
Forecasted transactions	520	823	7	16	8	12
Cross-currency swaps	165	260	21	24	4	7
Commodity contracts	N/A	N/A	6	1	—	—
Total	$4,821	$7,553	$53	$113	$41	$67
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	322	355	7	20	2	14
Commodity contracts	N/A	N/A	56	3	—	—
Interest rate swaps	1,273	1,923	31	64	—	—
Total Hedges	$1,595	$2,278	$94	$87	$2	$14
Total Derivatives	$6,416	$9,831	$147	$200	$43	$81

(a)September 30, 2021 and December 31, 2020 included current assets of $76 million and $110 million which are recorded in prepaid and other current assets; long-term assets of $71 million and $90 million which are recorded in other long-term assets; current liabilities of $37 million and $70 million which are recorded in other current liabilities; and long-term liabilities of $6 million and $11 million which are recorded in other long-term liabilities.

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

Net Investment Hedge

As of September 30, 2021, Linde has €4.1 billion ($4.7 billion) Euro-denominated notes and intercompany loans that are designated as hedges of the net investment positions in foreign operations. Since hedge inception, the deferred gain recorded within the cumulative translation adjustment component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income is $57 million (deferred loss of $1 million recorded during the quarter and a deferred gain of $57 million recorded for the nine months ended September 30, 2021).

As of September 30, 2021, exchange rate movements relating to previously designated hedges that remain in AOCI is a loss of $42 million. These movements will remain in AOCI, until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statement of income.

Interest Rate Swaps

Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability. The notional value of outstanding interest rate swaps of Linde with maturity dates from 2022 through 2028 was $1,273 million at September 30, 2021 and $1,923 million at December 31, 2020 (See Note 4).

Terminated Treasury Rate Locks
The unrecognized aggregated losses related to terminated treasury rate lock contracts on the underlying $500 million 2.20% fixed-rate notes that mature in 2022 at September 30, 2021 and December 31, 2020 were immaterial in both periods. The unrecognized gains / (losses) for the treasury rate locks are shown in AOCI and are being recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements.

Derivatives' Impact on Consolidated Statements of Income

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2021	2020	2021	2020
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(13)	$(74)	$16	$(213)
Other balance sheet items	2	3	9	(48)
Total	$(11)	$(71)	$25	$(261)

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

The amounts of gain or loss recognized in AOCI and reclassified to the consolidated statement of income was immaterial for the quarter and nine months ended September 30, 2021 and 2020, respectively. Net losses expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Assets
Derivative assets	$—	$—	$147	$200	$—	$—
Investments and securities*	24	21	—	—	27	47
Total	$24	$21	$147	$200	27	$47

Liabilities
Derivative liabilities	$—	$—	$43	$81	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At September 30, 2021, the estimated fair value of Linde’s long-term debt portfolio was $14,097 million versus a carrying value of $13,832 million. At December 31, 2020, the estimated fair value of Linde’s long-term debt portfolio was $13,611 million versus a carrying value of $12,903 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

7. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Income from continuing operations, Income from discontinued operations and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator (Millions of dollars)
Income from continuing operations	$978	$699	$2,797	$1,728
Income from discontinued operations	1	1	3	3
Net Income – Linde plc	$979	$700	$2,800	$1,731
Denominator (Thousands of shares)
Weighted average shares outstanding	514,770	525,339	518,418	527,177
Shares earned and issuable under compensation plans	399	355	384	324
Weighted average shares used in basic earnings per share	515,169	525,694	518,802	527,501
Effect of dilutive securities
Stock options and awards	4,910	4,721	4,860	4,223
Weighted average shares used in diluted earnings per share	520,079	530,415	523,662	531,724
Basic earnings per share from continuing operations	$1.90	$1.33	$5.39	$3.28
Basic earnings per share from discontinued operations	—	—	0.01	0.01
Basic Earnings Per Share	$1.90	$1.33	$5.40	$3.29
Diluted earnings per share from continuing operations	$1.88	$1.32	$5.34	$3.25
Diluted earnings per share from discontinued operations	—	—	0.01	0.01
Diluted Earnings Per Share	$1.88	$1.32	$5.35	$3.26
There were no antidilutive shares for any period presented.

8. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and nine months ended September 30, 2021 and 2020 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2021	2020	2021	2020	2021	2020	2021	2020
Amount recognized in Operating Profit
Service cost	$39	$38	$—	$1	$117	$111	$1	$2
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	39	52	2	1	115	154	3	4
Expected return on plan assets	(129)	(122)	—	—	(391)	(360)	—	—
Net amortization and deferral	41	22	(2)	—	130	67	(4)	(2)
Settlement charge (a)	4	6	—	—	4	6	—	—
	(45)	(42)	—	1	(142)	(133)	(1)	2
Net periodic benefit cost (benefit)	$(6)	$(4)	$—	$2	$(25)	$(22)	$—	$4
(a) In the third quarters of 2021 and 2020, Linde recorded pension settlement charges of $4 million and $6 million ($3 million and $5 million, after tax), respectively, related to lump sum benefit payments made from a U.S. non-qualified plan.
Linde estimates that 2021 required contributions to its pension plans will be in the range of $40 million to $50 million, of which $32 million have been made through September 30, 2021.
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
•At September 30, 2021 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $205 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais ($404 million) on White Martins, the Brazil-based subsidiary of Praxair, Inc. The fine was reduced to R$1.7 billion Brazilian reais ($312 million) due to a calculation error made by CADE. The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE has filed an appeal with the Superior Court of Justice and a decision is pending.
Similarly, on September 1, 2010, CADE imposed a civil fine of R$237 million Brazilian reais ($44 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to R$188 million Brazilian reais ($35 million) due to a calculation error made by CADE. The fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Seventh Federal Court of Brasilia. CADE filed an appeal with the Superior Court of Justice, and a final decision is pending.
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
The table below presents sales and operating profit information about reportable segments and Other for the quarters and nine months ended September 30, 2021 and 2020.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2021	2020	2021	2020
SALES(a)
Americas	$3,091	$2,641	$8,951	$7,735
EMEA	1,911	1,622	5,585	4,703
APAC	1,564	1,484	4,544	4,115
Engineering	601	678	1,921	2,096
Other	501	430	1,494	1,322
Total sales	$7,668	$6,855	$22,495	$19,971

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2021	2020	2021	2020
SEGMENT OPERATING PROFIT
Americas	$859	$742	$2,525	$2,025
EMEA	476	370	1,414	1,028
APAC	382	337	1,122	912
Engineering	106	106	323	335
Other	(13)	(40)	(49)	(116)
Segment operating profit	1,810	1,515	5,335	4,184
Cost reduction programs and other charges (Note 2)	(26)	(48)	(222)	(428)
Purchase accounting impacts - Linde AG	(492)	(498)	(1,466)	(1,463)
Total operating profit	$1,292	$969	$3,647	$2,293

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were not material.

11. Equity
Equity
A summary of the changes in total equity for the quarter and nine months ended September 30, 2021 and 2020 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2021			2020
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$45,777	$1,438	$47,215	$45,537	$2,387	$47,924
Net income (a)	979	31	1,010	700	31	731
Other comprehensive income (loss)	(710)	(13)	(723)	648	40	688
Noncontrolling interests:
Additions (reductions)	—	(15)	(15)	—	11	11
Dividends and other capital changes	—	(40)	(40)	—	(65)	(65)
Dividends to Linde plc ordinary share holders ($1.060 per share in 2021 and $0.963 per share in 2020)	(546)	—	(546)	(506)	—	(506)
Issuances of ordinary shares:
For employee savings and incentive plans	(1)	—	(1)	(20)	—	(20)
Purchases of ordinary shares	(1,208)	—	(1,208)	(213)	—	(213)
Share-based compensation	32	—	32	29	—	29
Balance, end of period	$44,323	$1,401	$45,724	$46,175	$2,404	$48,579

	Nine Months Ended September 30,
(Millions of dollars)	2021			2020
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$47,317	$2,252	$49,569	$49,074	$2,448	$51,522
Net income (a)	2,800	105	2,905	1,731	91	1,822
Other comprehensive income (loss)	(928)	(10)	(938)	(1,159)	(48)	(1,207)
Noncontrolling interests:
Additions (reductions) (b)	—	(861)	(861)	—	26	26
Dividends and other capital changes	—	(85)	(85)	—	(113)	(113)
Dividends to Linde plc ordinary share holders ($3.180 per share in 2021 and $2.889 per share in 2020)	(1,648)	—	(1,648)	(1,523)	—	(1,523)
Issuances of ordinary shares:
For employee savings and incentive plans	(12)	—	(12)	(28)	—	(28)
Purchases of ordinary shares	(3,301)	—	(3,301)	(2,024)	—	(2,024)
Share-based compensation	95	—	95	104	—	104
Balance, end of period	$44,323	$1,401	$45,724	$46,175	$2,404	$48,579
(a) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarters and nine months ended September 30, 2021 and 2020 and which is not part of total equity.
(b) Additions (reductions) for noncontrolling interests as of the nine months ended September 30, 2021, includes the impact from the deconsolidation of a joint venture with operations in APAC (see Note 13).

The components of AOCI are as follows:

	September 30,	December 31,
(Millions of dollars)	2021	2020
Cumulative translation adjustment - net of taxes:
Americas	$(3,958)	$(3,788)
EMEA	382	1,020
APAC	77	616
Engineering	104	354
Other	(537)	(1,020)
	(3,932)	(2,818)
Derivatives - net of taxes	60	4
Pension / OPEB (net of $507 million and $560 million tax benefit in September 30, 2021 and December 31, 2020, respectively)	(1,746)	(1,876)
	$(5,618)	$(4,690)

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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $166 million and $162 million at September 30, 2021 and December 31, 2020, respectively. Total contract liabilities are $2,944 million at September 30, 2021 (current of $2,213 million and $731 million within other long-term liabilities in the condensed consolidated balance sheets). Total contract liabilities were $2,301 million at December 31, 2020 (current contract liabilities of $1,769 million and $532 million in other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the nine months ended September 30, 2021 that was included in the contract liability at December 31, 2020 was $1,017 million. Contract assets and liabilities primarily relate to the Linde Engineering business.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarter and nine months ended September 30, 2021 and September 30, 2020.

(Millions of dollars)	Quarter Ended September 30, 2021
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$849	$559	$563	$—	$38	$2,009	26%
On-Site	836	462	578	—	—	1,876	24%
Packaged Gas	1,385	880	394	—	7	2,666	35%
Other	21	10	29	601	456	1,117	15%
Total	$3,091	$1,911	$1,564	$601	$501	$7,668	100%

(Millions of dollars)	Quarter Ended September 30, 2020
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$739	$472	$526	$—	$34	$1,771	26%
On-Site	622	334	528	—	—	1,484	22%
Packaged Gas	1,265	799	413	—	5	2,482	36%
Other	15	17	17	678	391	1,118	16%
Total	$2,641	$1,622	$1,484	$678	$430	$6,855	100%

(Millions of dollars)	Nine Months Ended September 30, 2021
Sales	Americas	EMEA	APAC	Engineering	Other (a)	Total	%

Merchant	$2,441	$1,646	$1,598	$—	$133	$5,818	26%
On-Site	2,299	1,250	1,712	—	—	5,261	23%
Packaged Gas	4,086	2,652	1,147	—	19	7,904	35%
Other	125	37	87	1,921	1,342	3,512	16%
Total	$8,951	$5,585	$4,544	$1,921	$1,494	$22,495	100%

(Millions of dollars)	Nine Months Ended September 30, 2020
Sales	Americas	EMEA	APAC	Engineering	Other (a)	Total	%

Merchant	$2,099	$1,357	$1,444	$—	$110	$5,010	25%
On-Site	1,831	981	1,486	—	—	4,298	22%
Packaged Gas	3,750	2,329	1,135	—	16	7,230	36%
Other	55	36	50	2,096	1,196	3,433	17%
Total	$7,735	$4,703	$4,115	$2,096	$1,322	$19,971	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. The company estimates the consideration related to minimum purchase requirements is approximately $54 billion. This amount excludes all sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next five years and the remaining thereafter.

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

    Consolidated Results
The following table provides summary information for the quarters and nine months ended September 30, 2021 and 2020. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars, except per share data)	2021	2020	Variance	2021	2020	Variance
Sales	$7,668	$6,855	12%	$22,495	$19,971	13%
Cost of sales, exclusive of depreciation and amortization	$4,368	$3,835	14%	$12,616	$11,297	12%
As a percent of sales	57.0%	55.9%		56.1%	56.6%
Selling, general and administrative	$793	$770	3%	$2,402	$2,391	—%
As a percent of sales	10.3%	11.2%		10.7%	12.0%
Depreciation and amortization	$1,163	$1,168	—%	$3,500	$3,434	2%
Cost reduction programs and other charges (b)	$26	$48	(46)%	$222	$428	(48)%
Other income (expense) - net	$10	$(29)	134%	$(3)	$(14)	79%
Operating profit	$1,292	$969	33%	$3,647	$2,293	59%
Operating margin	16.8%	14.1%		16.2%	11.5%
Interest expense - net	$8	$38	(79)%	$46	$80	(43)%
Net pension and OPEB cost (benefit), excluding service cost	$(45)	$(41)	10%	$(143)	$(131)	9%
Effective tax rate	24.2%	27.3%		24.7%	25.3%
Income from equity investments	$1	$23	(96)%	$81	$69	17%
Noncontrolling interests from continuing operations	$(31)	$(31)	—%	$(105)	$(91)	15%
Income from continuing operations	$978	$699	40%	$2,797	$1,728	62%
Diluted earnings per share from continuing operations	$1.88	$1.32	42%	$5.34	$3.25	64%
Diluted shares outstanding	520,079	530,415	(2)%	523,662	531,724	(2)%
Number of employees	72,159	74,648	(3)%	72,159	74,648	(3)%
Adjusted Amounts (a)
Operating profit	$1,810	$1,515	19%	$5,335	$4,184	28%
Operating margin	23.6%	22.1%		23.7%	21.0%
Effective tax rate	23.9%	23.5%		24.1%	23.9%
Income from continuing operations	$1,421	$1,140	25%	$4,148	$3,154	32%
Diluted earnings per share from continuing operations	$2.73	$2.15	27%	$7.92	$5.93	34%
Other Financial Data (a)
EBITDA from continuing operations	$2,456	$2,160	14%	$7,228	$5,796	25%
As percent of sales	32.0%	31.5%		32.1%	29.0%
Adjusted EBITDA from continuing operations	$2,559	$2,233	15%	$7,582	$6,298	20%
As percent of sales	33.4%	32.6%		33.7%	31.5%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
(b) See Note 2 to the condensed consolidated financial statements.

Reported
In the third quarter of 2021, Linde's sales were $7,668 million, 12% above prior year, primarily driven by 3% price attainment and 8% higher volumes. Currency translation increased sales by 2% in the third quarter of 2021 as compared to 2020. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, increased sales by 3% in the quarter, with minimal impact on operating profit.

Reported operating profit for the third quarter of 2021 of $1,292 million, or 16.8% of sales, was 33% above prior year. The reported year-over-year increase was primarily due to higher price and volumes, partially offset by the deconsolidation of a joint venture with operations in APAC. The reported effective tax rate ("ETR") was 24.2% in the third quarter 2021 versus 27.3% in the third quarter 2020. Diluted earnings per share from continuing operations ("EPS") was $1.88, or 42% above EPS of $1.32 in the third quarter of 2020 primarily due to higher income from continuing operations and lower diluted shares outstanding.

Adjusted
In the third quarter of 2021, adjusted operating profit of $1,810 million, or 23.6% of sales, was 19% higher as compared to 2020 driven by higher price and volumes and continued productivity initiatives across all segments. The adjusted ETR was 23.9% in the third quarter 2021 versus 23.5% in the 2020 quarter. On an adjusted basis, EPS was $2.73, 27% above the 2020 adjusted EPS of $2.15, driven by higher adjusted income from continuing operations and lower diluted shares outstanding.
Outlook

Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.
Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended September 30, 2021 vs. 2020	Nine Months Ended September 30, 2021 vs. 2020
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	8%	8%
Price/Mix	3%	2%
Cost pass-through	3%	2%
Currency	2%	4%
Acquisitions/divestitures	(3)%	(2)%
Engineering	(1)%	(1)%
	12%	13%

Sales
Sales increased $813 million, or 12%, for the third quarter of 2021 and increased $2,524 million, or 13%, for the nine months ended September 30, 2021 versus the respective 2020 periods. Volume growth across all end markets and project start-ups increased sales by 8% in the quarter and year-to-date periods. Higher pricing across all geographic segments contributed 3% to sales in the quarter and 2% in the year-to-date period. Currency translation increased sales by 2% in the quarter and 4% in the year-to-date period, largely in EMEA and APAC, driven by the strengthening of the Euro, Australian dollar, Chinese yuan and British pound against the U.S. dollar. Cost pass-through increased sales by 3% in the quarter and 2% in the year-to date period with minimal impact on operating profit. The deconsolidation of a joint venture with operations in APAC decreased sales by 3% in the quarter and 2% in the year-to-date period (see Note 13 to the condensed consolidated financial statements).
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization increased $533 million, or 14%, for the third quarter of 2021 and increased $1,319 million, or 12% for the nine months ended September 30, 2021, primarily due to higher volumes, cost pass-through and currency impacts, partially offset by productivity initiatives. Cost of sales, exclusive of depreciation and amortization was 57.0% and 56.1% of sales, respectively, for the third quarter and nine months ended September 30, 2021 versus 55.9% and 56.6% of sales for the respective 2020 periods. The increase as a percentage of sales for the third quarter of 2021 was due primarily to higher cost pass-through. The decrease as a percentage of sales for the nine months ended September 30, 2021 was due primarily to productivity initiatives which more than offset the impact of higher cost pass-through.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $23 million, or 3%, for the third quarter of 2021 and increased $11 million, for the nine months ended September 30, 2021. SG&A was 10.3% of third quarter sales and 10.7% sales for the nine months ended September 30, 2021 versus 11.2% and 12.0% for the respective 2020 periods. Currency impacts increased SG&A by approximately $10 million in the quarter and $71 million for the nine months ended September 30, 2021. Excluding currency impacts, underlying SG&A increased in the third quarter of 2021 driven by higher incentive compensation and decreased for the nine months ended September 30, 2021 due to continued productivity initiatives.

Depreciation and amortization
Reported depreciation and amortization expense decreased $5 million for the third quarter of 2021 and increased $66 million, or 2%, for the nine months ended September 30, 2021.
On an adjusted basis depreciation and amortization increased $13 million, or 2%, for the third quarter of 2021 and increased $71 million, or 4% for the year-to-date period, primarily due to currency translation impacts which increased depreciation and amortization by $11 million and $65 million, respectively. Excluding currency impacts, underlying depreciation was relatively flat as the impact of new project start ups largely offset the decrease related to the deconsolidation of a joint venture with operations in APAC (see Note 13 to the condensed consolidated financial statements).
Cost reduction programs and other charges
Cost reduction programs and other charges were $26 million and $48 million for the third quarter 2021 and 2020, respectively, primarily related to merger and synergy-related costs (see Note 2 to the condensed consolidated financial statements).
Cost reduction programs and other charges were $222 million and $428 million, respectively, for the nine months ended September 30, 2021 and 2020.
On an adjusted basis, these costs have been excluded in both periods.
Operating profit
On a reported basis, operating profit increased $323 million, or 33%, for the third quarter of 2021 and increased $1,354 million, or 59% for the nine months ended September 30, 2021. The increase was primarily due to higher volumes and price, partially offset by the deconsolidation of a joint venture with operations in APAC. Cost reduction programs and other charges were $26 million for the third quarter of 2021, versus $48 million for the respective 2020 period. In the year-to-date periods, cost reduction programs and other charges were $222 million and $428 million for the nine months ended September 30, 2021 and 2020, respectively.

On an adjusted basis, which excludes the impacts of purchase accounting and cost reduction programs and other charges, operating profit increased $295 million, or 19% in the 2021 quarter and increased $1,151 million, or 28%, for the nine months ended September 30, 2021. Operating profit growth was driven by higher volume and price and the benefit of cost reduction programs and productivity initiatives, partially offset by the deconsolidation of a joint venture with operations in APAC. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net decreased $30 million for the third quarter of 2021 and decreased $34 million for the nine months ended September 30, 2021. On an adjusted basis interest expense decreased $43 million for the third quarter of 2021 and decreased $58 million for the nine months ended September 30, 2021 versus the respective 2020 periods. The decrease in both periods was driven by a lower effective borrowing rate, a gain on the sale of an investment security and the impact of unfavorable foreign currency revaluation on an unhedged intercompany loan in the prior year periods.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost was a benefit of $45 million and $143 million for the quarter and nine months ended September 30, 2021, respectively, versus a benefit of $41 million and $131 million for the respective 2020 periods. The increase in benefit for both the quarter and year-to-date periods largely relates to a higher expected return on assets and lower interest costs, partially offset by higher amortization of deferred losses. The third quarter of 2021 and 2020 included settlement charges of $4 million and $6 million, respectively (see Note 8 to the condensed consolidated financial statements).
Effective tax rate
The reported effective tax rate ("ETR") for the quarter and nine months ended September 30, 2021 was 24.2% and 24.7%, respectively, versus 27.3% and 25.3% for the respective 2020 periods. The 2020 quarter and year-to-date periods include a deferred income tax charge related to the revaluation of net deferred tax liabilities for a tax rate increase in the United Kingdom. The 2021 year-to-date period includes net tax charges of $38 million primarily related to $81 million of a deferred income tax charge related to the revaluation of net deferred tax liabilities for a tax rate increase in United Kingdom, partially offset by a tax settlement benefit of $33 million (see Note 2 to the condensed consolidated financial statements).
On an adjusted basis, the ETR for the quarter and nine months ended September 30, 2021 was 23.9% and 24.1%, respectively, versus 23.5% and 23.9% for the respective 2020 periods. The increase in both periods is primarily due to lower tax benefits from share option exercises.

Income from equity investments
Reported income from equity investments for the third quarter of 2021 and nine months ended September 30, 2021 was $1 million and $81 million, respectively, versus $23 million and $69 million for the respective 2020 periods. On an adjusted basis, income from equity investments for the third quarter and nine months ended September 30, 2021 was $55 million and $173 million, respectively, versus $37 million and $111 million, in the prior year respective periods.
On a reported basis, income from equity investments decreased in the third quarter of 2021 due to a $35 million impairment charge related to a joint venture in the APAC segment (see Note 2 to the condensed consolidated financial statements), which more than offset the increase due to the deconsolidation of a joint venture with operations in APAC which is reflected in equity income effective January 1, 2021. Income from equity investments increased for the nine months ended September 30, 2021 as the increase related to the deconsolidation more than offset the impairment charge.
The increase in adjusted income from equity investments for the quarter and year-to-date periods was driven by the deconsolidation of a joint venture with operations in APAC which is reflected in equity income effective January 1, 2021 (See Note 13 to the condensed consolidated financial statements). The quarter and year-to-date 2020 periods also include the impact of unfavorable foreign currency revaluation on an unhedged loan of an investment in EMEA.
Noncontrolling interests from continuing operations
At September 30, 2021, noncontrolling interests from continuing operations consisted primarily of non-controlling shareholders' investments in APAC (primarily China) and surface technologies.
Reported noncontrolling interests from continuing operations was flat for the third quarter of 2021 and increased $14 million for the nine months ended September 30, 2021 versus the respective 2020 periods primarily driven by higher income from continuing operations, partially offset by the deconsolidation of a joint venture with operations in APAC (See Note 13 to the condensed consolidated financial statements) and the buyout of minority shareholders in the Republic of South Africa.
Adjusted noncontrolling interests from continuing operations decreased $10 million for the third quarter of 2021 and decreased $18 million for the nine months ended September 30, 2021 versus the respective 2020 periods primarily driven by the deconsolidation of a joint venture with operations in APAC (See Note 13 to the condensed consolidated financial statements) and the buyout of minority shareholders in the Republic of South Africa, which more than offset the increase from higher income from continuing operations.
Income from continuing operations
Reported income from continuing operations increased $279 million, or 40%, for the third quarter of 2021 and increased $1,069 million, or 62%, for the nine months ended September 30, 2021 versus the respective 2020 periods, primarily due to higher overall operating profit.
On an adjusted basis, which excludes the impacts of purchase accounting and other non-GAAP adjustments, income from continuing operations increased $281 million, or 25%, for the quarter and increased $994 million, or 32% for the nine months ended September 30, 2021 versus the respective 2020 periods. The increase in the quarter and year-to-date periods was driven by higher overall adjusted operating profit.
Diluted earnings per share from continuing operations
Reported diluted earnings per share from continuing operations increased $0.56, or 42%, for the third quarter of 2021 and increased $2.09, or 64% for the nine months ended September 30, 2021 versus the comparable 2020 periods.
On an adjusted basis, diluted EPS for the third quarter of 2021 increased $0.58, or 27%, and increased $1.99, or 34% for the nine months ended September 30, 2021 versus the respective 2020 periods, primarily due to higher income from continuing operations and lower diluted shares outstanding.
Employees
The number of employees at September 30, 2021 was 72,159, a decrease of 2,489 employees from September 30, 2020 primarily driven by cost reduction actions and divestitures.
Other Financial Data
EBITDA was $2,456 million for the third quarter of 2021 as compared to $2,160 million in the respective 2020 period. EBITDA increased to $7,228 million for the nine months ended September 30, 2021 from $5,796 million in the respective 2020 period. Adjusted EBITDA from continuing operations increased to $2,559 million for the third quarter 2021 from $2,233 million in the respective 2020 period. Adjusted EBITDA from continuing operations increased to $7,582 million from $6,298 million for the nine months ended September 30, 2021 as compared to the respective 2020 period primarily due to higher income from continuing operations versus the prior period.

See the "Non-GAAP Measures and Reconciliations" for adjusted amounts sections below for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive losses for the third quarter of 2021 and the nine months ended September 30, 2021 were $723 million and $938 million, respectively, resulted primarily from currency translation adjustments of $819 million during the quarter and $1,124 million during the year-to-date period. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 11 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.
Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Condensed Consolidated Statements of Income.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2021	2020	Variance	2021	2020	Variance
SALES
Americas	$3,091	$2,641	17%	$8,951	$7,735	16%
EMEA	1,911	1,622	18%	5,585	4,703	19%
APAC	1,564	1,484	5%	4,544	4,115	10%
Engineering	601	678	(11)%	1,921	2,096	(8)%
Other	501	430	17%	1,494	1,322	13%
Total sales	$7,668	$6,855	12%	$22,495	$19,971	13%

SEGMENT OPERATING PROFIT
Americas	$859	$742	16%	$2,525	$2,025	25%
EMEA	476	370	29%	1,414	1,028	38%
APAC	382	337	13%	1,122	912	23%
Engineering	106	106	—%	323	335	(4)%
Other	(13)	(40)	68%	(49)	(116)	58%
Segment operating profit	$1,810	$1,515	19%	$5,335	$4,184	28%
Reconciliation to reported operating profit:
Cost reduction programs and other charges (Note 2)	(26)	(48)		(222)	(428)
Purchase accounting impacts - Linde AG	(492)	(498)		(1,466)	(1,463)
Total operating profit	$1,292	$969		$3,647	$2,293

Americas

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2021	2020	Variance	2021	2020	Variance
Sales	$3,091	$2,641	17%	$8,951	$7,735	16%

Operating profit	$859	$742	16%	$2,525	$2,025	25%
As a percent of sales	27.8%	28.1%		28.2%	26.2%

	Quarter Ended September 30, 2021 vs. 2020	Nine Months Ended September 30, 2021 vs. 2020
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	9%	10%
Price/Mix	3%	3%
Cost pass-through	4%	3%
Currency	1%	—%
Acquisitions/divestitures	—%	—%
	17%	16%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico and Brazil.

Sales
Sales for the Americas segment increased $450 million, or 17%, for the third quarter and increased $1,216 million, or 16%, for the nine months ended September 30, 2021 versus the respective 2020 periods. Higher pricing contributed 3% to sales in the quarter and year-to-date period. Higher volumes increased sales by 9% for the third quarter and increased 10% for the nine months ended September 30, 2021, led by higher demand across all end markets and project start-ups. Currency translation increased sales by 1% in the quarter and was flat for the year-to-date period primarily driven by the strengthening of the Canadian dollar and Mexican peso against the U.S. Dollar. Cost pass-through increased sales by 4% for the third quarter and 3% for the year-to-date period with minimal impact on operating profit.

Operating profit
Operating profit in the Americas segment increased $117 million, or 16%, in the third quarter and increased $500 million, or 25%, for the nine months ended September 30, 2021 versus the respective 2020 periods. For the quarter and year-to-date periods, operating profit increased due primarily to higher pricing and volumes and continued productivity initiatives.
EMEA

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2021	2020	Variance	2021	2020	Variance
Sales	$1,911	$1,622	18%	$5,585	$4,703	19%

Operating profit	$476	$370	29%	$1,414	$1,028	38%
As a percent of sales	24.9%	22.8%		25.3%	21.9%

	Quarter Ended September 30, 2021 vs. 2020	Nine Months Ended September 30, 2021 vs. 2020
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	5%	6%
Price/Mix	4%	3%
Cost pass-through	7%	4%
Currency	2%	7%
Acquisitions/divestitures	—%	(1)%
	18%	19%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom.

Sales
EMEA segment sales increased by $289 million, or 18%, in the third quarter and increased by $882 million, or 19%, for the nine months ended September 30, 2021 as compared to the respective 2020 periods. Volumes increased 5% in the quarter and 6% in the year-to-date period driven by increased demand across all end markets. Currency translation increased sales by 2% in the quarter and 7% in the year-to-date period due to the strengthening of the Euro, British pound and Swedish krona against the U.S. Dollar. Higher price increased sales by 4% in the quarter and 3% in the year-to-date period. Sales decreased 1% in the year-to-date period related to the divestiture of a non-core business in Scandinavia. Cost pass-through contributed 7% to sales in the quarter and increased sales by 4% in the year-to-date periods with minimal impact on operating profit.

Operating profit
Operating profit for the EMEA segment increased by $106 million, or 29%, in the third quarter and increased $386 million, or 38%, for the nine months ended September 30, 2021 as compared to the respective 2020 periods, driven largely by higher price and volumes and continued productivity initiatives.

APAC

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2021	2020	Variance	2021	2020	Variance
Sales	$1,564	$1,484	5%	$4,544	$4,115	10%

Operating profit	$382	$337	13%	$1,122	$912	23%
As a percent of sales	24.4%	22.7%		24.7%	22.2%

	Quarter Ended September 30, 2021 vs. 2020	Nine Months Ended September 30, 2021 vs. 2020
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/Equipment	10%	13%
Price/Mix	1%	1%
Cost pass-through	2%	2%
Currency	3%	6%
Acquisitions/divestitures	(11)%	(12)%
	5%	10%

The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, South Korea and Thailand.
Sales
Sales for the APAC segment increased $80 million, or 5%, for the third quarter and increased $429 million, or 10% for the nine months ended September 30, 2021 versus the respective 2020 periods. Volumes increased 10% in the quarter and 13% in the year-to-date period driven by increased demand across all end markets, led by the cyclical end markets, and electronics and project start-ups. Higher price contributed 1% to sales in both the quarter and year-to-date periods. Currency translation increased sales by 3% in quarter and increased sales by 6% in the year-to-date periods driven primarily by the strengthening of the Chinese yuan, Australian dollar and Korean won against the U.S. Dollar. Sales decreased $161 million, or 11%, in the third quarter of 2021 and decreased $457 million, or 12%, for the nine months ended September 30, 2021 due to the deconsolidation of a joint venture with operations in Taiwan (See Note 13 to the condensed consolidated financial statements).
Operating profit
Operating profit in the APAC segment increased $45 million, or 13%, in the third quarter and increased $210 million, or 23%, for the nine months ended September 30, 2021 versus the respective 2020 periods. Higher volumes and price, and continued productivity initiatives in both periods were partially offset by a $29 million and $85 million reduction due to the deconsolidation of the joint venture in the third quarter and year-to-date periods, respectively.

Engineering

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2021	2020	Variance	2021	2020	Variance
Sales	$601	$678	(11)%	$1,921	$2,096	(8)%

Operating profit	$106	$106	—%	$323	$335	(4)%
As a percent of sales	17.6%	15.6%		16.8%	16.0%

	Quarter Ended September 30, 2021 vs. 2020	Nine Months Ended September 30, 2021 vs. 2020
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(12)%	(14)%
Currency	1%	6%
	(11)%	(8)%
Sales
Engineering segment sales decreased $77 million, or 11%, in the third quarter 2021 and decreased $175 million, or 8%, for the nine months ended September 30, 2021 as compared to the respective 2020 periods driven primarily by project timing, partially offset by currency impacts which increased sales by 1% in the quarter and 6% in the year-to-date period.
Operating profit

Engineering segment operating profit was flat in the third quarter 2021 and decreased $12 million, or 4%, for the nine months ended September 30, 2021 as compared to the respective 2020 periods driven primarily by sales and project timing.
Other

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2021	2020	Variance	2021	2020	Variance
Sales	$501	$430	17%	$1,494	$1,322	13%

Operating profit (loss)	$(13)	$(40)	68%	$(49)	$(116)	58%
As a percent of sales	(2.6)%	(9.3)%		(3.3)%	(8.8)%

	Quarter Ended September 30, 2021 vs. 2020	Nine Months Ended September 30, 2021 vs. 2020
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/price	15%	9%
Cost pass-through	—%	—%
Currency	2%	4%
Acquisitions/divestitures	—%	—%
	17%	13%

Other consists of corporate costs and a few smaller businesses including: Surface Technologies, GIST, global helium wholesale, and Electronic Materials; which individually do not meet the quantitative thresholds for separate presentation.

Sales
Sales for Other increased $71 million, or 17%, for the third quarter 2021 and increased $172 million, or 13%, for the nine months ended September 30, 2021 versus the respective 2020 periods. Currency translation increased sales by 2% in the quarter and 4% for the year-to-date period. Higher volumes and price increased sales by 15% in the quarter and 9% in the year-to-date period across all businesses.

Operating profit
Operating profit in Other increased $27 million, or 68% in the third quarter 2021 and increased $67 million, or 58%, for the nine months ended September 30, 2021 versus the respective 2020 periods, due primarily to volume growth, higher price and continued productivity initiatives.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2021 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2021	2020	2021	2020
Euro	20%	0.84	0.89	0.86	0.82
Chinese yuan	9%	6.47	6.99	6.44	6.53
British pound	7%	0.72	0.79	0.74	0.73
Australian dollar	4%	1.32	1.48	1.38	1.30
Brazilian real	4%	5.33	5.02	5.44	5.20
Canadian dollar	3%	1.25	1.35	1.27	1.27
Korean won	3%	1,131	1,200	1,184	1,087
Mexican peso	2%	20.13	21.64	20.64	19.91
Indian rupee	2%	73.57	74.18	74.24	73.07
South African rand	2%	14.56	16.65	15.07	14.69
Swedish krona	1%	8.48	9.39	8.76	8.23
Thailand bhat	1%	31.48	31.52	33.83	29.96

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine months ended September 30,
	2021	2020
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$2,902	$1,819
Non-cash charges (credits):
Add: Depreciation and amortization	3,500	3,434
Add: Deferred income taxes	(184)	(299)
Add: Share-based compensation	95	104
Add: Cost reduction programs and other charges, net of payments (a)	83	240
Net income adjusted for non-cash charges	6,396	5,298
Less: Working capital	20	(99)
Less: Pension contributions	(32)	(76)
Other	108	(128)
Net cash provided by operating activities	$6,492	$4,995
INVESTING ACTIVITIES
Capital expenditures	(2,247)	(2,373)
Acquisitions, net of cash acquired	(31)	(41)
Divestitures and asset sales	147	435
Net cash provided by (used for) investing activities	$(2,131)	$(1,979)
FINANCING ACTIVITIES
Debt increase (decrease) - net	1,808	3,335
Issuances (purchases) of common stock - net	(3,212)	(1,989)
Cash dividends - Linde plc shareholders	(1,648)	(1,523)
Noncontrolling interest transactions and other	(319)	(201)
Net cash provided by (used for) financing activities	$(3,371)	$(378)

Effect of exchange rate changes on cash and cash equivalents	$(44)	$(139)
Cash and cash equivalents, end-of-period	$4,700	$5,199

(a) See Note 2 to the condensed consolidated financial statements.

Cash Flow from Operations

Cash provided by operations of $6,492 million for the nine months ended September 30, 2021 increased $1,497 million, or 30%, versus 2020. The increase was driven by higher net income adjusted for non-cash charges and lower working capital requirements, including an increase in contract liabilities due to engineering customer advanced payments, which more than offset higher cash taxes. Cost reduction programs and other charges were $222 million and $428 million, respectively, for the nine months ended September 30, 2021 and 2020. Related cash outflows were $139 million and $188 million for the same respective periods.

Linde estimates that total 2021 required contributions to its pension plans will be in the range of $40 million to $50 million, of which $32 million has been made through September 30, 2021. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing

Net cash used for investing of $2,131 million for the nine months ended September 30, 2021 increased $152 million versus 2020, primarily driven by the proceeds from divestitures in 2020, partially offset by lower capital expenditures and acquisitions.

Capital expenditures for the nine months ended September 30, 2021 were $2,247 million, $126 million lower than the prior year.

At September 30, 2021, Linde's sale of gas backlog of large projects under construction was approximately $3.5 billion. This represents the total estimated capital cost of large plants under construction.

Acquisitions for the nine months ended September 30, 2021 were $31 million and related primarily to acquisitions in the Americas and EMEA. Acquisitions for the nine months ended September 30, 2020 were $41 million and related to acquisitions in the Americas and APAC.

Divestitures and asset sales for the nine months ended September 30, 2021 and 2020 were $147 million and $435 million, respectively. The 2020 period includes net proceeds from merger-related divestitures of $98 million from the sale of selected assets of Linde China and proceeds of approximately $130 million related to the divestiture of a non-core business in Scandinavia.

Financing

Cash used for financing activities was $3,371 million for the nine months ended September 30, 2021 as compared to cash used for financing activities of $378 million for the nine months ended September 30, 2020. Cash provided by debt was $1,808 million versus $3,335 million in 2020. Net purchases of ordinary shares were $3,212 million in 2021 versus $1,989 million in 2020. Cash dividends of $1,648 million increased $125 million from 2020 driven primarily by a 10% increase in quarterly dividends per share from 96.3 cents per share to 106 cents per share. Cash used for Noncontrolling interest transactions and other was $319 million for the nine months ended September 30, 2021 versus cash used of $201 million for the respective 2020 period primarily due to the settlement of the buyout of minority interests in the Republic of South Africa in January of 2021.

In June 2021, Linde repaid €600 million of 3.875% note that became due. In September 2021, Linde issued €700 million of 0.000% notes due 2026, €500 million of 0.375% notes due 2033, and €700 million of 1.000% notes due 2051 (see Note 4 to the condensed consolidated financial statements).

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world. The company had $4.7 billion of cash as of September 30, 2021, and has a $5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreement as of September 30, 2021. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted Operating Profit and Operating Margin
Reported operating profit	$1,292	$969	$3,647	$2,293
Add: Cost reduction programs and other charges	26	48	222	428
Add: Purchase accounting impacts - Linde AG (c)	492	498	1,466	1,463
Total adjustments	518	546	1,688	1,891
Adjusted operating profit	$1,810	$1,515	$5,335	$4,184

Reported percentage change	33%		59%
Adjusted percentage change	19%		28%

Reported sales	$7,668	$6,855	$22,495	$19,971

Reported operating margin	16.8%	14.1%	16.2%	11.5%
Adjusted operating margin	23.6%	22.1%	23.7%	21.0%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$1,163	$1,168	$3,500	$3,434
Less: Purchase accounting impacts - Linde AG (c)	(469)	(487)	(1,426)	(1,431)
Adjusted depreciation and amortization	$694	$681	$2,074	$2,003

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$10	$(29)	$(3)	$(14)
Less: Purchase accounting impacts - Linde AG (c)	(23)	(11)	(40)	(32)
Adjusted Other Income (Expense) - net	$33	$(18)	$37	$18

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(45)	$(41)	$(143)	$(131)
Add: Pension settlement charges	(4)	(6)	(4)	(6)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(49)	$(47)	$(147)	$(137)

Adjusted Interest Expense - Net
Reported interest expense - net	$8	$38	$46	$80
Add: Purchase accounting impacts - Linde AG (c)	10	23	43	67
Adjusted interest expense - net	$18	$61	$89	$147

Adjusted Income Taxes (a)
Reported income taxes	$321	$265	$923	$594
Add: Purchase accounting impacts - Linde AG (c)	115	75	349	292
Add: Pension settlement charges	1	1	1	1
Add: Cost reduction programs and other charges	3	12	29	110
Total adjustments	119	88	379	403
Adjusted income taxes	$440	$353	$1,302	$997

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$1,329	$972	$3,744	$2,344
Add: Pension settlement charge	4	6	4	6
Add: Purchase accounting impacts - Linde AG (c)	482	475	1,423	1,396
Add: Cost reduction programs and other charges	26	48	222	428
Total adjustments	512	529	1,649	1,830
Adjusted income before income taxes and equity investments	$1,841	$1,501	$5,393	$4,174

Reported Income taxes	$321	$265	$923	$594
Reported effective tax rate	24.2%	27.3%	24.7%	25.3%

Adjusted income taxes	$440	$353	$1,302	$997
Adjusted effective tax rate	23.9%	23.5%	24.1%	23.9%

Income from Equity Investments
Reported income from equity investments	$1	$23	$81	$69
Add: Purchase accounting impacts - Linde AG (c)	19	14	$57	$42
Add: Cost reduction programs and other charges (e)	35	—	35	—
Adjusted income from equity investments	$55	$37	$173	$111

Adjusted Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(31)	$(31)	$(105)	$(91)
Add: Purchase accounting impacts - Linde AG (c)	(4)	(14)	(11)	(43)
Adjusted noncontrolling interests from continuing operations	$(35)	$(45)	$(116)	$(134)

Adjusted Income from Continuing Operations (b)
Reported income from continuing operations	$978	$699	$2,797	$1,728
Add: Pension settlement charge	3	5	3	5
Add: Cost reduction programs and other charges	58	36	228	318
Add: Purchase accounting impacts - Linde AG (c)	382	400	1,120	1,103
Total adjustments	443	441	1,351	1,426
Adjusted income from continuing operations	$1,421	$1,140	$4,148	$3,154

Adjusted Diluted EPS from Continuing Operations (b)
Reported diluted EPS from continuing operations	$1.88	$1.32	$5.34	$3.25
Add: Pension settlement charge	0.01	0.01	0.01	0.01
Add: Cost reduction programs and other charges	0.11	0.07	0.44	0.60
Add: Purchase accounting impacts - Linde AG (c)	0.73	0.75	2.13	2.07
Total adjustments	0.85	0.83	2.58	2.68
Adjusted diluted EPS from continuing operations	$2.73	$2.15	$7.92	$5.93

Reported percentage change	42%		64%
Adjusted percentage change	27%		34%

Adjusted EBITDA and % of Sales
Income from continuing operations	$978	$699	$2,797	$1,728
Add: Noncontrolling interests related to continuing operations	31	31	105	91
Add: Net pension and OPEB cost (benefit), excluding service cost	(45)	(41)	(143)	(131)
Add: Interest expense	8	38	46	80
Add: Income taxes	321	265	923	594
Add: Depreciation and amortization	1,163	1,168	3,500	3,434
EBITDA from continuing operations	$2,456	$2,160	$7,228	$5,796
Add: Cost reduction programs and other charges	61	48	257	428
Add: Purchase accounting impacts - Linde AG (c)	42	25	97	74
Total adjustments	103	73	354	502
Adjusted EBITDA from continuing operations	$2,559	$2,233	$7,582	$6,298

Reported sales	$7,668	$6,855	$22,495	$19,971
% of sales
EBITDA from continuing operations	32.0%	31.5%	32.1%	29.0%
Adjusted EBITDA from continuing operations	33.4%	32.6%	33.7%	31.5%

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

(e) Impairment charge related to a joint venture in the APAC segment.

Net Debt and Adjusted Net Debt
Net debt is a financial liquidity measure used by investors, financial analysts and management to evaluate the ability of a company to repay its debt. Purchase accounting impacts have been excluded as they are non-cash and do not have an impact on liquidity.

	September 30, 2021	December 31, 2020
(Millions of dollars)
Debt	$16,727	$16,154
Less: cash and cash equivalents	(4,700)	(3,754)
Net debt	12,027	12,400
Less: purchase accounting impacts - Linde AG	(72)	(121)
Adjusted net debt	$11,955	$12,279

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

(Millions of dollars)
Statement of Income Data	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020
Sales	$5,433	$6,876
Operating profit	661	786
Net income	358	690
Transactions with non-guarantor subsidiaries	1,267	2,222

Balance Sheet Data (at period end)
Current assets (a)	$6,061	$4,174
Long-term assets (b)	16,100	17,978
Current liabilities (c)	10,343	8,337
Long-term liabilities (d)	41,348	39,208

(a) From current assets above, amount due from non-guarantor subsidiaries	$3,287	$1,984
(b) From long-term assets above, amount due from non-guarantor subsidiaries	3,219	4,565
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,276	1,054
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	25,810	23,394

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended September 30, 2021 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1) (Millions)
July 2021	969	$292.43	969	$2,761
August 2021	1,248	$308.98	1,248	$2,376
September 2021	1,749	$307.62	1,749	$1,838
Third Quarter 2021	3,966	$304.33	3,966	$1,838

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

As of September 30, 2021, the company repurchased $3.16 billion of its ordinary shares pursuant to the 2021 program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

1.1
Amended and Restated Dealer Agreement, dated August 3, 2021, among Linde plc, as Issuer and, in respect of Notes issued by Linde Finance B.V., as Guarantor, Linde Finance B.V., as Issuer, Deutsche Bank Aktiengesellschaft, as Arranger and Dealer and the other Dealers party thereto (Filed as Exhibit 1.1 to Linde plc 's current report on Form 8-K, dated September 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

	4.1	Final Terms of 0.000% Notes due 2026 of Linde plc (Filed as Exhibit 4.1 to Linde plc 's current report on Form 8-K, dated September 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

	4.2	Final Terms of 0.375% Notes due 2033 of Linde plc (Filed as Exhibit 4.2 to Linde plc 's current report on Form 8-K, dated September 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

	4.3	Final Terms of 1.000% Notes due 2051 of Linde plc (Filed as Exhibit 4.3 to Linde plc 's current report on Form 8-K, dated September 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

4.4
Amended and Restated Fiscal Agency Agreement, dated August 3, 2021, among Linde plc, as Issuer and as Guarantor, Linde Finance B.V., as Issuer, and Deutsche Bank Aktiengesellschaft, as Fiscal Agent and Paying Agent (Filed as Exhibit 4.6 to Linde plc 's current report on Form 8-K, dated September 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

	*10.1	Form of Transferable Stock Option Award under the 2021 Linde plc Long Term Incentive Plan.

	*10.2	Form of Restricted Stock Unit Award under the 2021 Linde plc Long Term Incentive Plan

	*10.3	Form of Performance Share Unit Award under the 2021 Linde plc Long Term Incentive Plan with Return on Capital performance metrics

	*10.4	Form of Performance Share Unit Award under the 2021 Linde plc Long Term Plan with Total Shareholder Return performance metrics

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

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

Linde plc

(Registrant)

Date: October 29, 2021	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer