Form 10-K
period 2021-12-31
LINDE PLC
filed 2022-02-28
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
_______________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-38730
LINDE PLC
(Exact name of registrant as specified in its charter)

Ireland	98-1448883
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10 Riverview Drive,	The Priestley Centre
Danbury, Connecticut	10 Priestly Road
United States 06810	Surrey Research Park
Guilford, Surrey GU2 7XY
United Kingdom
(Address of principal executive offices) (Zip Code)
(203) 837 - 2000	+ 44 14 83 242200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Ordinary shares (€0.001 nominal value per share)	LIN	New York Stock Exchange
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
Large accelerated filer      ☑    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2021, was approximately $149 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).
At January 31, 2022, 507,744,577 ordinary shares of €0.001 nominal value per share of the Registrant were outstanding.
Documents incorporated by reference:
    Portions of the Proxy Statement of Linde plc for its 2022 Annual General Meeting of Shareholders, are incorporated in Part III of this report.

LINDE PLC
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2021

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

Linde plc and Subsidiaries
PART I
ITEM 1.     BUSINESS
General
Linde plc is a public limited company formed under the laws of Ireland with its principal offices in the United Kingdom and United States. Linde is the largest industrial gas company worldwide and is a major technological innovator in the industrial gases industry. Its primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, and rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, and acetylene). The company also designs and builds equipment that produces industrial gases and offers customers a wide range of gas production and processing services such as olefin plants, natural gas plants, air separation plants, hydrogen and synthesis gas plants and other types of plants.
Linde serves a diverse group of industries including healthcare, chemicals and energy, manufacturing, metals and mining, food and beverage, and electronics.
Linde’s sales were $30,793 million, $27,243 million, and $28,228 million for 2021, 2020, and 2019, respectively. Refer to Item 7, Management's Discussion and Analysis, for a discussion of consolidated sales and Note 18 to the consolidated financial statements for additional information related to Linde’s reportable segments.
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
Hydrogen is produced from a range of feedstocks using an array of different technologies. Despite hydrogen being an invisible molecule, colors are often used to designate and differentiate between the production processes used to produce the molecule. The vast majority of hydrogen currently produced by Linde is what is termed gray hydrogen and is derived from natural gas or methane, using steam methane reformation technology. Linde has multiple technologies to produce other types of hydrogen, including blue and green, which are both considered types of clean energy. Blue hydrogen is produced by capturing the carbon emissions from the hydrogen plant and either utilizing them in a way that stops them from being emitted or sequestering them in the subsurface for the long term. Green hydrogen is produced by electrolysis using renewable energy or from the steam methane reforming of biomethane. Low carbon intensity, high-purity hydrogen is also produced by purifying and recovering by-product hydrogen sources from the chemical and petrochemical industries.

Helium is sourced from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Carbon monoxide can be produced by either steam methane reforming or auto-thermal reforming of natural gas or other feed streams such as naphtha. Acetylene is primarily sourced as a chemical by-product, but may also be produced from calcium carbide and water.
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

Linde's plants are used in a wide variety of fields: in the petrochemical and chemical industries, in refineries and fertilizer plants, to recover air gases, to produce synthesis gases, to treat natural gas and to produce noble gases. The Engineering business either supplies plant components directly to the customer or to the industrial gas business of Linde which operates the plants under a long-term gases supply contract.

Inventories – Linde carries inventories of merchant and cylinder gases and hardgoods to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventory obsolescence is not material to Linde’s business.

Customers – Linde is not dependent upon a single customer or a few customers.

International – Linde is a global enterprise with approximately 70% of its 2021 sales outside of the United States. The company also has majority or wholly owned subsidiaries that operate in approximately 45 European, Middle Eastern and African countries (including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom (U.K.)); approximately 20 Asian and South Pacific countries (including China, Australia, India, South Korea and Thailand); and approximately 20 countries in North and South America (including Canada, Mexico and Brazil).
The company also has equity method investments operating in Europe, Asia, Africa, the Middle East, and North America.
Linde’s non-U.S. business is subject to risks customarily encountered in non-U.S. operations, including fluctuations in foreign currency exchange rates, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
Seasonality – Linde’s business is generally not subject to seasonal fluctuations to any significant extent.
Research and Development – Linde’s research and development is directed toward development of gas processing, separation and liquefaction technologies, and clean energy technologies; improving distribution of industrial gases and the development of new markets and applications for these gases. This results in the development of new advanced air separation, hydrogen, synthesis gas, natural gas, adsorption and chemical process technologies; novel clean energy and carbon management solutions; as well as the frequent introduction of new industrial gas applications. Research and development is primarily conducted at Munich, Germany, Tonawanda, New York, Burr Ridge, Illinois and Shanghai, China.
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
For carbon dioxide, carbon monoxide, helium, hydrogen and specialty gases, raw materials are largely purchased from outside sources. Linde has contracts or commitments for, or readily available sources of, most of these raw materials; however, their long-term availability and prices are subject to market conditions.
Competition – Linde participates in highly competitive markets in industrial gases and engineering, which are characterized by a mixture of local, regional and global players, all of which exert competitive pressure on the parties. In locations where Linde has pipeline networks, which enable the company to provide reliable and economic supply of products to larger customers, Linde derives a competitive advantage.
Competitors in the industrial gases industry include global and regional companies such as L’Air Liquide S.A., Air Products and Chemicals, Inc., Messer Group GmbH, Mitsubishi Chemical Holdings Corporation (through Taiyo Nippon Sanso Corporation) as well as an extensive number of small to medium size independent industrial gas companies which compete locally as producers or distributors. In addition, a significant portion of the international gases market relates to customer-owned plants.

Employees – The company sources talent from an ever-changing and competitive environment. The ability to source and retain qualified and committed employees is a prerequisite for the company’s success, and represents a general risk for Linde.
The Board of Directors ("Board") has established a strategic business objective to maintain world-class standards in talent management. Executive variable compensation is assessed annually based on performance in several strategic non-financial areas, including talent management. The Human Capital Committee assists the Board in its oversight of Linde’s compensation and incentive policies and programs, and management development and succession, particularly in regard to reviewing executive compensation for Linde’s executive officers. The Human Capital Committee also periodically reviews the company’s diversity policies and objectives, and programs to achieve those objectives. The global head of Human Resources reports to the Chief Executive Officer ("CEO"). A global leader of Diversity and Inclusion reports to the head of Human Resources.
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

As of December 31, 2021, Linde had 72,327 employees worldwide comprised of approximately 27 percent women and 73 percent men . The total professional workforce comprised of approximately 28 percent women and 72 percent men.

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
Stephen F. Angel, 66, has been Chief Executive Officer and a director of Linde since 2018. Effective March 1, 2022, Mr. Angel will retire from the position of Chief Executive Officer and assume the role of Chairman of the Board of Directors of Linde. Prior to his appointment as Chief Executive Officer of Linde, Mr. Angel was Chairman, President and CEO of Praxair, Inc. since 2007. Mr. Angel joined Praxair in 2001 as an Executive Vice President and was named President and Chief Operating Officer in February 2006. Prior to joining Praxair, Mr. Angel spent 22 years in a variety of management positions with General Electric. Mr. Angel serves on the board of directors of PPG Industries where he chairs the Human Capital Management and Compensation Committee and serves on the Nominating and Governance Committee. He also serves on the Hydrogen Council and is a member of The Business Council.
Sean Durbin, 51, became Executive Vice President, EMEA in April 2021. Previously, he served as Senior Vice President, Global Functions beginning in July 2020. Durbin joined Praxair, Inc. in 1993 and served in various roles across operations, engineering, project management, business development and sales. In recent years, he has held leadership positions including Business President, Region Europe South from 2019 to 2020, and President, Praxair Canada Inc. from 2013 to 2019.
Kelcey E. Hoyt, 52, became the Chief Accounting Officer of Linde in October 2018. Prior to this, she served as Vice President and Controller of Praxair, Inc. beginning in August 2016. Prior to becoming Controller, she served as Praxair’s Director of Investor Relations since 2010. She joined Praxair in 2002 and served as Director of Corporate Accounting and SEC Reporting through 2008, and later served as Controller for various divisions within Praxair’s North American Industrial Gas business. Previously, she was in audit at KPMG, LLP.
Sanjiv Lamba, 57, was appointed Chief Operating Officer of Linde effective January 1, 2021, and effective March 1, 2022, Mr. Lamba will become Chief Executive Officer of Linde. Previously, he served as the Executive Vice President, APAC, beginning in October 2018. Prior to that, Mr. Lamba was appointed a Member of the Executive Board of Linde AG in 2011, responsible for the Asia, Pacific segment of the Gases Division, for Global Gases Businesses Helium & Rare Gases, Electronics as well as Asia Joint Venture Management. Mr. Lamba started his career 1989 with BOC India in Finance where he progressed to become Director of Finance before being appointed as Managing Director for BOC’s India’s business in 2001. Throughout his years with BOC/Linde, he worked in various roles across a number of different geographies including Germany, the UK, Singapore and India.
Juergen Nowicki, 58, was appointed Executive Vice President and CEO, Linde Engineering in April 2020. Prior to this, he was Senior Vice President, Commercial, Linde Engineering. Mr. Nowicki joined Linde in 1991 as an Internal Auditor and held various positions in Finance and Controlling. In 2002, he was appointed CFO Linde Gas North America, USA, and was named Head of Finance and Control for The Linde Group in 2006. Nowicki assumed the role of Managing Director, Linde Engineering in 2011.
Dr. Andreas Opfermann, 50, became Executive Vice President, Clean Energy in June 2021. Previously, he was Executive Vice President Americas beginning in November 2019. Prior to this, from 2016-2019, he was the regional business unit leader for Linde’s North European region. Dr. Opfermann joined Linde in 2005 initially in Corporate Strategy. He has subsequently served as Head of Innovation Management from 2008 to 2010, Head of Clean Energy and Innovation Management from 2010 to 2014, and Head of Technology and Innovation from 2015 to 2016, responsible for all Linde research and development. Before joining Linde, he held positions at McKinsey & Company.

John Panikar, 54, was appointed Executive Vice President, APAC of Linde effective in January 2021. Previously, he served as President UK & Africa of Linde since October 2018. From 2014 to 2018, Mr. Panikar was President of Praxair Asia. He began his career with Praxair in 1991 as an Applications Engineer. Over the years, Mr. Panikar held increasingly responsible positions including Manager of Site Services and Equipment, Business Development Director for Praxair Asia, Managing Director of Praxair India, VP, South Region, North American Industrial Gases and President, Praxair Distribution, Inc.
Matthew J. White, 49, became Executive Vice President and Chief Financial Officer of Linde in October 2018. He previously served as the Senior Vice President and Chief Financial Officer of Praxair, Inc. since January 1, 2014. Prior to this, Mr. White was President of Praxair Canada from 2011-2014. He joined Praxair in 2004 as finance director for the company’s largest business unit, North American Industrial Gases. In 2008, he became Vice President and Controller of Praxair, Inc., then was named Vice President and Treasurer in 2010. Before joining Praxair, White was vice president, finance, at Fisher Scientific and before that he held various financial positions, including group controller, at GenTek, a manufacturing and performance chemicals company.

ITEM 1A.     RISK FACTORS

Due to the size and geographic reach of the company’s operations, a wide range of factors, many of which are outside of the company’s control, could materially affect the company’s future operations and financial performance. Management believes the following risks may significantly impact the company:
The COVID-19 global pandemic could materially adversely affect our results of operations.
The COVID-19 global pandemic, including resurgences and variants of the virus that causes COVID-19, and efforts to reduce its spread have led, and may continue to lead to, significant changes in levels of economic activity and significant disruption and volatility in global markets. COVID-19 has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, vendors and suppliers. There is considerable uncertainty regarding such measures and potential future measures, and restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our results of operations. These restrictions and disruptions could affect our performance on our contracts.

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
For carbon dioxide, carbon monoxide, helium, hydrogen and specialty gases, raw materials are largely purchased from outside sources. Where feasible, Linde sources several of these raw materials, including carbon dioxide, hydrogen and calcium carbide, as chemical or industrial byproducts. In addition, Linde has contracts or commitments for, or readily available sources of, most of these raw materials; however, their long-term availability and prices are subject to market conditions. A disruption in supply of such raw materials could impact Linde’s ability to meet contractual supply commitments.
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
As of December 31, 2021, the net carrying value of goodwill and other indefinite-lived intangible assets was $27 billion and $2 billion, respectively, primarily as a result of the business combination and the related acquisition method of accounting applied to Linde AG. In accordance with generally accepted accounting principles, the company periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to business, unexpected significant changes or planned changes in use of the assets, divestitures and sustained market capitalization declines may result in recognition of impairments to goodwill or other indefinite-lived assets. Any charges relating to such impairments could have a material adverse impact on Linde's results of operations in the periods recognized.
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
Linde has taken steps to address these risks and concerns by implementing advanced security technologies, internal controls, network and data center resiliency and recovery process. Despite these steps, however, our information technology systems have in the past been and in the future will likely be subject to increasingly sophisticated cyber attacks.

Operational failures and breaches of security from such attempts could lead to the loss or disclosure of confidential information or personal data belonging to Linde or our employees and customers or suppliers. These failures and breaches could result in business interruption or malfunction and lead to legal or regulatory actions that could result in a material adverse impact on Linde’s operations, reputation and financial results. To date, such attempts have not had any significant impact on Linde's operations or financial results.
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
The manufacturing and sale of products as well as the construction and sale of plants by Linde may give rise to risks associated with the production, filling, storage, handling and transport of raw materials, goods or waste. Industrial gases are potentially hazardous substances and medical gases and the related healthcare services must comply with the relevant specifications in order to not adversely affect the health of patients treated with them.
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
Linde is organized under the laws of Ireland and substantial portions of its assets are located outside of the United States. In addition, certain directors and officers of Linde and its subsidiaries reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon Linde or such persons, or to enforce outside the United States judgments obtained against such persons in U.S. courts in any action, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts in jurisdictions located outside the United States, rights predicated upon the U.S. federal securities laws.
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

ITEM 2.     PROPERTIES
Linde's principal executive offices are located in leased office space in Guildford, United Kingdom and owned office space in Danbury, Connecticut. Linde also owns principal administrative office space in Tonawanda, New York, United States and Pullach, Germany.
Due to the nature of Linde’s industrial gas products, it is generally uneconomical to transport them distances greater than a few hundred miles from the production facility. As a result, Linde operates a significant number of production facilities spread globally throughout a number of geographic regions.
The following is a description of production facilities for Linde by segment. No significant portion of these assets was leased at December 31, 2021. Generally, these facilities are utilized and are sufficient to meet the company's manufacturing needs.
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
EMEA
The EMEA segment has production facilities primarily in Germany, France, Sweden, the Republic of South Africa, and the U.K. which include approximately 275 cryogenic air separation plants and carbon dioxide plants. Also located throughout Europe are noncryogenic air separation plants, hydrogen, packaged gas facilities and other smaller plant facilities.
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

ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Linde plc shares trade on the New York Stock Exchange (“NYSE”) and the Frankfurt Stock Exchange (“FSE”) under the ticker symbol “LIN”. At December 31, 2021 there were 8,363 shareholders of record.
Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the three months ended December 31, 2021 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
October 2021	931	$304.49	931	$1,554
November 2021	1,570	$329.60	1,570	$1,037
December 2021	1,626	$333.23	1,626	$495
Fourth Quarter 2021	4,127	$325.37	4,127	$495

________________________
(1)On January 25, 2021 the company's board of directors approved the repurchase of $5.0 billion of its ordinary shares ("2021 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2021 program has a maximum repurchase amount of 15% of outstanding shares, began on February 1, 2021 and expires on July 31, 2023.
(2)As of December 31, 2021, the company repurchased $4.5 billion of its ordinary shares pursuant to the 2021 program, leaving an additional $0.5 billion authorized under the 2021 program.
On February 28, 2022 the company's board of directors approved the repurchase of $10.0 billion of its ordinary shares ("2022 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2022 program has a maximum repurchase amount of 15% of outstanding shares, beginning on March 1, 2022 and expires on July 31, 2024.

Peer Performance Table – The graph below compares the most recent five-year cumulative returns of the common stock of Praxair, the company's predecessor, through October 31, 2018 and Linde's ordinary shares for periods subsequent to October 31, 2018 with those of the Standard & Poor’s 500 Index ("SPX") and the S5 Materials Index ("S5MATR") which covers 28 companies, including Linde. The figures assume an initial investment of $100 on December 31, 2016 and that all dividends have been reinvested.

	2016	2017	2018	2019	2020	2021
LIN	$100	$135	$139	$194	$244	$325
SPX	$100	$122	$117	$153	$181	$233
S5MATR	$100	$124	$106	$132	$159	$202

ITEM 6.     RESERVED

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

Linde’s industrial gas operations are managed on a geographical basis and in 2021 84% of sales were generated by Linde's three geographic segments (Americas, EMEA and APAC) and the remaining 16% are related primarily to the Engineering segment, and to a lesser extent Other (see Note 18 to the consolidated financial statements for operating segment details).

Linde serves a diverse group of industries including healthcare, chemicals and energy, manufacturing, metals and mining, food and beverage, and electronics. The diversity of end-markets supports financial stability for Linde in varied business cycles.
Linde generates most of its revenues and earnings in the following geographies where the company has its strongest market positions and where distribution and production operations allow the company to deliver the highest level of service to its customers at the lowest cost.

North and South America ("Americas")	Europe, Middle East and Africa (“EMEA”)	Asia and Pacific (“APAC”)
United States	Germany	China
Brazil	United Kingdom	Australia
Mexico	Eastern Europe	South Korea
Canada	South Africa	India
The company manufactures and distributes its industrial gas products through networks of thousands of production plants, pipeline complexes, distribution centers and delivery vehicles. Major pipeline complexes are primarily located in the United States and China. These networks are a competitive advantage, providing the foundation of reliable product supply to the company’s customer base. The majority of Linde’s business is conducted through long-term contracts which provide stability in cash flow and the ability to pass through changes in energy and feedstock costs to customers. The company has growth opportunities in all major geographies and in diverse end-markets such as healthcare, chemicals and energy, manufacturing, metals and mining, food and beverage, and electronics.

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK
2021 Year in review
•Sales of $30,793 million were 13% above 2020 sales of $27,243 million. Volume growth across all end markets and project start-ups increased sales by 8% . Higher pricing across all geographic segments contributed 3% to sales. Favorable currency translation and higher cost pass-through increased sales by 5%, partially offset by the deconsolidation of a joint venture with operations in APAC which decreased sales by 3% .
•Reported operating profit of $4,984 million was 50% above 2020. Adjusted operating profit of $7,176 million was 24% above 2020. The increase in both reported and adjusted operating profit was primarily driven by higher volume and price and the benefit of cost reduction programs and other charges and productivity initiatives, partially offset by the deconsolidation of a joint venture with operations in APAC.*
•Income from continuing operations of $3,821 million and diluted earnings per share from continuing operations of $7.32 increased from $2,497 million and $4.70, respectively in 2020. Adjusted income from continuing operations of $5,579 million and adjusted diluted earnings per share from continuing operations of $10.69 were 28% and 30%, respectively above 2020 adjusted amounts.*
•Cash flow from operations of $9,725 million was 31% above 2020. Capital expenditures were $3,086 million; dividends paid were $2,189 million; net purchases of ordinary shares of $4,562 million; and debt repayments, net were $514 million.

*A reconciliation of the adjusted amounts can be found in the "Non-GAAP Financial Measures" section in this MD&A.

2022 Outlook

Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via earnings releases and investor teleconferences. These materials are available on the company’s website, www.linde.com, but are not incorporated herein.

CONSOLIDATED RESULTS AND OTHER INFORMATION
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2021 and 2020. For the discussion comparing the years ended December 31, 2020 and 2019, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2020.
The following table provides summary information for 2021 and 2020. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures.

(Millions of dollars, except per share data) Year Ended December 31,	2021	2020	Variance
Reported Amounts
Sales	$30,793	$27,243	13%
Cost of sales, exclusive of depreciation and amortization	$17,543	$15,383	14%
As a percent of sales	57.0%	56.5%
Selling, general and administrative	$3,189	$3,193	—%
As a percent of sales	10.4%	11.7%
Depreciation and amortization	$4,635	$4,626	—%
Cost reduction programs and other charges (a)	$273	$506	(46)%
Operating Profit	$4,984	$3,322	50%
Operating margin	16.2%	12.2%
Interest expense – net	$77	$115	(33)%
Net pension and OPEB cost (benefit), excluding service cost	$(192)	$(177)	8%
Effective tax rate	24.7%	25.0%
Income from equity investments	$119	$85	40%
Noncontrolling interests from continuing operations	$(135)	$(125)	8%
Income from continuing operations	$3,821	$2,497	53%
Diluted earnings per share from continuing operations	$7.32	$4.70	56%
Diluted shares outstanding	521,875	531,157	(2)%
Number of employees	72,327	74,207	(3)%
Adjusted Amounts (b)
Operating profit	$7,176	$5,797	24%
Operating margin	23.3%	21.3%
Income from continuing operations	$5,579	$4,371	28%
Diluted earnings per share from continuing operations	$10.69	$8.23	30%
Other Financial Data (b)
EBITDA from continuing operations	$9,738	$8,033	21%
As percent of sales	31.6%	29.5%
Adjusted EBITDA from continuing operations	$10,179	$8,645	18%
As percent of sales	33.1%	31.7%
________________________
(a)See Note 3 to the consolidated financial statements.
(b)Adjusted amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Financial Measures" section of this MD&A.

Results of Operations
The following table provides a summary of changes in consolidated sales:

2021 vs. 2020
% Change
Factors Contributing to Changes - Sales
Volume	8%
Price/Mix	3%
Cost pass-through	3%
Currency	2%
Acquisitions/divestitures	(3)%
Engineering	—%
13%
2021 Compared With 2020

Sales
Linde sales increased $3,550 million, or 13%, for the 2021 year versus 2020. Volume growth across all end markets and project start ups increased sales by 8%. Higher pricing across all geographic segments contributed 3% to sales. Currency translation increased sales by 2%, largely in EMEA and APAC, driven by the strengthening of the Euro, Australian dollar, Chinese yuan and British pound against the U.S. dollar. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, increased sales by 3%, with minimal impact on operating profit. Divestitures decreased sales by 3% primarily driven by the deconsolidation of a joint venture with operations in APAC (see Note 2 to the consolidated financial statements).
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization, increased $2,160 million, or 14%, for the year primarily due to higher volumes, cost pass-through and currency impacts, partially offset by productivity initiatives. Cost of sales, exclusive of depreciation and amortization, was 57.0% and 56.5% of sales, respectively, in 2021 compared to 2020. The increase as a percentage of sales was due primarily to higher cost pass-through.

Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") decreased $4 million, from $3,193 in 2020 to $3,189 million in 2021. SG&A was 10.4% of sales in 2021 versus 11.7% in 2020, primarily due to continued productivity initiatives and the impact of higher cost pass-through on sales. Currency impacts increased SG&A by approximately $62 million in 2021. Excluding currency impacts, underlying SG&A decreased due to continued productivity initiatives.
Depreciation and amortization
Reported depreciation and amortization expense increased $9 million versus 2020. The increase is primarily due to currency translation impacts, partially offset by a decrease related primarily to intangible assets acquired in the merger becoming fully amortized.
On an adjusted basis, depreciation and amortization expense increased $66 million, or 2%, versus 2020. The increase is primarily due to currency translation impacts which increased depreciation and amortization by approximately $60 million in 2021. Excluding currency impacts, underlying depreciation was relatively flat as the impact of new project start ups was largely offset by the decrease related to the deconsolidation of a joint venture with operations in APAC (see Note 2 to the consolidated financial statements).
Cost reduction programs and other charges
Linde recorded cost reduction programs and other charges of $273 million and $506 million for 2021 and 2020, respectively, primarily associated with the company's cost reduction program, which represents charges for achieving synergies and cost efficiencies related to the merger (see Note 3 to the consolidated financial statements).
On an adjusted basis, these costs have been excluded in both periods.
Operating profit
Reported operating profit increased $1,662 million in 2021, or 50%. On an adjusted basis, operating profit increased $1,379 million, or 24%, for 2021 versus 2020.

On a reported basis, operating profit increased $1,662 million, or 50% in 2021. The increase in the year was driven by higher volumes and price, partially offset by the deconsolidation of a joint venture with operations in APAC. Cost reduction programs and other charges were $273 million in 2021 and $506 million in 2020.
On an adjusted basis, which excludes the impacts of purchase accounting, cost reduction programs and other charges, operating profit increased $1,379 million, or 24%. Operating profit growth was driven by higher volume and price and the benefit of cost reduction programs and productivity initiatives, partially offset by the deconsolidation of a joint venture with operations in APAC. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense – net in 2021 decreased $38 million, or 33%, versus 2020 . On an adjusted basis interest expense decreased $54 million, or 29% in 2021 as compared to 2020.
On both a reported and adjusted basis, the decrease year over year was driven by a lower effective borrowing rate and the impact of unfavorable foreign currency revaluation on an unhedged intercompany loan in the prior year.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost was a benefit of $192 million and $177 million in 2021 and 2020, respectively. The increase in benefit largely relates to a higher expected return on plan assets and lower interest costs, partially offset by higher amortization of deferred losses (see Note 16 to the consolidated financial statements).

Effective tax rate
The reported effective tax rate ("ETR") for 2021 was 24.7% versus 25.0% in 2020. The decrease is primarily driven by increased pre-tax income and jurisdictional mix. 2021 includes a deferred income tax charge related to the revaluation of net deferred tax liabilities for a tax rate increase in the United Kingdom, offset by a reduction to tax expense related to uncertain tax benefits and accrued interest and penalties of $47 million (see Note 5 to the consolidated financial statements).
On an adjusted basis, the ETR for 2021 was 24.1% versus 23.8% in 2020. The increase in the adjusted ETR is primarily due to lower tax benefits in 2021 relative to higher pre-tax income.
Income from equity investments
Reported income from equity investments for 2021 was $119 million as compared to $85 million in 2020. On an adjusted basis, income from equity investments for 2021 was $231 million versus $142 million in 2020.
On a reported basis, the increase in income from equity investments was primarily driven by the deconsolidation of a joint venture with operations in APAC which is reflected in equity income effective January 1, 2021, partially offset by a $35 million impairment charge related to a joint venture in the APAC segment in the third quarter of 2021.
On an adjusted basis, the increase in income from equity investments was primarily driven by the deconsolidation of a joint venture with operations in APAC which is reflected in equity income effective January 1, 2021.
Noncontrolling interests from continuing operations
At December 31, 2021, noncontrolling interests from continuing operations consisted primarily of noncontrolling shareholders’ investments in APAC (primarily in China) and surface technologies.
Reported noncontrolling interests from continuing operations increased $10 million, from $125 million in 2020 to $135 million in 2021, primarily driven by higher income from continuing operations, partially offset by the deconsolidation of a joint venture with operations in APAC (see Note 2 to the consolidated financial statements) and the buyout of minority shareholders in the Republic of South Africa.
Adjusted noncontrolling interests from continuing operations decreased $36 million in 2021 as compared to 2020, primarily driven by the deconsolidation of a joint venture with operations in APAC (See Note 2 to the consolidated financial statements) and the buyout of minority shareholders in the Republic of South Africa, which more than offset the increase from higher income from continuing operations.
Income from continuing operations
Reported income from continuing operations increased $1,324 million, or 53%, primarily due to higher overall operating profit.

On an adjusted basis, which excludes the impacts of purchase accounting and other non-GAAP adjustments, income from continuing operations increased $1,208 million, or 28%, in 2021 versus 2020. The increase was primarily due to higher adjusted operating profit.
Diluted earnings per share from continuing operations
Reported diluted earnings per share from continuing operations increased $2.62, or 56%, in 2021 as compared to 2020. On an adjusted basis, diluted EPS of $10.69 in 2021 increased 30% versus 2020. The increase on both reported and adjusted basis was primarily due to higher income from continuing operations and lower diluted shares outstanding.
Employees
The number of employees at December 31, 2021 was 72,327, a decrease of 3%, or 1,880 employees from December 31, 2020, primarily driven by cost reduction actions and divestitures.
Other Financial Data
EBITDA increased to $9,738 million in 2021 from $8,033 million in 2020. Adjusted EBITDA from continuing operations increased to $10,179 million for 2021 as compared to $8,645 million in 2020, primarily due to higher income from continuing operations versus the prior year period.
See the "Non-GAAP Financial Measures" section for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) for the year ended December 31, 2021 of $358 million resulted primarily from currency translation adjustments of $1,175 million largely offset by an increase in the funded status of the company's retirement obligations of $746 million driven by a higher discount rate environment and strong asset performance. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, the Chinese yuan and the British pound. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 7 to the consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.
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

Climate Change

Linde operates in jurisdictions that have, or are developing, laws and/or regulations to reduce or mitigate the adverse effects of greenhouse gas ("GHG") emissions and faces a highly uncertain regulatory environment in this area. For example, the U.S. Environmental Protection Agency ("EPA") has promulgated rules requiring reporting of GHG emissions, and Linde and many of its suppliers and customers are subject to these rules. EPA has also promulgated regulations to restrict GHG emissions, including final rules regulating GHG emissions from light-duty vehicles and certain large manufacturing facilities, many of which are Linde suppliers or customers. In addition to these developments in the United States, several other countries worldwide have already implemented carbon taxation or trading systems which impact the company's customers and Linde operations, including regulations in China, Singapore and the European Union. Among other impacts, such regulations are expected to raise the cost of energy, which is a significant cost for Linde. Nevertheless, Linde's long-term customer contracts routinely provide rights to recover increased electricity, natural gas, and other costs that are incurred by the company as a result of climate change regulation.

Linde anticipates continued growth in its hydrogen business due to increased focus on lowering GHG emissions. Traditionally, hydrogen production plants and a large number of other manufacturing and electricity-generating plants have been identified in California and the European Union as a source of carbon dioxide emissions and these plants are subject to cap-and-trade regulations in those jurisdictions. Linde believes it will be able to mitigate the costs of these regulations through the terms of its product supply contracts. However, legislation that limits GHG emissions may impact growth by increasing capital, compliance, operating and maintenance costs and/or decreasing demand.

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

Linde continuously seeks opportunities to optimize energy use and GHG emissions through research and development in customer applications and rigorous operational energy efficiency, sourcing renewable energy, and purchasing hydrogen as a chemical byproduct where feasible. Linde tracks GHG emission performance versus targets and reports regularly to business management and annually to Linde's Board of Directors. Effective November 2021, a new Sustainability Committee was created. The Committee is responsible for Board oversight of the Company's programs, policies and strategies related to environmental matters generally, including climate change, greenhouse gas reduction goals and decarbonization solutions, such as clean hydrogen and carbon capture.

At the same time, external factors may provide Linde with future business opportunities. Examples of such factors include governmental regulation of GHG and other emissions; uncertain costs of energy and certain natural resources; the development of renewable energy alternatives; and new technologies that help extract natural gas, improve air quality, increase energy efficiency and mitigate the impacts of climate change. Linde continues to develop new applications that can lower emissions and help customers lower energy consumption and increase product throughput. Stricter regulation of water quality in emerging economies such as China provide a growing market for a number of gases, e.g., oxygen for wastewater treatment. Increased concern about drought in areas such as California and Australia may create additional markets for carbon dioxide for desalination. Renewable fuel standards in the European Union and U.S. can create a market for second-generation biofuels which use industrial gases such as oxygen, carbon dioxide, and hydrogen.

Costs Relating to the Protection of the Environment

Environmental protection costs in 2021 were not significant. Linde anticipates that future annual environmental protection expenditures will be similar to 2021, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position, the consolidated results of operations or cash flows in any given year.

Legal Proceedings
See Note 17 to the consolidated financial statements for information concerning legal proceedings.
Retirement Benefits
Pensions
The net periodic benefit cost (benefit) for the U.S. and non-U.S. pension plans was a benefit of $35 million and $28 million in 2021 and 2020, respectively, and costs of $107 million in 2019. 2019 net periodic pension cost included pension settlement charges of $97 million related to lump sum payments, which were triggered by either a change in control provision or merger-related divestitures, and a net curtailment charge of $8 million for termination benefits, primarily in connection with a defined benefit pension plan freeze. Settlement charges were $4 million and $6 million for 2021 and 2020, respectively.
The funded status (pension benefit obligation ("PBO") less the fair value of plan assets) for the U.S. plans was a deficit of $135 million and $436 million at December 31, 2021 and 2020, respectively. The funded status for non-U.S. plans was a deficit of $1,409 million and $2,334 million at December 31, 2021 and 2020, respectively. Both the U.S. and non-U.S.

plans derived the benefit from the actual return on plan assets, as well as favorability generated from a lower PBO due to an increase in discount rates.
Global pension contributions were $42 million in 2021, $91 million in 2020, and $94 million in 2019. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the U.S.). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Estimated required contributions for 2021 are currently expected to be in the range of $40 million to $50 million.
Linde assumes expected returns on plan assets for 2022 of 7.00% and 5.54% for the U.S. and non-U.S. plans, respectively, which are consistent with the long-term expected returns on its investment portfolios.
Excluding the impact of any settlements, 2022 consolidated pension expense is expected to be a benefit of approximately $91 million. The benefit derived from the expected return on assets assumption for Linde's most significant plans is anticipated to more than offset the expense from service and interest cost accruals and the higher amortization of deferred losses.
Refer to the Critical Accounting Policies section and Note 16 to the consolidated financial statements for a more detailed discussion of the company’s retirement benefits, including a description of the various retirement plans and the assumptions used in the calculation of net periodic benefit cost (benefit) and funded status.
Insurance
Linde purchases insurance to limit a variety of property and casualty risks, including those related to property, business interruption, third-party liability and workers’ compensation. Currently, the company self retains up to $10 million per occurrence for vehicle liability in the United States, $5 million per occurrence for workers' compensation and general liability. In addition, the company self retains risk up to €5 million at its various properties worldwide for property damage resulting from fire, flood and other perils affecting its properties along with a separate €5 million deductible on all business interruption resulting from a major peril loss. To mitigate its aggregate loss potential above these retentions, the company purchases catastrophic insurance coverage from highly rated insurance companies. The company does not currently operate or participate in any captive insurance companies or other non-traditional risk transfer alternatives.
At December 31, 2021 and 2020, the company had recorded a total of $75 million and $71 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analysis and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.
Linde recognizes estimated insurance proceeds relating to damages at the time of loss only to the extent of incurred losses. Any insurance recoveries for business interruption and for property damages in excess of the net book value of the property are recognized only when realized or pending payments confirmed by its insurance companies.

SEGMENT DISCUSSION
Linde’s operations consist of two major product lines: industrial gases and engineering. As further described in the following paragraph, Linde’s industrial gases operations are managed on a geographic basis, which represents three of the company's reportable segments - Americas, EMEA (Europe/Middle East/Africa), and APAC (Asia/South Pacific); a fourth reportable segment which represents the company's Engineering business which designs and manufactures equipment for air separation and other industrial gas applications specifically for end customers and is managed on a worldwide basis operating in all geographic segments. Other consists of corporate costs and a few smaller businesses which individually do not meet the quantitative thresholds for separate presentation.
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

The table below presents sales and operating profit information about reportable segments and Other for the years ended December 31, 2021 and 2020.

(Millions of dollars) Year Ended December 31,	2021	2020	Variance
Sales
Americas	$12,103	$10,459	16%
EMEA	7,643	6,449	19%
APAC	6,133	5,687	8%
Engineering	2,867	2,851	1%
Other	2,047	1,797	14%
Total sales	$30,793	$27,243	13%

Operating Profit
Americas	$3,368	$2,773	21%
EMEA	1,889	1,465	29%
APAC	1,502	1,277	18%
Engineering	473	435	9%
Other	(56)	(153)	63%
Segment operating profit	7,176	5,797	24%
Reconciliation to reported operating profit :
Cost reduction programs and other charges (Note 3)	(273)	(506)
Purchase accounting impacts - Linde AG	(1,919)	(1,969)
Total operating profit	$4,984	$3,322

Americas

(Dollar amounts in millions)			Variance
Year Ended December 31,	2021	2020	2021 vs. 2020
Sales	$12,103	$10,459	16%

Operating profit	$3,368	$2,773	21%
As a percent of sales	27.8%	26.5%

2021 vs. 2020
% Change
Factors Contributing to Changes - Sales
Volume	9%
Price/Mix	3%
Cost pass-through	3%
Currency	1%
Acquisitions/Divestitures	—%
16%
The Americas segment includes Linde’s industrial gases operations in approximately 20 countries including the United States, Canada, Mexico and Brazil.
Sales
Sales for the Americas segment increased $1,644 million, or 16%, in 2021 versus 2020. Higher pricing contributed 3% to sales. Higher volumes increased sales by 9%, led by higher demand across all end markets and project start-ups. Currency translation increased sales by 1%, primarily driven by the strengthening of the Canadian dollar and Mexican peso against the U.S. Dollar. Cost past-through increased sales by 3% with minimal impact on operating profit.
Operating Profit
Operating profit in the Americas segment increased $595 million, or 21%, in 2021 versus 2020. Operating profit increased due primarily to higher pricing and volumes and continued productivity initiatives.

EMEA

(Dollar amounts in millions)			Variance
Year Ended December 31,	2021	2020	2021 vs. 2020

Sales	$7,643	$6,449	19%

Operating profit	$1,889	$1,465	29%
As a percent of sales	24.7%	22.7%

2021 vs. 2020
% Change
Factors Contributing to Changes - Sales
Volume	5%
Price/Mix	4%
Cost pass-through	6%
Currency	5%
Acquisitions/Divestitures	(1)%
19%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the U.K.
Sales
EMEA segment sales increased $1,194 million, or 19%, in 2021 versus 2020. Volumes increased 5% driven by increased demand across all end markets. Currency translation increased sales by 5% due to the strengthening of the Euro, British pound and Swedish Krona against the U.S. dollar. Higher price contributed 4% to sales. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers increased sales by 6% with minimal impact on operating profit. Sales decreased 1% related to the divestiture of a non-core business in Scandinavia.
Operating Profit
Operating Profit for the EMEA segment increased $424 million, or 29%, in 2021 versus 2020 driven primarily by higher price and volumes and continued productivity initiatives.

APAC

(Dollar amounts in millions)			Variance
Year Ended December 31,	2021	2020	2021 vs. 2020

Sales	$6,133	$5,687	8%

Operating profit	$1,502	$1,277	18%
As a percent of sales	24.5%	22.5%

2021 vs. 2020
% Change
Factors Contributing to Changes - Sales
Volume/Equipment	11%
Price/Mix	2%
Cost pass-through	2%
Currency	5%
Acquisitions/Divestitures	(12)%
8%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India and South Korea.
Sales
Sales for the APAC segment increased $446 million, or 8%, in 2021 versus 2020. Volumes increased 11% driven by increased demand across all end markets, led by cyclical end markets and electronics and project start-us. Higher price increased sales by 2%. Currency translation increased sales by 5% driven primarily by the strengthening of the Chinese yuan, Australian dollar and Korean won against the U.S. dollar. Cost pass-through increased sales by 2% with minimal impact on operating profit. Divestitures decreased sales by 12% primarily due to the deconsolidation of a joint venture with operations in Taiwan which decreased sales by $639 million (See Note 2 to the consolidated financial statements).
Operating Profit
Operating profit in the APAC segment increased $225 million, or 18%, in 2021 versus 2020. Higher volumes and price, and continued productivity initiatives were partially offset by a $126 million reduction due to the deconsolidation of the joint venture with operations in Taiwan.

Engineering

(Dollar amounts in millions)			Variance
Year Ended December 31,	2021	2020	2021 vs. 2020

Sales	$2,867	$2,851	1%

Operating profit	$473	$435	9%
As a percent of sales	16.5%	15.3%

2021 vs. 2020
% Change
Factors Contributing to Changes - Sales
Volume	(3)%
Currency	4%
1%
Sales
Engineering segment sales increased $16 million, or 1%, in 2021 versus 2020, driven by project timing, partially offset by currency impacts which increased sales by 4% .
Operating profit

Engineering segment operating profit increased $38 million, or 9%, in 2021 versus 2020 driven primarily by currency, favorable cost performance and project timing.

Other

(Dollar amounts in millions)			Variance
Year Ended December 31,	2021	2020	2021 vs. 2020

Sales	$2,047	$1,797	14%

Operating profit	$(56)	$(153)	63%
As a percent of sales	(2.7)%	(8.5)%

2021 vs. 2020
% Change
Factors Contributing to Changes - Sales
Volume/Price	11%
Cost pass-through	—%
Currency	3%
Acquisitions/Divestitures	—%
14%
Other consists of corporate costs and a few smaller businesses including: Surface Technologies, GIST, and global helium wholesale; which individually do not meet the quantitative thresholds for separate presentation.

Sales

Sales for Other increased $250 million, or 14%, in 2021 versus 2020. Higher volumes and price increased sales by 11%. Currency translation increased sales 3%.

Operating profit

Operating profit in Other increased $97 million, or 63%, in 2021 versus 2020, due primarily to volume growth, higher price and continued productivity initiatives.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of 2021	Statements of Income		Balance Sheets
	Consolidated	Average Year Ended December 31,		December 31,
Currency	Sales	2021	2020	2021	2020
Euro	21%	0.85	0.88	0.88	0.82
Chinese yuan	9%	6.45	6.90	6.36	6.53
British pound	7%	0.73	0.78	0.74	0.73
Australian dollar	4%	1.33	1.45	1.38	1.30
Brazilian real	4%	5.39	5.11	5.58	5.20
Korean won	3%	1,144	1,178	1,189	1,087
Canadian dollar	3%	1.25	1.34	1.26	1.27
Mexican peso	2%	20.28	21.35	20.53	19.91
Indian rupee	2%	73.91	74.08	74.34	73.07
Republic of South African rand	2%	14.77	16.37	15.94	14.69
Swedish krona	1%	8.58	9.18	9.05	8.23
Thailand bhat	1%	31.93	31.28	33.40	29.96
Russian ruble	1%	73.69	71.95	74.68	74.04

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars) Year Ended December 31,	2021	2020
Net Cash Provided by (Used for)
Operating Activities
Income from continuing operations (including noncontrolling interests)	$3,956	$2,622
Non-cash charges (credits):
Add: Cost reduction programs and other charges, net of payments (a)	98	258
Add: Depreciation and amortization	4,635	4,626
Add (Less): Deferred income taxes	(254)	(369)
Add (Less): non-cash charges and other	109	285
Income from continuing operations adjusted for non-cash charges and other	8,544	7,422
Less: Pension contributions	(42)	(91)
Add (Less): Working capital	1,148	364
Add (Less): Other	75	(266)
Net cash provided by operating activities	$9,725	$7,429
Investing Activities
Capital expenditures	$(3,086)	$(3,400)
Acquisitions, net of cash acquired	(88)	(68)
Divestitures and asset sales, net of cash divested	167	482
Net cash provided by (used for) investing activities	$(3,007)	$(2,986)
Financing Activities
Debt increases (decreases) – net	$(514)	$1,313
Issuances (purchases) of ordinary shares – net	(4,562)	(2,410)
Cash dividends – Linde plc shareholders	(2,189)	(2,028)
Noncontrolling interest transactions and other	(323)	(220)
Net cash (used) for financing activities	$(7,588)	$(3,345)

Effect of exchange rate changes on cash	$(61)	$(44)
Cash and cash equivalents, end-of-period	$2,823	$3,754
____________________
(a)See Note 3 to the consolidated financial statements.
Cash decreased $931 million in 2021 versus 2020. The primary sources of cash in 2021 were cash flows from operations of $9,725 million. The primary uses of cash included capital expenditures of $3,086 million, net purchases of ordinary shares of $4,562 million, and cash dividends to shareholders of $2,189 million.

Cash Flows From Operations
2021 compared with 2020
Cash flows from operations was $9,725 million, an increase of $2,296 million, or 31% from 2020. The increase was driven by higher net income adjusted for non-cash charges and lower working capital requirements, including an increase in contract liabilities due to engineering customer advanced payments, which more than offset higher cash taxes. Cost reduction programs and other charges, net of payments was $98 million and $258 million for the years ended December 31, 2021 and 2020, respectively, representing charges of $273 million and $506 million net of related cash outflows of $175 million and $248 million, respectively, in each period.

Investing
2021 compared with 2020
Net cash used for investing activities was $3,007 million in 2021 compared to $2,986 million in 2020. The increase was primarily driven by lower proceeds from divestitures in 2021, largely offset by lower capital expenditures.
Capital expenditures in 2021 were $3,086 million, a decrease of $314 million from 2020. Capital expenditures during 2021 related primarily to investments in new plant and production equipment for growth. Approximately 42% of the capital expenditures were in the Americas segment with 32% in the APAC segment and the rest primarily in the EMEA segment.
At December 31, 2021 , Linde's sale of gas backlog of large projects under construction was approximately $3.5 billion. This represents the total estimated capital cost of large plants under construction.
Acquisition expenditures in 2021 were $88 million, an increase of $20 million from 2020 and related primarily to acquisitions in the Americas and EMEA. Acquisitions for the year ended December 31, 2020 were $68 million and related to acquisitions in the Americas and APAC.
Divestitures and asset sales in 2021 totaled $167 million as compared to $482 million in 2020. The 2020 period includes net proceeds from merger-related divestitures of $98 million from the sale of selected assets of Linde China and proceeds of approximately $130 million related to the divestiture of a non-core business in Scandinavia.
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
Cash used for financing activities was $7,588 million in 2021 compared to $3,345 million in 2020. Cash used for debt was $514 million in 2021 versus cash provided by debt of $1,313 million in 2020 primarily due to lower proceeds from debt issuances and decreased commercial paper borrowings, partially offset by lower debt repayments. Net purchases of ordinary shares were $4,562 million in 2021 versus $2,410 million in 2020. Cash dividends increased to $2,189 million in 2021 versus $2,028 million in 2020 driven primarily by a 10% increase in dividends per share from $3.852 per share to $4.24 per share. Cash used for Noncontrolling interest transactions and other was $323 million for the year ended December 31, 2021 versus cash used of $220 million for the respective 2020 period primarily due to the settlement of the buyout of minority interests in the Republic of South Africa in January of 2021.
The company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2021, Linde's credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A2 for long-term debt, respectively.
Note 11 to the consolidated financial statements includes information with respect to the company’s debt activity in 2021, current debt position, debt covenants and the available credit facilities; and Note 12 includes information relating to derivative financial instruments. Linde's credit facilities are with major financial institutions and are non-cancelable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facilities, if requested, to be low. Linde’s major bank credit and long-term debt agreements contain standard covenants. The company was in compliance with these covenants at December 31, 2021 and expects to remain in compliance for the foreseeable future.
The company maintains a $5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreement as of December 31, 2021. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.
Linde’s total net debt outstanding at December 31, 2021 was $11,384 million, $1,016 million lower than $12,400 million at December 31, 2020. The December 31, 2021 net debt balance includes $13,069 million in public securities, $1,138 million representing primarily worldwide bank borrowings, net of $2,823 million of cash. Linde’s global effective borrowing rate was approximately 1.4% for 2021.

In June 2021, Linde repaid €600 million of 3.875% notes that became due. In September 2021, Linde issued €700 million of 0.000% notes due 2026, €500 million of 0.375% notes due 2033, and €700 million of 1.000% notes due 2051. In November 2021, Linde repaid $600 million of 2.45% notes that were due in 2022. There was no impact to interest within the consolidated statements of income (see Note 11 to the consolidated financial statements).
In January 2022, Linde repaid €1.0 billion of 0.250% notes that became due in 2022.
On February 28, 2022, the company’s Board of Directors approved the additional repurchase of $10.0 billion of its ordinary shares. For additional information related to the share repurchase programs, see Part II Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

OFF-BALANCE SHEET ARRANGEMENTS
As discussed in Note 17 to the consolidated financial statements, at December 31, 2021, Linde had undrawn outstanding letters of credit, bank guarantees and surety bonds entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Linde’s consolidated financial condition, results of operations, or liquidity.

CRITICAL ACCOUNTING ESTIMATES
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
Revenue Recognition
Long-Term Construction Contracts
The company designs and manufactures equipment for air separation and other varied gas production and processing plants manufactured specifically for end customers. Revenues for sale of equipment contracts are generally recognized over time as Linde has an enforceable right to payment for performance completed to date and performance does not create an asset with alternative use. For contracts recognized over time, revenue is recognized primarily using a cost incurred input method. Costs incurred to date relative to total estimated costs at completion are used to measure progress toward satisfying performance obligations. The result is applied to total expected revenue and results in financial statement recognition of revenue in addition to costs incurred to date. Any expected loss on a contract is recognized as an expense immediately. Contract modifications are typically accounted for as part of the existing contract and are recognized as a cumulative adjustment for the inception-to-date effect of such change. We assess performance as progress towards completion is achieved on specific projects, earnings will be impacted by changes to our forecast of revenues and costs on these projects.
The cost incurred input method places considerable importance on accurate estimates of the extent of progress towards completion and may involve estimates on the scope of deliveries and services required to fulfill the contractually defined obligations. The key source of estimation uncertainty is the total estimated costs at completion including material, labor and overhead costs and the resultant state of completion of the contracts. There are inherent uncertainties associated with the estimation process, including technical complexity, duration of construction cycle, potential cost inflation (whether equipment or manpower), and scope considerations all of which may affect the total estimation process. Changes in these estimates may lead to a significant impact on future financial statements.
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
The weighted-average expected long-term rates of return on pension plan assets were 7.00% for U.S. plans and 5.28% for non-U.S. plans for the year ended December 31, 2021 (7.00% and 5.31%, respectively at December 31, 2020). The expected long-term rate of return on the U.S. and Non-U.S. plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance. A 0.50% change in these expected long-term rates of return, with all other variables held constant, would change Linde’s pension expense by approximately $46 million.
The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $9,612 million, or $804 million lower than the fair value of assets of $10,416 million at December 31, 2021. These net deferred investment losses of $804 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.
Discount rates are used to calculate the present value of plan liabilities and pension costs and are determined annually by management. The company measures the service and interest cost components of pension and OPEB expense for significant U.S. and non-U.S. plans using the spot rate approach. U.S. plans that do not use the spot rate approach continue to determine discount rates by using a cash flow matching model provided by the company's independent actuaries. The model includes a portfolio of corporate bonds graded Aa or better by at least half of the ratings agencies and matches the U.S. plans' projected cash flows to the calculated spot rates. Discount rates for the remaining Non-U.S. plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. Refer to Note 16 to the consolidated financial statements for a summary of the discount rates used to calculate plan liabilities and benefit costs, and to the Retirement Benefits section of the Consolidated Results and Other Information section of this MD&A for a further discussion of 2021 benefit costs. A 0.50% reduction in discount rates, with all other variables held constant, would increase Linde’s pension expense by approximately $52 million whereas a 0.50% increase in discount rates would result in a decrease of $47 million. A 0.50% reduction in discount rates would increase the PBO by approximately $951 million whereas a 0.50% increase in discount rates would have a favorable impact to the PBO of approximately $841 million.
The weighted-average expected rate of compensation increase was 3.25% for U.S. plans and 2.55% for non-U.S. plans at December 31, 2021 (3.25% and 2.55%, respectively, at December 31, 2020). The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Linde’s pension expense by approximately $8 million and would impact the PBO by approximately $54 million.
Asset Impairments
Goodwill and Other Indefinite-Lived Intangibles Assets
At December 31, 2021, the company had goodwill of $27,038 million and $1,813 million of other indefinite-lived intangible assets. Goodwill represents the aggregate of the excess consideration paid for acquired businesses over the fair value of the net assets acquired. Indefinite-lived other intangibles relate to the Linde name.
The company performs a goodwill impairment test annually or more frequently if events or circumstances indicate that an impairment loss may have been incurred.
The impairment tests performed during the fourth quarter of 2021 indicated no impairment. At December 31, 2021, Linde’s enterprise value was approximately $188 billion (outstanding shares multiplied by the year-end stock price plus net debt, and without any control premium) while its total capital was approximately $57 billion.
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
Management believes that the quantitative and qualitative factors used to perform its annual goodwill impairment assessment are appropriate and reasonable. Although the 2021 assessment indicated that it is more likely than not that the fair value of each reporting unit exceeded its carrying value, changes in circumstances or conditions affecting this analysis could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company's results of operations. Reporting units with greater concentration of Linde AG assets fair valued during the 2018 Praxair, Inc. and Linde AG merger are at greater risk of impairment in future periods.
Other indefinite-lived intangible assets are evaluated for impairment on an annual basis or more frequently if events and circumstances indicate that an impairment loss may have been incurred, and no impairments were indicated.
See Notes 9 and 10 to the consolidated financial statements.
Long-Lived Assets
Long-lived assets, including property, plant and equipment and finite-lived other intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an individual asset or asset group may not be recoverable. For purposes of this test, asset groups are determined based upon the lowest level for which there are independent and identifiable cash flows. Based upon Linde's business model an asset group may be a single plant and related assets used to support on-site, merchant and packaged gas customers. Alternatively, the asset group may be a collection of distribution related assets (cylinders, distribution centers, and stores) or be a pipeline complex which includes multiple interdependent plants and related assets connected by pipelines within a geographic area used to support the same distribution methods.

Income Taxes
At December 31, 2021, Linde had deferred tax assets of $1,829 million (net of valuation allowances of $235 million), and deferred tax liabilities of $7,826 million. At December 31, 2021, uncertain tax positions totaled $387 million (see Note 1 and Note 5 to the consolidated financial statements). Income tax expense was $1,262 million for the year ended December 31, 2021, or about 24.7% of pre-tax income (see Note 5 to the consolidated financial statements for additional information related to taxes).
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

The non-GAAP measures in the following reconciliations are presented in this MD&A.

Adjusted Amounts

(Dollar amounts in millions, except per share data)
Year Ended December 31,	2021	2020
Adjusted Operating Profit and Operating Margin
Reported operating profit	$4,984	$3,322
Add: Cost reduction programs and other charges	273	506
Add: Purchase accounting impacts - Linde AG (c)	1,919	1,969
Total adjustments	2,192	2,475
Adjusted operating profit	$7,176	$5,797

Reported percentage change	50%
Adjusted percentage change	24%

Reported sales	$30,793	$27,243

Reported operating margin	16.2%	12.2%
Adjusted operating margin	23.3%	21.3%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$4,635	$4,626
Less: Purchase accounting impacts - Linde AG (c)	(1,863)	(1,920)
Adjusted depreciation and amortization	$2,772	$2,706

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$(26)	$(61)
Add: Purchase accounting impacts - Linde AG (c)	(56)	(49)
Adjusted Other Income (Expense) - net	$30	$(12)

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(192)	$(177)
Add: Pension settlement charges	(4)	(6)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(196)	$(183)

Adjusted Interest Expense - Net
Reported interest expense - net	$77	$115
Add: Purchase accounting impacts - Linde AG (c)	53	85
Less: Bond Redemption	—	(16)
Adjusted interest expense - net	$130	$184

Adjusted Income Taxes (a)
Reported income taxes	$1,262	$847
Add: Purchase accounting impacts - Linde AG (c)	452	399
Add: Pension settlement charges	1	1
Add: Cost reduction programs and other charges	29	130
Less: Bond Redemption	—	4
Total adjustments	482	534
Adjusted income taxes	$1,744	$1,381

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$5,099	$3,384
Add: Pension settlement charge	4	6
Add: Purchase accounting impacts - Linde AG (c)	1,866	1,884
Add: Cost reduction programs and other charges	273	506
Less: Bond Redemption	—	16
Total adjustments	2,143	2,412
Adjusted income before income taxes and equity investments	$7,242	$5,796

Reported Income taxes	$1,262	$847
Reported effective tax rate	24.7%	25.0%

Adjusted income taxes	$1,744	$1,381
Adjusted effective tax rate	24.1%	23.8%

Income from Equity Investments
Reported income from equity investments	$119	$85
Add: Cost reduction programs and other charges (d)	35	—
Add: Purchase accounting impacts - Linde AG (c)	77	57
Adjusted income from equity investments	$231	$142

Adjusted Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(135)	$(125)
Add: Cost reduction programs and other charges	—	(4)
Add: Purchase accounting impacts - Linde AG (c)	(15)	(57)
Total adjustments	(15)	(61)
Adjusted noncontrolling interests from continuing operations	$(150)	$(186)

Adjusted Income from Continuing Operations (b)
Reported income from continuing operations	$3,821	$2,497
Add: Pension settlement charge	3	5
Add: Cost reduction programs and other charges	279	372
Add: Purchase accounting impacts - Linde AG (c)	1,476	1,485
Less: Bond Redemption	—	12
Total adjustments	1,758	1,874
Adjusted income from continuing operations	$5,579	$4,371

Adjusted Diluted EPS from Continuing Operations (b)
Reported diluted EPS from continuing operations	$7.32	$4.70
Add: Pension settlement charge	0.01	0.01
Add: Cost reduction programs and other charges	0.53	0.70
Less: Bond Redemption	—	0.02
Add: Purchase accounting impacts - Linde AG	2.83	2.80
Total adjustments	3.37	3.53
Adjusted diluted EPS from continuing operations	$10.69	$8.23

Reported percentage change	56%
Adjusted percentage change	30%

Adjusted EBITDA and % of Sales
Income from continuing operations	$3,821	$2,497
Add: Noncontrolling interests related to continuing operations	135	125
Add: Net pension and OPEB cost (benefit), excluding service cost	(192)	(177)
Add: Interest expense	77	115
Add: Income taxes	1,262	847
Add: Depreciation and amortization	4,635	4,626
EBITDA from continuing operations	9,738	8,033
Add: Cost reduction programs and other charges	308	506
Add: Purchase accounting impacts - Linde AG	133	106
Total adjustments	441	612
Adjusted EBITDA from continuing operations	$10,179	$8,645

Reported sales	$30,793	$27,243
% of sales
EBITDA from continuing operations	31.6%	29.5%
Adjusted EBITDA from continuing operations	33.1%	31.7%

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

(d) Impairment charge related to a joint venture in the APAC segment
Net Debt and Adjusted Net Debt
Net debt is a financial liquidity measure used by investors, financial analysts and management to evaluate the ability of a company to repay its debt. Purchase accounting impacts have been excluded as they are non-cash and do not have an impact on liquidity.

	December 31, 2021	December 31, 2020
(Millions of dollars)
Debt	$14,207	$16,154
Less: cash and cash equivalents	(2,823)	(3,754)
Net debt	11,384	12,400
Less: purchase accounting impacts - Linde AG	(61)	(121)
Adjusted net debt	$11,323	$12,279

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

(Millions of dollars)
Statement of Income Data	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Sales	$7,767	$6,876
Operating profit	973	786
Net income	721	690
Transactions with non-guarantor subsidiaries	2,067	2,222

Balance Sheet Data (at period end)
Current assets (a)	$5,826	$4,174
Long-term assets (b)	15,928	17,978
Current liabilities (c)	8,853	8,337
Long-term liabilities (d)	42,860	39,208

(a) From current assets above, amount due from non-guarantor subsidiaries	$4,209	$1,984
(b) From long-term assets above, amount due from non-guarantor subsidiaries	3,257	4,565
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,304	1,054
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	28,142	23,394

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of Linde’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2021. The range of changes chosen for these discussions reflects Linde’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.
Interest Rate Risk
At December 31, 2021, Linde had debt totaling $14,207 million ($16,154 million at December 31, 2020). For fixed-rate instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest rate changes generally do not affect the fair market value of the instrument but impact future earnings and cash flows, assuming that other factors are held constant. At December 31, 2021, including the impact of derivatives, Linde had fixed-rate debt of $12,492 million and floating-rate debt of $1,715 million, representing 88% and 12%, respectively, of total debt. At December 31, 2020, Linde had fixed-rate debt of $10,365 million and floating-rate debt of $5,789 million, representing 64% and 36%, respectively, of total debt.
Fixed Rate Debt
In order to mitigate interest rate risk, when considered appropriate, interest-rate swaps are entered into as hedges of underlying financial instruments to effectively change the characteristics of the interest rate without actually changing the underlying financial instrument. At December 31, 2021, Linde had fixed-to-floating interest rate swaps outstanding that were designated as hedging instruments of the underlying debt issuances - refer to Note 12 to the consolidated financial statements for additional information. This sensitivity analysis assumes that, holding all other variables constant (such as foreign exchange rates, swaps and debt levels), a one hundred basis point increase in interest rates would decrease the unrealized fair market value of the fixed-rate debt portfolio by approximately $834 million ($674 million in 2020). A one hundred basis point increase in interest rates would result in an approximate $37 million decrease to derivative assets recorded.
Variable Rate Debt
At December 31, 2021, the after-tax earnings and cash flows impact of a one hundred basis point increase in interest rates, including offsetting impact of derivatives, on the variable-rate debt portfolio would be approximately $33 million ($44 million in 2020).
Foreign Currency Risk
Linde’s exchange-rate exposures result primarily from its investments and ongoing operations in Latin America (primarily Brazil and Mexico), Europe (primarily Germany, Scandinavia, and the U.K.), Canada, Asia Pacific (primarily Australia and China) and other business transactions such as the procurement of equipment from foreign sources. Linde frequently utilizes currency contracts to hedge these exposures. At December 31, 2021, Linde had a notional amount outstanding of $5,870 million ($7,553 million at December 31, 2020) related to foreign exchange contracts. The majority of these were to hedge recorded balance sheet exposures, primarily intercompany loans denominated in non-functional currencies. See Note 12 to the consolidated financial statements.
Holding all other variables constant, if there were a 10% increase in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2021 would decrease by approximately $28 million and at December 31, 2020 would decrease by approximately $99 million, which would be largely offset by an offsetting loss or gain on the foreign-currency fluctuation of the underlying exposure being hedged.

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
The Audit Committee of the Board of Directors, which consists solely of non-employee directors, is responsible for overseeing the functioning of the accounting system and related controls and the preparation of annual financial statements. The Audit Committee periodically meets with management, internal auditors and the independent registered public accounting firm to review and evaluate their accounting, auditing and financial reporting activities and responsibilities, including management’s assessment of internal control over financial reporting. The independent registered public accounting firm and internal auditors have full and free access to the Audit Committee and meet with the committee, with and without management present.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Linde’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2021.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2021 as stated in their report.

/s/ STEPHEN F. ANGEL	/s/ KELCEY E. HOYT
Stephen F. Angel Chief Executive Officer	Kelcey E. Hoyt Chief Accounting Officer
/s/ MATTHEW J. WHITE
Matthew J. White Chief Financial Officer	February 28, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Linde plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Linde plc and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Estimated Costs at Completion
As described in Note 19 to the consolidated financial statements, $2,867 million of the Company’s total revenues for the year ended December 31, 2021 was generated from sale of equipment contracts. Sale of equipment contracts are generally comprised of a single performance obligation. Revenue from sale of equipment is generally recognized over time as the Company has an enforceable right to payment for performance completed to date and performance does not create an asset with alternative use. For contracts recognized over time, revenue is recognized primarily using a cost incurred input method. Costs incurred to date relative to total estimated costs at completion are used to measure progress toward satisfying performance obligations. Costs incurred include material, labor, and overhead costs and represent work contributing and proportionate to the transfer of control to the customer.
The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs at completion is a critical audit matter are (i) the significant judgment by management when developing the estimated costs at completion for sale of equipment contracts; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimated costs at completion and management’s significant assumptions related to the total estimated material and labor costs; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over developing the estimated costs at completion for sale of equipment contracts. These procedures also included, among others, evaluating and testing management’s process for developing the estimated costs at completion for sale of equipment contracts, which included evaluating the reasonableness of management’s significant assumptions related to the total estimated material and labor costs. Evaluating the reasonableness of management’s significant assumptions involved evaluating management’s ability to reasonably estimate costs at completion for sale of equipment contracts on a sample basis by (i) performing a comparison of the originally estimated and actual costs incurred on similar completed equipment contracts, and (ii) evaluating the timely identification of circumstances that may warrant a modification to estimated costs at completion, including actual costs in excess of estimates. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s estimates and significant assumptions related to the total estimated material and labor costs.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 28, 2022

We have served as the Company’s or its predecessor’s auditor since 1992.

CONSOLIDATED STATEMENTS OF INCOME
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2021	2020	2019
Sales	$30,793	$27,243	$28,228
Cost of sales, exclusive of depreciation and amortization	17,543	15,383	16,644
Selling, general and administrative	3,189	3,193	3,457
Depreciation and amortization	4,635	4,626	4,675
Research and development	143	152	184
Cost reduction programs and other charges	273	506	567
Net gain on sale of businesses	—	—	164
Other income (expenses) – net	(26)	(61)	68
Operating Profit	4,984	3,322	2,933
Interest expense – net	77	115	38
Net pension and OPEB cost (benefit), excluding service cost	(192)	(177)	(32)
Income From Continuing Operations Before Income Taxes and Equity Investments	5,099	3,384	2,927
Income taxes on continuing operations	1,262	847	769
Income From Continuing Operations Before Equity Investments	3,837	2,537	2,158
Income from equity investments	119	85	114
Income From Continuing Operations (Including Noncontrolling Interests)	3,956	2,622	2,272
Income from discontinued operations, net of tax	5	4	109
Net Income (Including Noncontrolling Interests)	3,961	2,626	2,381
Less: noncontrolling interests from continuing operations	(135)	(125)	(89)
Less: noncontrolling interests from discontinued operations	—	—	(7)
Net Income – Linde plc	$3,826	$2,501	$2,285

Net Income – Linde plc
Income from continuing operations	$3,821	$2,497	$2,183
Income from discontinued operations	$5	$4	$102

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$7.39	$4.74	$4.03
Basic earnings per share from discontinued operations	0.01	0.01	0.19
Basic earnings per share	$7.40	$4.75	$4.22
Diluted earnings per share from continuing operations	$7.32	$4.70	$4.00
Diluted earnings per share from discontinued operations	0.01	0.01	0.19
Diluted earnings per share	$7.33	$4.71	$4.19

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	516,896	526,736	541,094
Diluted shares outstanding	521,875	531,157	545,170
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions)

Year Ended December 31,	2021	2020	2019
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$3,961	$2,626	$2,381

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,116)	565	118
Reclassifications to net income	(52)	—	12
Income taxes	(7)	30	3
Translation adjustments	(1,175)	595	133
Funded status - retirement obligations (Note 16):
Retirement program remeasurements	826	(675)	(852)
Reclassifications to net income	175	92	154
Income taxes	(255)	114	154
Funded status - retirement obligations	746	(469)	(544)
Derivative instruments (Note 12):
Current year unrealized gain (loss)	140	(3)	(32)
Reclassifications to net income	(49)	42	—
Income taxes	(20)	(8)	7
Derivative instruments	71	31	(25)
Securities:
Current year unrealized gain (loss)	—	—	1
Reclassifications to net income	—	—	—
Income taxes	—	—	—
Securities	—	—	1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(358)	157	(435)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	3,603	2,783	1,946
Less: noncontrolling interests	(135)	(158)	(19)
COMPREHENSIVE INCOME - LINDE PLC	$3,468	$2,625	$1,927
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions)

December 31,	2021	2020
Assets
Cash and cash equivalents	$2,823	$3,754
Accounts receivable – net	4,499	4,167
Contract assets	134	162
Inventories	1,733	1,729
Prepaid and other current assets	970	1,112
Total Current Assets	10,159	10,924
Property, plant and equipment – net	26,003	28,711
Equity investments	2,619	2,061
Goodwill	27,038	28,201
Other intangible assets – net	13,802	16,184
Other long-term assets	1,984	2,148
Total Assets	$81,605	$88,229
Liabilities and Equity
Accounts payable	$3,503	$3,095
Short-term debt	1,163	3,251
Current portion of long-term debt	1,709	751
Contract liabilities	2,940	1,769
Accrued taxes	429	542
Other current liabilities	3,899	4,332
Total Current Liabilities	13,643	13,740
Long-term debt	11,335	12,152
Other long-term liabilities	4,188	5,519
Deferred credits	6,998	7,236
Total Liabilities	36,164	38,647
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity:
Ordinary shares (€0.001 par value, authorized 1,750,000,000 shares, 2021 issued: 552,012,862 ordinary shares; 2020 issued: 552,012,862 ordinary shares)	1	1
Additional paid-in capital	40,180	40,202
Retained earnings	18,710	17,178
Accumulated other comprehensive income (loss)	(5,048)	(4,690)
Less: Treasury shares, at cost (2021 – 43,331,983 shares and 2020 – 28,718,333 shares)	(9,808)	(5,374)
Total Linde plc Shareholders’ Equity	44,035	47,317
Noncontrolling interests	1,393	2,252
Total Equity	45,428	49,569
Total Liabilities and Equity	$81,605	$88,229
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LINDE PLC AND SUBSIDIARIES
(Millions of dollars)

Year Ended December 31,	2021	2020	2019
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Linde plc	$3,826	$2,501	$2,285
Less: income from discontinued operations, net of tax and noncontrolling interests	(5)	(4)	(102)
Add: Noncontrolling interests from continuing operations	135	125	89
Income from continuing operations (including noncontrolling interests)	$3,956	$2,622	$2,272
Adjustments to reconcile net income to net cash provided by operating activities:
Cost Reduction Programs and other charges, net of payments	98	258	(236)
Amortization of merger-related inventory step-up	—	—	12
Depreciation and amortization	4,635	4,626	4,675
Deferred income taxes	(254)	(369)	(303)
Share-based compensation	128	133	95
Net gain on sale of businesses, net of tax	—	—	(108)
Non-cash charges and other	(19)	152	(127)
Working capital
Accounts receivable	(553)	19	80
Contract assets and liabilities, net	1,307	90	87
Inventory	(129)	18	(81)
Prepaid and other current assets	76	128	(72)
Payables and accruals	447	109	(174)
Pension contributions	(42)	(91)	(94)
Long-term assets, liabilities and other	75	(266)	93
Net cash provided by operating activities	9,725	7,429	6,119
Investing
Capital expenditures	(3,086)	(3,400)	(3,682)
Acquisitions, net of cash acquired	(88)	(68)	(225)
Divestitures and asset sales, net of cash divested	167	482	5,096
Net cash provided by (used for) investing activities	(3,007)	(2,986)	1,189
Financing
Short-term debt borrowings (repayments) – net	(1,329)	1,198	224
Long-term debt borrowings	2,283	2,796	99
Long-term debt repayments	(1,468)	(2,681)	(1,583)
Issuances of ordinary shares	50	47	72
Purchases of ordinary shares	(4,612)	(2,457)	(2,658)
Cash dividends – Linde plc shareholders	(2,189)	(2,028)	(1,891)
Noncontrolling interest transactions and other	(323)	(220)	(3,260)
Net cash used for financing activities	(7,588)	(3,345)	(8,997)
Discontinued Operations
Cash provided by operating activities	$—	$—	$69
Cash used for investing activities	—	—	(60)
Cash provided by financing activities	—	—	5
Net cash provided by discontinued operations	—	—	14
Effect of exchange rate changes on cash and cash equivalents	(61)	(44)	(77)
Change in cash and cash equivalents	(931)	1,054	(1,752)
Cash and cash equivalents, beginning-of-period	3,754	2,700	4,466
Cash and cash equivalents, including discontinued operations	$2,823	$3,754	$2,714
Cash and cash equivalents of discontinued operations	—	—	(14)
Cash and cash equivalents, end-of-period	$2,823	$3,754	$2,700

Supplemental Data

Income taxes paid	$1,710	$1,066	$1,357
Interest paid, net of capitalized interest (Note 7)	$233	$322	$275
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions, except per share data, shares in thousands)

	Linde plc Shareholders’ Equity
	Ordinary shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2018	551,310	$1	$40,151	$16,529	$(4,456)	4,069	$(629)	$51,596	$5,484	$57,080
Net Income available for Linde plc shareholders				2,285				2,285	94	2,379
Other comprehensive income (loss)					(358)			(358)	(77)	(435)
Noncontrolling interests:
Dividends and other capital reductions								—	(132)	(132)
Additions (Reductions) - (Note 14)								—	(2,921)	(2,921)
Redemption value adjustments				(8)				(8)		(8)
Dividends ($3.50 per ordinary share)				(1,891)				(1,891)		(1,891)
Issuances of common stock:
For employee savings and incentive plans	703		(45)	(73)		(770)	127	9		9
Purchases of common stock						14,333	(2,654)	(2,654)		(2,654)
Share-based compensation			95					95		95
Balance, December 31, 2019	552,013	1	40,201	16,842	(4,814)	17,632	(3,156)	49,074	2,448	51,522
Net Income available for Linde plc shareholders				2,501				2,501	125	2,626
Other comprehensive income (loss)					124			124	33	157
Noncontrolling interests:
Dividends and other capital reductions								—	(161)	(161)
Additions (Reductions) - (Note 14)								—	(193)	(193)
Redemption value adjustments				17				17		17
Dividends ($3.852 per ordinary share)				(2,028)				(2,028)		(2,028)
Issuances of ordinary shares:
For employee savings and incentive plans			(132)	(154)		(1,208)	233	(53)		(53)
Purchases of ordinary shares						12,294	(2,451)	(2,451)		(2,451)
Share-based compensation			133					133		133
Balance, December 31, 2020	552,013	$1	$40,202	$17,178	$(4,690)	28,718	$(5,374)	$47,317	$2,252	$49,569
Net Income available for Linde plc shareholders				3,826				$3,826	135	$3,961
Other comprehensive income (loss)					(358)			(358)	—	(358)
Noncontrolling interests:
Dividends and other capital reductions								—	(118)	(118)
Additions (Reductions) - (Note 14)								—	(876)	(876)
Dividends ($4.24 per ordinary share)				(2,189)				(2,189)		(2,189)
Issuances of ordinary shares:
For employee savings and incentive plans			(150)	(105)		(1,026)	209	(46)		(46)
Purchases of ordinary shares						15,640	(4,643)	(4,643)		(4,643)
Share-based compensation			128					128		128
Balance, December 31, 2021	552,013	$1	$40,180	$18,710	$(5,048)	43,332	$(9,808)	$44,035	$1,393	$45,428
The accompanying Notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LINDE PLC AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Linde plc ("Linde" or "the company") is an incorporated public limited company formed under the laws of Ireland. Linde’s registered office is located at Ten Earlsfort Terrace, Dublin 2, D02 T380 Ireland. Linde’s principal executive offices are located at The Priestley Centre, 10 Priestley Road, Surrey Research Park, Guildford, Surrey GU2 7XY, United Kingdom and 10 Riverview Drive, Danbury, Connecticut, United States. Linde trades on the New York Stock Exchange and on the Frankfurt Stock Exchange under the symbol LIN.
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
Changes in the fair value of derivatives designated as fair-value hedges are recognized in earnings as an offset to the change in the fair values of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in accumulated other comprehensive income (loss) and are reclassified to earnings as the underlying hedged transaction affects earnings. Provided the hedge remains highly effective, any ineffectiveness is deferred in accumulated other comprehensive income (loss) and are reclassified to earnings as the underlying hedged transaction affects earnings. Hedges of net investments in foreign subsidiaries are recognized in the cumulative translation adjustment component of accumulated other comprehensive income (loss) on the consolidated balance sheets to offset translation gains and losses associated with the hedged net investment. Derivatives that are entered into for risk-management purposes and are not designated as hedges (primarily related to currency derivatives other than for firm commitments) are recorded at their fair market values and recognized in current earnings.
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
The company performs a goodwill impairment test annually, during the fourth quarter, or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The impairment test allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. Reporting units are determined based on one level below the operating segment level. The qualitative analysis of goodwill for the year ended December 31, 2021 showed the fair value of the reporting units substantially exceeded the carrying value, as such further analysis was not performed.
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
•Reference Rate Reform - In March 2020 with amendments in 2021, the FASB issued guidance related to reference rate reform which provides practical expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships and other transactions that the reference London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. This update is applicable to our contracts and hedging relationships that reference LIBOR and other interbank offered rates. The amendments may be applied to impacted contracts and hedges prospectively through December 31, 2022. The application of this guidance did not materially impact the company's consolidated financial statements.

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

•On April 30, 2019, Linde completed the sale of select assets of Linde South Korea with the sale price of $1.2 billion to IMM Private Equity Inc., to satisfy requirements of the Korea Fair Trade Commission. The assets divested include bulk and on-site business in Giheung, Pohang and Seosan sites as well as oxygen and nitrogen on-site generators.

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

Discontinued Operations
Only the sales of the Linde AG merger-related divestitures meet the criteria for discontinued operations, Praxair merger-related divestitures do not qualify as discontinued operations. As such, operations related to the Linde AG merger-related divestitures are included within Income from discontinued operations, net of tax for periods subsequent to the merger, as summarized below:

Millions of dollars	2021	2020	2019
Net sales	$5	$7	$449
Cost of sales	1	3	251
Other operating costs	1	1	43
Operating profit	$3	$3	$155
Income from equity investments	2	1	8
Income taxes	—	—	54
Income from discontinued operations, net of tax	$5	$4	$109
Noncontrolling interests	—	—	(7)
Income from continuing operations, net of tax and noncontrolling interests	$5	$4	$102

For the years ended December 31, 2021, 2020 and 2019 there were no material amounts of capital expenditures or significant operating or investing non-cash items related to discontinued operations.

Non-Merger Related Acquisitions
Non-merger related acquisitions of $88 million, $68 million and $225 million for the years ended December 31, 2021, 2020 and 2019, respectively, were primarily related to the Americas and are not material, individually or in the aggregate.

Non-Merger Related Divestitures
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
The fair value of the joint venture at January 1, 2021 was determined using a discounted cash flow model and approximated the carrying amount of its net assets. The net carrying value of $852 million was mainly comprised of assets of approximately $1.9 billion (primarily Other intangibles and Property plant and equipment - net), net of liabilities of approximately $1.0 billion. Upon deconsolidation an equity investment was recorded representing Linde's share of the joint venture's net assets. The deconsolidation resulted in a gain of $52 million recorded within cost reduction programs and other charges (see Note 3) related to the release of the CTA balance recorded within AOCI. The company did not receive any consideration, cash or otherwise, as part of the deconsolidation.

The joint venture contributed sales of approximately $600 million in 2020. Future earnings per share will not be affected as the ownership percent remains the same.

NOTE 3. COST REDUCTION PROGRAMS AND OTHER CHARGES
Cost reduction programs and other charges were $273 million, $506 million, and $567 million for the 12 months ended December 31, 2021, 2020, and 2019, respectively. After tax and noncontrolling interests, charges were $279 million, $372 million, and $444 million for the same respective periods.
The following tables provide a summary of the pre-tax charges by reportable segment for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31, 2021
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger related and other charges	Total
Americas	$4	$2	6	(6)	$—
EMEA	204	33	237	1	238
APAC	16	12	28	(50)	(22)
Engineering	20	6	26	—	26
Other	15	26	41	(10)	31
Total	$259	$79	$338	$(65)	$273

	Year Ended December 31, 2020
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger related and other charges	Total
Americas	$35	$24	59	13	$72
EMEA	131	21	152	3	155
APAC	7	2	9	3	12
Engineering	38	28	66	4	70
Other	87	18	105	92	197
Total	$298	$93	$391	$115	$506

	Year Ended December 31, 2019
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger related and other charges	Total
Americas	$36	$20	56	34	$90
EMEA	105	16	121	21	142
APAC	40	10	50	72	122
Engineering	1	12	13	(9)	4
Other	22	42	64	145	209
Total	$204	$100	$304	$263	$567

Cost Reduction Programs
In 2019, Linde initiated a cost reduction program, which represents charges of achieving synergies and cost efficiencies expected from the merger of Praxair and Linde AG (see Note 2). Total charges related to the cost reduction programs were $338 million ($253 million, after tax), $391 million ($277 million, after tax and noncontrolling interests), and $304 million ($233 million, after tax) for the years ended December 31, 2021, 2020, and 2019, respectively.
Severance costs
During the year ended December 31, 2021, severance costs of $259 million were recorded for the elimination of approximately 2,000 positions. Severance costs of $298 million and $204 million for the years ended December 31, 2020 and December 31, 2019 were recorded for the elimination of approximately 3,100 and 2,400 positions, respectively. As of December 31, 2021, the majority of the actions have been taken, with the remaining actions planned to be completed within the next 12 months.
Other cost reduction charges
Other cost reduction charges were $79 million, $93 million, and $100 million for the years ended December 31, 2021, 2020, and 2019, respectively. These amounts primarily represent charges related to the execution of the company's synergistic actions including location consolidations and business rationalization projects, software and process harmonization, and associated non-recurring costs.
Merger-Related Costs and Other Charges
Merger-related costs and other charges were a benefit of $65 million ($26 million, after tax) and charges of $115 million ($95 million, after tax) and $263 million ($211 million, after tax and noncontrolling interests) for the years ended December 31, 2021, 2020, and 2019, respectively. The 2021 pretax benefit was primarily due to a $52 million gain triggered by a joint venture deconsolidation in the APAC segment in the first quarter (see Note 2). After-tax charges also include the impact of the below items.
2021 after-tax charges include a net income tax charge of $56 million, primarily related to (i) $83 million of expense due to the revaluation of a net deferred tax liability resulting from a tax rate increase in the United Kingdom which was enacted in the second quarter, and (ii) a tax settlement benefit of $33 million. 2021 also includes an impairment charge of $35 million ($35 million, after tax) related to a joint venture in the APAC segment. The charge is shown within income from equity investments in the consolidated statements of income.
2019 includes other charges for an asset impairment related to a joint venture in APAC of approximately $73 million ($42 million, after tax and noncontrolling interests) resulting from an unfavorable arbitration ruling.
Cash Requirements
Total cash requirements of the cost reduction program and other charges incurred during the twelve months ended December 31, 2021 are estimated to be approximately $259 million, of which $175 million was paid through December 31, 2021. Remaining cash requirements are expected to be paid through 2023. Total cost reduction programs and other charges, net of payments in the consolidated statements of cash flows for the twelve months ended December 31, 2021 and 2020 also reflect the impact of cash payments of liabilities, including merger-related tax liabilities, accrued as of December 31, 2020 and 2019, respectively.

The following table summarizes the activities related to the company's cost reduction programs and other charges during 2020 and 2021:

(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger related and other charges	Total
Balance, December 31, 2019	$117	$16	$133	$67	$200
2020 Cost Reduction Programs and Other Charges	298	93	391	115	506
Less: Cash payments	(156)	(20)	(176)	(45)	(221)
Less: Non-cash charges	—	(68)	(68)	(82)	(150)
Foreign currency translation and other	24	1	25	9	34
Balance, December 31, 2020	$283	$22	$305	$64	$369
2021 Cost Reduction Programs and Other Charges	259	79	338	(65)	273
Less: Cash payments	(138)	(15)	(153)	(22)	(175)
Less: Non-cash charges	—	(41)	(41)	54	13
Foreign currency translation and other	(20)	(7)	(27)	—	(27)
Balance, December 31, 2021	$384	$38	$422	$31	$453

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

NOTE 4. LEASES
In the normal course of its business, Linde enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Linde determines whether a contract is or contains a lease at contract inception. Total lease and rental expenses related to operating lease right of use assets for the twelve months ended December 31, 2021 and 2020 was $317 million, and $341 million respectively. Operating leases costs are included in selling, general and administrative expenses and cost of sales, exclusive of depreciation and amortization. The related assets and obligations are included in other long term assets and other current liabilities and other long term liabilities, respectively. Total lease and rental expenses related to finance lease right of use assets for the twelve months ended December 31, 2021 and 2020 was $51 million and $44 million, respectively, and the costs are included in depreciation and amortization and interest. Related assets and obligations are included in other long term assets and other current liabilities and other long term liabilities, respectively. Linde includes renewal options that are reasonably certain to be exercised as part of the lease term. Operating and financing lease expenses above include short term and variable lease costs which are immaterial.

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

Gains and losses on sale and leaseback transactions were immaterial. Operating cash flows used for operating leases for the twelve months ended December 31, 2021 and 2020 were $290 million and $317 million, respectively. Cash flows used for finance leases for the same period were immaterial.

Supplemental balance sheet information related to leases is as follows:

(Millions of dollars)	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$853	$935

Other current liabilities	215	237
Other long-term liabilities	618	669
Total operating lease liabilities	833	906

Finance Leases
Finance lease right-of-use assets	163	155

Other current liabilities	47	38
Other long-term liabilities	129	125
Total finance lease liabilities	$176	$163

Supplemental operating lease information:

	December 31, 2021	December 31, 2020
Weighted average lease term (years)	9	9
Weighted average discount rate	2.91%	2.83%

Future operating and finance lease payments as of December 31, 2021 are as follows (millions of dollars):

Period	Operating Leases	Financing Leases
2022	$227	$54
2023	162	40
2024	116	29
2025	84	20
2026	61	11
Thereafter	281	67
Total future undiscounted lease payments	931	221
Less imputed interest	(98)	(45)
Total reported lease liability	$833	$176

NOTE 5. INCOME TAXES
Pre-tax income applicable to U.S. and non-U.S. operations is as follows:

(Millions of dollars) Year Ended December 31,	2021	2020	2019
United States	$2,020	$1,253	$1,161
Non-U.S.	3,079	2,131	1,766
Total income before income taxes	$5,099	$3,384	$2,927

Provision for Income Taxes
The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2021	2020	2019(a)
Current tax expense (benefit)
U.S. federal	$287	$185	$64
State and local	87	17	39
Non-U.S.	1,142	1,013	969
	1,516	1,215	1,072
Deferred tax expense (benefit)
U.S. federal	63	20	85
State and local	8	7	—
Non-U.S.	(325)	(395)	(388)
	(254)	(368)	(303)
Total income taxes	$1,262	$847	$769
(a)2019 includes $70 million related to divestitures, non-U.S. current tax expense of $48 million and non-U.S. deferred tax expense of $22 million.

U.S. Tax Cuts and Jobs Act (Tax Act) 2018
As of December 31, 2021 and 2020, the tax payable related to the deemed repatriation tax is $178 million and $230 million, respectively, of which $178 million and $204 million is classified as other long-term liabilities on the consolidated balance sheet (See Note 7), respectively. The company is required to fund the balance in annual installments through 2025.

Effective Tax Rate Reconciliation
For purposes of the effective tax rate reconciliation, the company utilizes the U.S. statutory income tax rate of 21%. An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2021		2020		2019
U.S. statutory income tax	$1,071	21.0%	$711	21.0%	$615	21.0%
State and local taxes – net of federal benefit	83	1.6%	21	0.6%	31	1.1%
U.S. tax credits and deductions (a)	(23)	(0.5)%	(8)	(0.2)%	(31)	(1.1)%
Non-U.S. tax differentials (b) (c)	219	4.3%	167	4.9%	113	3.9%
Share-Based compensation	(56)	(1.1)%	(53)	(1.6)%	(41)	(1.4)%
Divestitures	—	—%	—	—%	36	1.2%
Other – net (d)	(32)	(0.6)%	9	0.3%	46	1.6%
Provision for income taxes	$1,262	24.7%	$847	25.0%	$769	26.3%

________________________
(a)U.S. tax credits and deductions relate to non-U.S. derived intangible income and the research and experimentation tax credit in 2021, 2020 and 2019.
(b)Primarily related to differences between the U.S. tax rate and the statutory tax rate in the countries where the company operates. Excluding (c), other permanent items and tax rate changes were not significant.
(c)2021 includes an $83 million deferred income tax charge related to a tax rate increase in the United Kingdom.
(d)Other - net includes $8 million, $11 million and $26 million of U.S tax related to Global Intangible Low-Taxed Income in 2021, 2020 and 2019, respectively and a decrease in unrecognized tax benefits and accrued interest and penalties of $47 million in 2021.

Net Deferred Tax Liabilities
Net deferred tax liabilities included in the consolidated balance sheets are comprised of the following:

(Millions of dollars) December 31,	2021	2020
Deferred tax liabilities
Fixed assets	$3,177	$3,430
Goodwill	166	173
Other intangible assets (a)	3,263	3,703
Subsidiary/equity investments	586	609
Other (b)	634	791
	$7,826	$8,706
Deferred tax assets
Carryforwards	$358	$386
Benefit plans and related (c)	607	814
Inventory	57	70
Accruals and other (d)	1,042	1,243
	$2,064	$2,513
Less: Valuation allowances (e)	(235)	(243)
	$1,829	$2,270
Net deferred tax liabilities	$5,997	$6,436
Recorded in the consolidated balance sheets as (Note 7):
Other long-term assets	242	268
Deferred credits	6,239	6,704
	$5,997	$6,436
________________________
(a)Excludes $230 million of Intangibles in 2021 due to the effects of the deconsolidation of a joint venture with operations in APAC (See Note 2).
(b)Includes $236 million in 2021 and $255 million in 2020 related to right-of-use lease assets.
(c)Includes deferred taxes of $305 million and $560 million in 2021 and 2020, respectively, related to pension / OPEB funded status (See Notes 7 and 16).
(d)Includes $246 million in 2021 and $255 million in 2020 related to lease liabilities and $42 million and $63 million in 2021 and 2020, respectively, related to research and development costs.
(e)Summary of changes in valuation allowances relating to deferred tax assets follows (millions of dollars):

	2021	2020	2019
Balance, January 1,	$(243)	$(222)	$(237)
Income tax (charge) benefit	8	(21)	(31)
Merger with Linde AG	—	—	18
Other, including write-offs (i)	—	2	26
Translation adjustments	—	(2)	2
Balance, December 31,	$(235)	$(243)	$(222)
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

As of December 31, 2021, the company had $358 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $235 million of valuation allowances. These deferred tax assets include $266 million relating to NOLs of which $84 million expire within 5 years, $53 million expire after 5 years and $129 million have no expiration. The deferred tax assets also include $92 million related to credits of which $5 million expire within 5 years, $83 million expire after 5 years, and $4 million have no expiration. The valuation allowances of $235 million primarily relate to NOLs and are required because management has determined, based on financial projections and available tax strategies, that it is unlikely that the NOLs will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.
The company has $586 million of non-U.S. income taxes accrued related to its investments in subsidiaries and equity investments as of December 31, 2021. A provision has not been made for any additional non-U.S. income tax at December 31, 2021 on approximately $32 billion related to its investments in subsidiaries because the company intends to remain indefinitely reinvested. While the $32 billion could become subject to additional non-U.S. income tax if there is a sale of a subsidiary, or earnings are remitted as dividends, it is not practicable to estimate the unrecognized deferred tax liability.
Uncertain Tax Positions
Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The company has unrecognized income tax benefits totaling $387 million, $452 million and $472 million as of December 31, 2021, 2020 and 2019, respectively. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statements of income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2021	2020	2019
Unrecognized income tax benefits, January 1	$452	$472	$319
Additions for tax positions of prior years (a)	11	35	151
Reductions for tax positions of prior years	(11)	(34)	(3)
Additions for current year tax positions	19	11	33
Reductions for settlements with taxing authorities (b)	(60)	(39)	(26)
Foreign currency translation and other	(24)	7	(2)
Unrecognized income tax benefits, December 31	$387	$452	$472

________________________
(a)Increase primarily relates to tax positions in the United States and Europe, $66 million in 2019 related to the merger with Linde AG.
(b)Settlements are uncertain tax positions that were effectively settled with the taxing authorities, including positions where the company has agreed to amend its tax returns to eliminate the uncertainty.
The company classifies interest income and expense related to income taxes as tax expense in the consolidated statements of income. The company recognized net interest benefit of $15 million, and expense of $29 million and $1 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. The company had $40 million and $99 million of accrued interest and penalties as of December 31, 2021 and December 31, 2020, respectively which were recorded in other long-term liabilities in the consolidated balance sheets (See Note 7).

As of December 31, 2021, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major tax jurisdictions	Open Years
North and South America
United States	2017 through 2021
Canada	2014 through 2021
Mexico	2014 through 2021
Brazil	2003 through 2021

Europe and Africa
France	2014 through 2021
Germany	2016 through 2021
Republic of South Africa	2018 through 2021
Spain	2010 through 2021
United Kingdom	2016 through 2021

Asia and Australia
Australia	2017 through 2021
China	2016 through 2021
India	2006 through 2021
South Korea	2016 through 2021
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

NOTE 6. EARNINGS PER SHARE – LINDE PLC SHAREHOLDERS
Basic and Diluted earnings per share - Linde plc shareholders is computed by dividing Income from continuing operations, Income from discontinued operations, net of tax, and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	2021	2020	2019
Numerator (Millions of dollars)
Income from continuing operations	$3,821	$2,497	$2,183
Income from discontinued operations, net of tax	5	4	102
Net Income – Linde plc	$3,826	$2,501	$2,285
Denominator (Thousands of shares)
Weighted average shares outstanding	516,507	526,404	540,859
Shares earned and issuable under compensation plans	389	332	235
Weighted average shares used in basic earnings per share	516,896	526,736	541,094
Effect of dilutive securities
Stock options and awards	4,979	4,421	4,076
Weighted average shares used in diluted earnings per share	521,875	531,157	545,170
Basic earnings per share from continuing operations	$7.39	$4.74	$4.03
Basic earnings per share from discontinued operations	0.01	0.01	0.19
Basic Earnings Per Share	$7.40	$4.75	$4.22
Diluted earnings per share from continuing operations	$7.32	$4.70	$4.00
Diluted earnings per share from discontinued operations	0.01	0.01	0.19
Diluted Earnings Per Share	$7.33	$4.71	$4.19

There were no antidilutive shares for the years ended December 31, 2021, 2020 or 2019.
NOTE 7. SUPPLEMENTAL INFORMATION
Income Statement

(Millions of dollars) Year Ended December 31,	2021	2020	2019
Selling, General and Administrative
Selling	$1,342	$1,303	$1,600
General and administrative	1,847	1,890	1,857
	$3,189	$3,193	$3,457

Year Ended December 31,	2021	2020	2019
Depreciation and Amortization (a)
Depreciation	$3,912	$3,861	$3,940
Amortization of intangibles (Note 10)	723	765	735
Depreciation and Amortization	$4,635	$4,626	$4,675

Year Ended December 31,	2021	2020	2019
Other Income (Expenses) – Net
Currency related net gains (losses)	$(29)	$(28)	$(11)
Partnership income	13	10	8
Severance expense	(5)	(5)	(7)
Asset divestiture gains (losses) – net	(31)	(78)	10
Other – net	26	40	68
	$(26)	$(61)	$68

Year Ended December 31,	2021	2020	2019
Interest Expense – Net
Interest incurred on debt and other	$227	$277	$284
Interest income	(40)	(55)	(112)
Amortization on acquired debt	(53)	(85)	(96)
Interest capitalized	(57)	(38)	(38)
Bond redemption (b)	—	16	—
	$77	$115	$38

Year Ended December 31,	2021	2020	2019
Income Attributable to Noncontrolling Interests
Noncontrolling interests' operations (c)	$135	$125	$87
Redeemable noncontrolling interests' operations (Note 14)	—	—	2
Noncontrolling interests from continuing operations	$135	$125	$89
Noncontrolling interests from discontinued operations	—	$—	$7
Balance Sheet

(Millions of dollars) December 31,	2021	2020
Accounts Receivable
Trade and Other receivables	$4,904	$4,638
Less: allowance for expected credit losses	(405)	(471)
	$4,499	$4,167
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,425 million and $4,169 million at December 31, 2021 and December 31, 2020, respectively, and gross receivables aged greater than one year were $329 million and $358 million at December 31, 2021 and December 31, 2020, respectively. Gross other receivables were $150 million and $111 million at December 31, 2021 and December 31, 2020, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Provisions for expected credit losses were $129 million, $182 million and $170 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively. The allowance activity in the twelve months ended December 31, 2021 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

December 31,	2021	2020
Inventories
Raw materials and supplies	$399	$411
Work in process	334	337
Finished goods	1,000	981
	$1,733	$1,729

December 31,	2021	2020
Prepaid and Other Current Assets
Prepaid and other deferred charges (d)	$527	$516
VAT recoverable	196	261
Unrealized gains on derivatives (Note 12)	101	110
Assets held for sale (Note 2)	—	4
Other	146	221
	$970	$1,112

December 31,	2021	2020
Other Long-term Assets
Pension assets (Note 16)	$139	$55
Insurance contracts (e)	46	61
Long-term receivables, net (f)	105	201
Lease assets (Note 4)	1,016	1,090
Deposits	43	47
Investments carried at cost	18	23
Deferred charges	62	96
Deferred income taxes (Note 5)	242	268
Unrealized gains on derivatives (Note 12)	35	90
Other	278	217
	$1,984	$2,148

December 31,	2021	2020
Other Current Liabilities
Accrued expenses	$1,248	$1,226
Payroll	710	653
VAT payable	295	336
Pension and postretirement (Note 16)	38	34
Interest payable	102	135
Lease liability (Note 4)	262	275
Insurance reserves	19	38
Unrealized losses on derivatives (Note 12)	27	70
Noncontrolling interest redemption and dividend (Note 14)	—	231
Synergy cost accruals (Note 3)	200	199
Other	998	1,135
	$3,899	$4,332

December 31,	2021	2020
Other Long-term Liabilities
Pension and postretirement (Note 16)	$1,802	$2,963
Tax liabilities for uncertain tax positions (Note 5)	302	355
Tax Act liabilities for deemed repatriation (Note 5)	178	204
Lease liability (Note 4)	747	794
Interest and penalties for uncertain tax positions (Note 5)	40	99
Insurance reserves	56	33
Asset retirement obligation	305	302
Unrealized losses on derivatives (Note 12)	8	11
Synergy cost accruals (Note 3)	253	170
Other	497	588
	$4,188	$5,519

December 31,	2021	2020
Deferred Credits
Deferred income taxes (Note 5)	$6,239	$6,704
Other	759	532
	$6,998	$7,236

December 31,	2021	2020
Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment - net of taxes:
Americas (g)	$(3,985)	$(3,788)
EMEA (g)	94	1,020
APAC (g)	154	616
Engineering	24	354
Other	(280)	(1,020)
	(3,993)	(2,818)
Derivatives – net of taxes	75	4
Pension/OPEB funded status obligation (net of $305 million and $560 million tax benefit in 2021 and 2020) (Note 16)	(1,130)	(1,876)
	$(5,048)	$(4,690)
(a)Depreciation and amortization expense in 2021 include $1,245 million and $618 million, respectively, of Linde AG purchase accounting impacts. In 2020, depreciation and amortization expense include $1,267 million and $653 million, respectively, of Linde AG purchase accounting impacts.
(b)In December 2020, the company repaid $500 million of 4.05% notes and $500 million of 3.00% notes that were due in 2021 resulting in a $16 million interest charge.
(c)In 2021, 2020 and 2019 noncontrolling interests from continuing operations includes $15 million, $57 million and $54 million, respectively, of Linde AG purchase accounting impacts. The decrease in 2021 is primarily related to the deconsolidation of a joint venture with operations in APAC (see Note 2) and the buyout of minority interests in the Republic of South Africa (see Note 14).
(d)    Includes estimated income tax payments of $122 million in 2021 and $115 million in 2020.
(e)    Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations.

(f)    The balances at December 31, 2021 and 2020 are net of reserves of $33 million and $34 million, respectively. The amounts in both years relate primarily to long-term notes receivable from customers in APAC and EMEA and government receivables in Brazil.
(g)    Americas consists of currency translation adjustments primarily in Canada, Mexico, and Brazil. EMEA relates primarily to Germany, the U.K. and Sweden. APAC relates primarily to China, South Korea, India and Australia.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET
Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	Depreciable Lives (Yrs)	2021	2020
Production plants (primarily 15-year life) (a)	10-20	$29,120	$28,226
Storage tanks	15-20	4,441	4,461
Transportation equipment and other	3-15	2,973	2,978
Cylinders	10-30	4,474	4,491
Buildings	25-40	3,265	3,327
Land and improvements (b)	0-20	1,121	1,259
Construction in progress		3,062	3,257
		48,456	47,999
Less: accumulated depreciation		(22,453)	(19,288)
		$26,003	$28,711
(a) - Depreciable lives of production plants related to long-term customer supply contracts are generally consistent with the contract lives.
(b) - Land is not depreciated.

NOTE 9. GOODWILL
Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows:

(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
Balance, December 31, 2019	$9,042	$10,243	$4,957	$2,470	$307	$27,019
Acquisitions	13	—	—	—	—	13
Foreign currency translation and other	35	643	305	212	23	1,218
Disposals	(7)	(42)	—	—	—	(49)
Balance, December 31, 2020	9,083	10,844	5,262	2,682	330	28,201
Acquisitions	45	1	—	—	—	46
Foreign currency translation and other	(41)	(559)	(173)	(186)	(7)	(966)
Disposals (Note 2)	—	(8)	(235)	—	—	(243)
Balance, December 31, 2021	$9,087	$10,278	$4,854	$2,496	$323	$27,038

Linde has performed its goodwill impairment tests annually during the fourth quarter of each year and has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2021 test, the company applied the FASB's accounting guidance which allows the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, the company concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through December 31, 2021.

NOTE 10. OTHER INTANGIBLE ASSETS

The following is a summary of Linde’s other intangible assets at December 31, 2021 and 2020:

(Millions of dollars) For the year ended December 31, 2021	Customer Relationships	Brands/Tradenames	Other Intangible Assets	Total
Cost:
Balance, December 31, 2020	$13,776	$2,895	$1,697	$18,368
Additions	12	—	61	73
Foreign currency translation	(490)	(113)	(69)	(672)
Disposals (Note 2)	(1,085)	(94)	(46)	(1,225)
Other *	(354)	(3)	(14)	(371)
Balance, December 31, 2021	11,859	2,685	1,629	16,173
Less: accumulated amortization:
Balance, December 31, 2020	(1,470)	(118)	(596)	(2,184)
Amortization expense (Note 7)	(553)	(45)	(125)	(723)
Foreign currency translation	64	3	22	89
Disposals (Note 2)	66	1	13	80
Other *	352	—	15	367
Balance, December 31, 2021	(1,541)	(159)	(671)	(2,371)
Net intangible asset balance at December 31, 2021	$10,318	$2,526	$958	$13,802

(Millions of dollars) For the year ended December 31, 2020	Customer Relationships	Brands/Tradenames	Other Intangible Assets	Total
Cost:
Balance, December 31, 2019	$13,205	$2,764	$1,612	$17,581
Additions	5	—	56	61
Foreign currency translation	632	134	47	813
Disposals	(2)	—	(20)	(22)
Other *	(64)	(3)	2	(65)
Balance, December 31, 2020	13,776	2,895	1,697	18,368
Less: accumulated amortization:
Balance, December 31, 2019	(885)	(69)	(490)	(1,444)
Amortization expense (Note 7)	(589)	(45)	(131)	(765)
Foreign currency translation	(53)	(3)	1	(55)
Disposals	1	—	20	21
Other *	56	(1)	4	59
Balance, December 31, 2020	(1,470)	(118)	(596)	(2,184)
Net balance at December 31, 2020	$12,306	$2,777	$1,101	$16,184

*Other primarily relates to the write-off of fully amortized assets and reclassifications. 2021 Other is primarily due to merger related customer lists in the Americas.
There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $723 million, $765 million and $735 million, respectively. The remaining weighted-average amortization period for intangible assets is approximately 24 years.

Total estimated annual amortization expense related to finite-lived intangibles is as follows:

(Millions of dollars)
2022	$615
2023	579
2024	571
2025	530
2026	511
Thereafter	9,183
Total amortization related to finite-lived intangible assets	11,989
Indefinite-lived intangible assets at December 31, 2021	1,813
Net intangible assets at December 31, 2021	$13,802

NOTE 11. DEBT
The following is a summary of Linde’s outstanding debt at December 31, 2021 and 2020:

(Millions of dollars)	December 31, 2021	December 31, 2020
SHORT-TERM
Commercial paper	$278	$2,527
Other borrowings (primarily non U.S.)	885	724
Total short-term debt	1,163	3,251
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
3.875% Euro denominated notes due 2021 (c)	—	748
0.250% Euro denominated notes due 2022 (b) (f)	1,137	1,226
2.45% Notes due 2022 (e)	—	599
2.20% Notes due 2022	500	499
2.70% Notes due 2023	500	499
2.00% Euro denominated notes due 2023 (b)	759	832
5.875% GBP denominated notes due 2023 (b)	432	460
1.20% Euro denominated notes due 2024	625	671
1.875% Euro denominated notes due 2024 (b)	356	389
2.65% Notes due 2025	399	398
1.625% Euro denominated notes due 2025	565	607
0.00% Euro denominated notes due 2026 (d)	799	—
3.20% Notes due 2026	725	725
3.434% Notes due 2026	197	196
1.652% Euro denominated notes due 2027	94	100
0.250% Euro denominated notes due 2027	850	914
1.00% Euro denominated notes due 2028 (b)	879	966
1.10% Notes due 2030	696	696
1.90% Euro denominated notes due 2030	118	127
0.550% Euro denominated notes due 2032	847	909
0.375% Euro denominated notes due 2033 (d)	565	—
3.55% Notes due 2042	664	664
2.00% Notes due 2050	296	296
1.00% Euro denominated notes due 2051 (d)	788	—
Non U.S. borrowings	243	372
Other	10	10
	13,044	12,903
Less: current portion of long-term debt	(1,709)	(751)
Total long-term debt	11,335	12,152
Total debt	$14,207	$16,154
________________________
(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)December 31, 2021 and 2020 included a cumulative $42 million and $79 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps.
(c)In June 2021, the company repaid €600 million of 3.875% note that became due.

(d)In September 2021, Linde issued €700 million of 0.000% notes due 2026, €500 million of 0.375% notes due 2033, and €700 million of 1.000% notes due 2051.
(e)In November 2021, Linde repaid $600 million of 2.45% notes that were due in 2022. There was no impact to interest within the consolidated statements of income.
(f)In January 2022, Linde repaid €1.0 billion of 0.250% notes that became due in 2022.

Credit Facilities
On March 26, 2019 the company and certain of its subsidiaries entered into an unsecured revolving credit agreement ("the Credit Agreement") with a syndicate of banking institutions, which became effective on March 29, 2019. The Credit Agreement provides for total commitments of $5.0 billion, which may be increased up to $6.5 billion, subject to receipt of additional commitments and satisfaction of customary conditions. There are no financial maintenance covenants contained within the Credit Agreement. The revolving credit facility expires on March 26, 2024 with the option to request two one-year extensions of the expiration date. No borrowings were outstanding under the Credit Agreement as of December 31, 2021.

Other Debt Information
As of December 31, 2021 and 2020, the weighted-average interest rate of short-term borrowings outstanding was 0.0% in both years.
Expected maturities of long-term debt are as follows:

(Millions of dollars)
2022	$1,709
2023	1,706
2024	988
2025	984
2026	1,735
Thereafter	5,922
$13,044
As of December 31, 2021, the amount of Linde's assets pledged as collateral was immaterial.
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
When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge, cash-flow hedge, or a net investment hedge. Currently, Linde designates all interest-rate and treasury-rate locks as hedges for accounting purposes; however, cross-currency contracts are generally not designated as hedges for accounting purposes. Certain currency contracts related to forecasted transactions are designated as hedges for accounting purposes. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, through the use of a qualitative assessment, then hedge accounting will be discontinued prospectively.
Counterparties to Linde’s derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of December 31, 2021, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2021 and 2020 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets (a)		Liabilities (a)
December 31,	2021	2020	2021	2020	2021	2020
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$4,427	$6,470	$22	$72	$17	$48
Forecasted transactions	537	823	6	16	11	12
Cross-currency swaps	148	260	21	24	4	7
Commodity contracts	N/A	N/A	—	1	—	—
Total	$5,112	$7,553	$49	$113	$32	$67
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$—	$—	$—	$—	$—	$—
Forecasted transactions	758	355	14	20	3	14
Commodity contracts	N/A	N/A	49	3	—	—
Interest rate swaps	1,251	1,923	24	64	—	—
Total Hedges	$2,009	$2,278	$87	$87	$3	$14
Total Derivatives	$7,121	$9,831	$136	$200	$35	$81

(a) December 31, 2021 and 2020 included current assets of $101 million and $110 million, which are recorded in prepaid and other current assets; long-term assets of $35 million and $90 million, which are recorded in other long-term assets; current liabilities of $27 million and $70 million, which are recorded in other current liabilities; and long-term liabilities of $8 million and $11 million, which are recorded in other long-term liabilities.
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
Net Investment Hedges
As of December 31, 2021, Linde has €4.2 billion ($4.8 billion) Euro-denominated notes and intercompany loans that are designated as hedges of the net investment positions in foreign operations. Since hedge inception, the deferred gain recorded within cumulative translation adjustment component of AOCI in the consolidated balance sheet and the consolidated statement of comprehensive income is $140 million (deferred gain of $140 million for the year ended December 31, 2021).
As of December 31, 2021, exchange rate movements relating to previously designated hedges that remain in AOCI is a loss of $42 million. These movements will remain in AOCI, until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statements of income.
Interest Rate Swaps
Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability. The notional value of outstanding interest rate swaps of Linde with maturity dates from 2022 through 2028 was $1,251 million at December 31, 2021 and $1,923 million at December 31, 2020 (see Note 11 for further information).
Terminated Treasury Rate Locks
The unrecognized aggregated losses related to terminated treasury rate lock contracts on the underlying $500 million 2.20% fixed-rate notes that mature in 2022 at December 31, 2021 and December 31, 2020 were immaterial in both periods. The unrecognized gains/(losses) for the treasury rate locks are shown in AOCI and are being recognized on a straight line basis to interest expense - net over the term of the underlying debt agreements.
Derivatives Impact on Consolidated Statements of Income
The following table summarizes the impact of the company's derivatives on the consolidated statements of income:

(Millions of dollars)	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
December 31,	2021	2020	2019
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$42	$(125)	$253
Other balance sheet items	(5)	(40)	65
Total	$38	$(165)	$318
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
The amounts of gain or loss recognized in AOCI and reclassified to the consolidated statement of income was immaterial for the year ended December 31, 2021. Net losses expected to be reclassified to earnings during the next twelve months are also not material.

NOTE 13. FAIR VALUE DISCLOSURES
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020:

	Fair Value Measurements Using
(Millions of dollars)	Level 1		Level 2		Level 3
	2021	2020	2021	2020	2021	2020
Assets
Derivative assets	$—	$—	$136	$200	$—	$—
Investments and securities *	42	21	—	—	20	47
Total	$42	$21	$136	$200	$20	$47
Liabilities
Derivative liabilities	$—	$—	$35	$81	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At December 31, 2021, the estimated fair value of Linde’s long-term debt portfolio was $13,219 million versus a carrying value of $13,044 million. At December 31, 2020 the estimated fair value of Linde’s long-term debt portfolio was $13,611 million versus a carrying value of $12,903 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

NOTE 14. EQUITY AND NONCONTROLLING INTERESTS
Linde plc Shareholders’ Equity
At December 31, 2021 and 2020, Linde has total authorized share capital of €1,825,000 divided into 1,750,000,000 ordinary shares of €0.001 each, 25,000 A ordinary shares of €1.00 each, 25,000 deferred shares of €1.00 each and 25,000,000 preferred shares of €0.001 each.
At December 31, 2021 there were 552,012,862 and 508,680,879 of Linde plc ordinary shares issued and outstanding, respectively. At December 31, 2021 there were no shares of A ordinary shares, deferred shares or preferred shares issued or outstanding.
At December 31, 2020 there were 552,012,862 and 523,294,529 of Linde plc ordinary shares issued and outstanding, respectively. At December 31, 2020, there were no shares of A ordinary shares, deferred shares or preferred shares issued or outstanding.
Linde’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.
Other Linde plc Ordinary Share and Treasury Share Transactions
Linde may issue new ordinary shares for dividend reinvestment and stock purchase plans and employee savings and incentive plans. The number of new Linde ordinary shares issued from the merger date through December 31, 2019 was 958,293 shares. No new ordinary shares were issued in 2020 or 2021.
On December 10, 2018 the Linde board of directors approved the repurchase of $1.0 billion of its ordinary shares under which Linde had repurchased 6,385,887 shares through December 31, 2019 (4,068,642 shares were repurchased through December 31, 2018). Linde completed the repurchases under this program in the first quarter of 2019.
On January 22, 2019 the company’s board of directors approved the additional repurchase of $6.0 billion of its ordinary shares under which Linde had repurchased 24,847,354 shares through December 31, 2021 (24,310,534 shares were repurchased through December 31, 2020). This program expired on February 1, 2021.
On January 25, 2021 the company's board of directors approved the additional repurchase of $5.0 billion of its ordinary shares under which Linde had repurchased 15,103,335 shares through December 31, 2021. This program is set to expire on July 31, 2023.
On February 28, 2022 the Linde board of directors authorized a new share repurchase program for up to $10.0 billion of its ordinary shares expiring on July 31, 2024.
Noncontrolling Interests
Noncontrolling interest ownership changes are presented within the consolidated statements of equity. The decrease during 2021 is primarily related to the deconsolidation of a joint venture with operations in APAC (see Note 2).

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

The $2,921 million decrease during 2019 was primarily driven by the completion of the cash merger squeeze-out of the 8% of Linde AG shares which were not tendered in the Exchange Offer related to the merger.
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put/sell options, that are not solely within the company’s control (“redeemable noncontrolling interests”) are reported separately in the consolidated balance sheets at the greater of carrying value or redemption value. For redeemable noncontrolling interests that are not yet exercisable, Linde calculates the redemption value by accreting the carrying value to the redemption value over the period until exercisable. If the redemption value is greater than the carrying value, any increase is adjusted directly to retained earnings and does not impact net income. At December 31, 2021 and 2020, the redeemable noncontrolling interest balance includes an industrial gas business in EMEA where the noncontrolling shareholders have put options.

NOTE 15. SHARE-BASED COMPENSATION
Share-based compensation expense was $128 million in 2021 ($133 million and $95 million in 2020 and 2019, respectively). The related income tax benefit recognized was $64 million in 2021 ($79 million and $42 million in 2020 and 2019, respectively). The expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.
Summary of Plans
The 2021 Linde plc Long Term Incentive Plan (the “2021 Plan") was adopted by the Board of Directors and shareholders of Linde plc on July 26, 2021. Upon adoption of the 2021 Plan, any authorized shares that remained available for grant for new awards under the Amended and Restated 2009 Linde Long Term Incentive Plan (the “2009 Plan”) were cancelled. The 2021 Plan permits awards of stock options, stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards to eligible officer and non-officer employees and non-employee directors of the company and its affiliates. As of December 31, 2021, 8,995,710 shares remained available for equity grants under the 2021 Plan, of which 2,995,710 shares may be granted as awards other than options or stock appreciation rights.

Exercise prices for options granted under the 2021 Plan may not be less than the closing market price of the company’s ordinary shares on the date of grant and granted options may not be re-priced or exchanged without shareholder approval. Options granted under the 2021 Plan subject only to time vesting requirements may become partially exercisable after a minimum of one year after the date of grant but may not become fully exercisable until at least three years have elapsed from the date of grant, and all options have a maximum duration of ten years.
In connection with the business combination, on October 31, 2018 the company's Board of Directors adopted the Long Term Incentive Plan 2018 of Linde plc (“the LTIP 2018”), the purpose of which was to replace certain outstanding Linde AG equity based awards that were terminated. Under the LTIP 2018, the aggregate number of shares available for replacement option rights and replacement restricted share units was set at 473,128. As of December 31, 2021, 285,113 shares remained available for grant, and since the company was obligated to make these replacement awards only in 2019, no further grants will be made under this plan.
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
The weighted-average fair value of options granted during 2021 was $37.80 ($17.37 in 2020 and $23.38 in 2019) based on the Black-Scholes Options-Pricing model. The increase in grant date fair value year-over-year is primarily attributable to the increase in the stock price. The weighted-average fair value of replacement option rights granted in 2019 was $160.08 based on intrinsic value method.
The following weighted-average assumptions were used to value the grants in 2021, 2020 and 2019:

Year Ended December 31,	2021	2020	2019
Dividend yield	1.7%	2.2%	2.0%
Volatility	18.4%	15.8%	14.3%
Risk-free interest rate	1.10%	0.60%	2.38%
Expected term years	6	6	6
The following table summarizes option activity under the plans as of December 31, 2021 and changes during the period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2021	8,067	$136.05
Granted	831	253.68
Exercised	(1,672)	121.40
Cancelled or expired	(60)	207.35
Outstanding at December 31, 2021	7,166	$152.56	6.0	$1,389
Exercisable at December 31, 2021	5,297	$132.84	5.0	$1,131
The aggregate intrinsic value represents the difference between the company’s closing stock price of $346.43 as of December 31, 2021 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during 2021 was $294 million ($264 million and $219 million in 2020 and 2019, respectively).
Cash received from option exercises under all share-based payment arrangements for 2021 was $50 million ($36 million and $64 million in 2020 and 2019, respectively). The cash tax benefit realized from share-based compensation totaled $64 million for 2021 ($70 million and $56 million cash tax benefit in 2020 and 2019, respectively).
As of December 31, 2021, $17 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
In 2021, the company granted 187,830 performance-based stock awards under the 2009 Plan to senior management that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. These awards are tied to either after tax return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of the S&P 500 (weighted 67%) and Eurofirst 300 (weighted 33%). The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s ordinary shares on the date of the grant and the estimated performance that will be achieved. Compensation expense for ROC awards will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved. TSR awards are measured at their grant date fair value and not subsequently re-measured.
The weighted-average fair value of ROC performance-based stock awards granted in 2021 was $241.10 ( $161.56 in 2020 and $168.47 in 2019). These fair values are based on the closing market price of Linde's ordinary shares on the grant date adjusted for dividends that will not be paid during the vesting period.
The weighted-average fair value of performance-based stock tied to relative TSR performance granted in 2021 was $301.04 ($198.61 in 2020 and $215.85 in 2019) and was estimated using a Monte Carlo simulation performed as of the grant date.
There were 175,597 restricted stock units granted to employees by Linde during 2021. The weighted-average fair value of restricted stock units granted during 2021 was $242.60 ($174.95 in 2020 and $165.04 in 2019). These fair values are based on the closing market price of Linde's ordinary shares on the grant date adjusted for dividends that will not be paid during the vesting period. Compensation expense related to the restricted stock units is recognized over the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of December 31, 2021 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2021	437	$179.76	688	$148.56
Granted	188	262.56	176	242.60
Vested	—	—	(213)	147.84
Cancelled and Forfeited	(15)	221.70	(15)	206.65
Non-vested at December 31, 2021	610	$204.39	636	$172.90
There are approximately 14 thousand performance-based shares and 15 thousand restricted stock shares that are non-vested at December 31, 2021 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current share price.
As of December 31, 2021, $47 million of unrecognized compensation cost related to performance-based awards and $31 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2024.

NOTE 16. RETIREMENT PROGRAMS
Defined Benefit Pension Plans - U.S.
The Linde retirement plans are non-contributory defined benefit plans covering eligible employees and its participating affiliates. Effective July 1, 2002, the Linde U.S. Pension Plan was amended to give participating employees a one-time irrevocable choice between a traditional benefit (the “Traditional Design”) and an account-based benefit (the “Account-Based Design”). The Traditional Design pays a monthly benefit based on years of service and average pay during the last years of the participant’s career with Linde. The Account-Based Design gives participants annual pay credits equal to 4% of eligible compensation, plus interest credits based on long-term treasury rates on the accumulated account balance. This new formula applies to all new employees hired after April 30, 2002 into businesses adopting this plan. The U.S. pension plan assets are comprised of a diversified mix of investments, including corporate equities, government securities and corporate debt securities. Linde has several plans that provide supplementary retirement benefits primarily to higher level employees that are unfunded and are nonqualified for federal tax purposes. Pension coverage for employees of certain of Linde’s non-U.S. subsidiaries generally is provided by those companies through separate plans. Obligations under such plans are primarily provided for through diversified investment portfolios, with some smaller plans provided for under insurance policies or by book reserves.

Defined Benefit Pension Plans - Non-U.S.
Linde has Non-U.S., defined benefit commitments primarily in Germany and the U.K that include pension plan assets comprised of a diversified mix of investments. The defined benefit commitments in Germany relate to old age pensions, invalidity pensions and surviving dependents pensions. These commitments also take into account vested rights for periods of service prior to January 1, 2002 based on earlier final-salary pension plan rules. In addition, there are direct commitments in respect of the salary conversion scheme for the form of cash balance plans. The resulting pension payments are calculated on the basis of an interest guarantee and the performance of the corresponding investment. There are no minimum funding requirements. The pension obligations in Germany are partly funded by a Contractual Trust Agreement (CTA). Defined benefit commitments in the U.K. prior to July 1, 2003 are earnings-related and dependent on the period of service. Such commitments relate to old age pensions, invalidity pensions and surviving dependents pensions. Beginning in April 1, 2011, the amount of future increases in inflation-linked pensions and of increases in pensionable emoluments was restricted.
Multi-employer Pension Plans
In the United States Linde participates in eight multi-employer defined benefit pension plans ("MEPs"), pursuant to the terms of collective bargaining agreements, that cover approximately 200 union-represented employees. The collective bargaining agreements expire on different dates through 2026. In connection with such agreements, the company is required to make periodic contributions to the MEPs in accordance with the terms of the respective collective bargaining agreements. Linde’s participation in these plans is not material either at the plan level or in the aggregate. For all MEPs, Linde’s contributions were significantly less than 1% of the total contributions to each plan for 2020 and 2019. Total 2021 contributions were not yet available from the MEPs.
Linde has obtained the most recently available Pension Protection Act ("PPA") annual funding notices from the Trustees of the MEPs. As of December 31, 2021, there were four Red Zone plans, deemed to be in "critical" or "critical and declining" status that have implemented financial improvement or rehabilitation plans. Linde does not currently anticipate significant future obligations due to the funding status of these plans and such obligation would be immaterial. If Linde determined it was probable that it would withdraw from an MEP, the company would record a liability for its portion of the MEP’s unfunded pension obligations, as calculated at that time. Historically, such withdrawal payments have not been significant.
Defined Contribution Plans
Linde’s U.S. employees are eligible to participate in defined contribution savings plans offered by their applicable business. Employee contribution percentages vary by plan and are subject to the maximum allowable by IRS regulations.The cost for these defined contribution plans was $51 million in 2021, $46 million in 2020 and $47 million in 2019 (these costs are not included in the tables that follow).

The defined contribution plans include a non-leveraged employee stock ownership plan ("ESOP") which covers all employees participating in this plan. The collective number of shares of Linde ordinary shares in the ESOP totaled 1,761,608 at December 31, 2021.
Certain non-U.S. subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The expense for these plans was $101 million in 2021, $106 million in 2020 and $95 million in 2019 (these expenses are not included in the tables that follow).
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
Linde uses a measurement date of December 31 for its pension and other post-retirement benefit plans.
Pension and Postretirement Benefit Costs
The components of net pension and postretirement benefits other than pension ("OPEB") costs for 2021, 2020 and 2019 are shown in the table below:

(Millions of dollars) Year Ended December 31,	Pensions			OPEB
	2021	2020	2019	2021	2020	2019
Amount recognized in Operating Profit
Service cost	$155	$150	$142	$2	$2	$2
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	151	208	261	3	5	7
Expected return on plan assets	(521)	(482)	(462)	—	—	—
Net amortization and deferral	176	90	61	(5)	(4)	(4)
Curtailment and termination benefits (a)	—	—	8	—	—	—
Settlement charges (b)	4	6	97	—	—	—
	$(190)	$(178)	$(35)	$(2)	$1	$3
Net periodic benefit cost (benefit)	$(35)	$(28)	$107	$—	$3	$5
(a) In 2019, Linde recorded curtailment gains of $9 million and a charge of $17 million for termination benefits, primarily in connection with a defined benefit pension plan freeze.
(b) Linde recorded a pension settlement charge of $4 million and $6 million during the third quarter of 2021 and 2020, respectively. Settlement charges were triggered by lump sum benefit payments made from a U.S. non-qualified plan.

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
Funded Status
Changes in the benefit obligation and plan assets for Linde’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2021 and 2020 are shown below.

(Millions of dollars) Year Ended December 31,	Pensions
	2021		2020		OPEB
	U.S.	Non-U.S.	U.S.	Non-U.S.	2021	2020
Change in Benefit Obligation ("PBO")
Benefit obligation, January 1	$2,746	$9,987	$2,552	$8,689	$172	$192
Service cost	37	118	37	113	2	2
Interest cost	46	105	68	140	3	5
Divestitures	—	(13)	—	—	—	—
Participant contributions	—	19	—	18	11	11
Plan amendment	—	—	—	7	—	(13)
Actuarial loss (gain)	(94)	(209)	250	893	(8)	(2)
Benefits paid	(145)	(331)	(152)	(320)	(23)	(22)
Plan settlement	(7)	(13)	(9)	(14)	—	—
Plan curtailment	—	—	—	(1)	—	—
Foreign currency translation and other changes	—	(286)	—	462	—	(1)
Benefit obligation, December 31	$2,583	$9,377	$2,746	$9,987	$157	$172
Accumulated benefit obligation ("ABO")	$2,503	$9,278	$2,646	$9,830
Change in Plan Assets
Fair value of plan assets, January 1	$2,310	$7,653	$2,048	$6,888	$—	$—
Actual return on plan assets	281	728	386	641	—	—
Company contributions		42	25	66	—	—
Participant contributions	—	19	—	18	—	—
Benefits paid from plan assets	(143)	(272)	(149)	(267)	—	—
Divestitures	—	(14)	—	—	—	—
Foreign currency translation and other changes	—	(188)	—	307	—	—
Fair value of plan assets, December 31	$2,448	$7,968	$2,310	$7,653	$—	$—
Funded Status, End of Year	$(135)	$(1,409)	$(436)	$(2,334)	$(157)	$(172)
Recorded in the Balance Sheet (Note 7)
Other long-term assets	$15	$124	$2	$53	$—	$—
Other current liabilities	(12)	(12)	(9)	(13)	(14)	(12)
Other long-term liabilities	(138)	(1,521)	(429)	(2,374)	(143)	(160)
Net amount recognized, December 31	$(135)	$(1,409)	$(436)	$(2,334)	$(157)	$(172)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$383	$1,075	$687	$1,766	$(16)	$(11)
Prior service cost (credit)	—	6	—	9	(13)	(15)
Deferred tax benefit (Note 7)	(96)	(217)	(182)	(383)	8	5
Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$287	$864	$505	$1,392	$(21)	$(21)

Comparative funded status information as of December 31, 2021 and 2020 for select non-U.S. pension plans is presented in the table below as the benefit obligations of these plans are considered to be significant relative to the total benefit obligation:

	United Kingdom	Germany	Other Non-U.S.	Total Non-U.S.
(Millions of dollars)	2021	2021	2021	2021
Benefit obligation, December 31	$5,879	$2,240	$1,258	$9,377
Fair value of plan assets, December 31	5,577	1,359	1,032	7,968
Funded Status, End of Year	$(302)	$(881)	$(226)	$(1,409)

	United Kingdom	Germany	Other Non-U.S.	Total Non-U.S.
(Millions of dollars)	2020	2020	2020	2020
Benefit obligation, December 31	$6,012	$2,582	$1,393	$9,987
Fair value of plan assets, December 31	5,355	1,258	1,040	7,653
Funded Status, End of Year	$(657)	$(1,324)	$(353)	$(2,334)
The changes in plan assets and benefit obligations recognized in other comprehensive income in 2021 and 2020 are as follows:

	Pensions		OPEB
(Millions of dollars)	2021	2020	2021	2020
Current year net actuarial losses (gains)*	$(779)	$598	$(8)	$(2)
Amortization of net actuarial gains (losses)	(173)	(89)	3	2
Plan amendment	—	7	—	(13)
Amortization of prior service credits (costs)	(3)	(1)	2	2
Pension settlements	(4)	(6)	—	—
Curtailments	—	(1)	—	—
Foreign currency translation and other changes	(39)	87	—	(1)
Total recognized in other comprehensive income	$(998)	$595	$(3)	$(12)
________________________
 *    Pension net actuarial gains in 2021 are largely driven by an increase in the actual return on assets during the year and favorability generated from a lower PBO due to an increase in discount rates. In 2020, the low discount rate environment resulted in actuarial losses from a higher PBO and outweighed favorable plan asset experience for both the non-U.S. and U.S. plans.

The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation ("ABO")	$2,387	$8,404	$2,518	$8,694
Fair value of plan assets	$2,317	$6,947	$2,180	$6,254

The following table provides information for pension plans where the projected benefit obligation exceeds the fair value of plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation ("PBO")	$2,467	$8,499	$2,618	$8,845
Fair value of plan assets	$2,317	$6,964	$2,180	$6,282

Assumptions
The assumptions used to determine benefit obligations are as of the respective balance sheet dates and the assumptions used to determine net benefit cost are as of the previous year-end, as shown below:

	Pensions
	U.S.		Non-U.S.		OPEB
	2021	2020	2021	2020	2021	2020
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	2.78%	2.40%	1.82%	1.36%	2.85%	2.39%
Interest crediting rate	2.06%	1.57%	1.03%	1.01%	N/A	N/A
Rate of increase in compensation levels	3.25%	3.25%	2.55%	2.55%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	2.40%	3.20%	1.36%	1.91%	2.39%	3.19%
Interest crediting rate	1.57%	2.19%	1.01%	1.08%	N/A	N/A
Rate of increase in compensation levels	3.25%	3.25%	2.55%	2.46%	N/A	N/A
Expected long-term rate of return on plan assets (1)	7.00%	7.00%	5.28%	5.31%	N/A	N/A
________________________
(1)    The expected long term rate of return on the U.S. and non-U.S. plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance. For the U.S. plans, the expected rate of return of 7.00% was derived based on the target asset allocation of 40%-60% equity securities (approximately 7.7% expected return), 30%-50% fixed income securities (approximately 5.4% expected return) and 5%-15% alternative investments (approximately 6.3% expected return). For the non-U.S. plans, the expected rate of return was derived based on the weighted average target asset allocation of 15%-25% equity securities (approximately 6.4% expected return), 30%-50% fixed income securities (approximately 5.2% expected return), and 30%-50% alternative investments (approximately 5% expected return). For the U.S. plan assets, the actual annualized total return for the most recent 10-year period ended December 31, 2021 was approximately 10.8%. For the non-U.S. plan assets, the actual annualized total return for the same period was approximately 9.0%. Changes to plan asset allocations and investment strategy over this time period limit the value of historical plan performance as a factor in estimating the expected long term rate of return. For 2022, the expected long-term rate of return on plan assets will be 7.00% for the U.S. plans. For 2022, the expected weighted average long-term rate of return for non-U.S. plans will be 5.54%.

	OPEB
Assumed healthcare cost trend rates	2021	2020
Healthcare cost trend assumed	7.00%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2030	2027

Pension Plan Assets

The investments of the U.S. pension plan are managed to meet the future expected benefit liabilities of the plan over the long term by investing in diversified portfolios consistent with prudent diversification and historical and expected capital market returns. Investment strategies are reviewed by management and investment performance is tracked against appropriate benchmarks. There are no concentrations of risk as it relates to the assets within the plans. The non-U.S. pension plans are managed individually based on diversified investment portfolios, with different target asset allocations that vary for each plan. Weighted-average asset allocations at December 31, 2021 and 2020 for Linde’s U.S. and non-U.S. pension plans, as well as respective asset allocation ranges by major asset category, are generally as follows:

	U.S.				Non-U.S.
Asset Category	Target 2021	Target 2020	2021	2020	Target 2021	Target 2020	2021	2020
Equity securities	40%-60%	40%-60%	66%	66%	15%-25%	15%-25%	27%	27%
Fixed income securities	30%-50%	30%-50%	25%	27%	30%-50%	30%-50%	35%	34%
Other	5%-15%	5%-15%	9%	7%	30%-50%	30%-50%	38%	39%

The following table summarizes pension assets measured at fair value by asset category at December 31, 2021 and 2020. For the twelve months ended December 31, 2021, transfers of assets were not material. For the twelve months ended December 31, 2020, transfers of assets of $15 million into Level 3 include insurance contract and real estate investments of $11 million and $4 million, respectively, which were reclassified as there is no active market quotation available. See Note 13 for the definition of levels within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1		Level 2		Level 3 **		Total
(Millions of dollars)	2021	2020	2021	2020	2021	2020	2021	2020
Cash and cash equivalents	$259	$524	$—	$—	$—	$—	$259	$524
Equity securities:
Global equities	1,633	1,974	—	—	—	—	1,633	1,974
Mutual funds	314	324	—	—	—	—	314	324
Fixed income securities:
Government bonds	—	—	1,624	1,545	—	—	1,624	1,545
Emerging market debt	—	—	509	520	—	—	509	520
Mutual funds	121	123	12	12	—	—	133	135
Corporate bonds	—	—	647	573	—	—	647	573
Bank loans	—	—	253	242	—	—	253	242
Alternative investments:
Real estate funds	—	—	—	—	360	335	360	335
Private debt	—	—	—		1,368	1,120	1,368	1,120
Insurance contracts	—	—	—	—	12	11	12	11
Liquid alternative	—	—	1,193	1,083	—	—	1,193	1,083
Other investments	1	—	58	60	—	—	59	60
Total plan assets at fair value, December 31,	$2,328	$2,945	$4,296	$4,035	$1,740	$1,466	$8,364	$8,446
Pooled funds *							2,052	1,517
Total fair value plan assets December 31,							$10,416	$9,963
* Pooled funds are measured using the net asset value ("NAV") as a practical expedient for fair value as permissible under the accounting standard for fair value measurements and have not been categorized in the fair value hierarchy.

** The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the periods ended December 31, 2021 and 2020:

(Millions of dollars)	Insurance Contracts	Real Estate Funds	Private Debt	Total
Balance, December 31, 2019	$—	$316	$1003	$1319
Gain/(Loss) for the period	—	(10)	4	(6)
Purchases	—	21	137	158
Sales	—	(10)	(69)	(79)
Transfer into/ (out of) Level 3	11	4	—	15
Foreign currency translation	—	14	45	59
Balance, December 31, 2020	11	335	1,120	1,466
Gain/(Loss) for the period	1	27	28	56
Purchases	—	13	289	302
Sales	—	(4)	(42)	(46)
Transfer into / (out of) Level 3	1	(1)	—	—
Foreign currency translation	(1)	(10)	(27)	(38)
Balance, December 31, 2021	$12	$360	$1,368	$1,740
The descriptions and fair value methodologies for the company's pension plan assets are as follows:
Cash and Cash Equivalents – This category includes cash and short-term interest bearing investments with maturities of three months or less. Investments are valued at cost plus accrued interest. Cash and cash equivalents are classified within level 1 of the valuation hierarchy.
Equity Securities – This category is comprised of shares of common stock in U.S. and non-U.S. companies from a diverse set of industries and size. Common stock is valued at the closing market price reported on a U.S. or non-U.S. exchange where the security is actively traded. Equity securities are classified within level 1 of the valuation hierarchy.
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
Emerging Market Debt - This category includes fixed income debt issued by countries with developing economies as well as by corporations within those nations. They typically have higher yields but lower credit ratings relative to developed country corporate and government bonds. The fair values for these investments are classified as level 2 within the valuation hierarchy.
U.S. and Non-U.S. Government Bonds – This category includes U.S. treasuries, U.S. federal agency obligations and non-U.S. government debt. The majority of these investments do not have quoted market prices available for a specific government security and so the fair value is determined using quoted prices of similar securities in active markets and is classified as level 2 within the valuation hierarchy.
Corporate Bonds – This category is comprised of corporate bonds of U.S. and non-U.S. companies from a diverse set of industries and size. The fair values for U.S. and non-U.S. corporate bonds are determined using quoted prices of similar securities in active markets and observable data or broker or dealer quotations. The fair values for these investments are classified as level 2 within the valuation hierarchy.
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
Contributions
At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Pension contributions were $42 million in 2021, $91 million in 2020 and $94 million in 2019. Estimated required contributions for 2022 are currently expected to be in the range of $40 million to $50 million.

Estimated Future Benefit Payments
The following table presents estimated future benefit payments, net of participant contributions:

(Millions of dollars)	Pensions
Year Ended December 31,	U.S.	Non-U.S.	OPEB
2022	$183	$348	$14
2023	155	346	11
2024	149	357	11
2025	152	366	10
2026	150	388	9
2027-2031	763	1,952	41

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
•At December 31, 2021 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $200 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.
•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of $2.2 billion Brazilian reais ($395 million) on White Martins, the Brazil-based subsidiary of Linde Inc. The fine was reduced to $1.7 billion Brazilian reais ($305 million) due to a calculation error made by CADE. The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE has filed an appeal with the Superior Court of Justice and a decision is pending.
Similarly, on September 1, 2010, CADE imposed a civil fine of $237 million Brazilian reais ($43 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to $188 million Brazilian reais ($34 million) due to a calculation error made by CADE. The fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Seventh Federal Court of Brasilia. CADE filed an appeal with the Superior Court of Justice, and a final decision is pending.
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

Commitments
At December 31, 2021, Linde had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $3,695 million from financial institutions. These relate primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including non-U.S. litigation matters.
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

The table below presents information about reportable segments for the years ended December 31, 2021, 2020 and 2019.

(Millions of dollars)	2021	2020	2019
Sales (a)
Americas	$12,103	$10,459	$10,989
EMEA	7,643	6,449	6,643
APAC	6,133	5,687	5,779
Engineering	2,867	2,851	2,799
Other	2,047	1,797	1,953
Total Segment Sales	30,793	27,243	28,163
Merger-related divestitures	—	—	65
Total Sales	$30,793	$27,243	$28,228

	2021	2020	2019
Segment Operating Profit
Americas	$3,368	$2,773	$2,577
EMEA	1,889	1,465	1,367
APAC	1,502	1,277	1,184
Engineering	473	435	390
Other	(56)	(153)	(246)
Reported Segment operating profit	7,176	5,797	5,272
Cost reduction programs and other charges (Note 3)	(273)	(506)	(567)
Net gain on sale of business	—	—	164
Purchase accounting impacts - Linde AG	(1,919)	(1,969)	(1,952)
Merger-related divestitures	—	—	16
Total operating profit	$4,984	$3,322	$2,933

	2021	2020	2019
Depreciation and Amortization
Americas	$1,243	$1,196	$1,195
EMEA	752	723	749
APAC	611	619	613
Engineering	39	36	35
Other	127	132	143
Segment depreciation and amortization	2,772	2,706	2,735
Purchase accounting impacts - Linde AG	1,863	1,920	1,940
Total depreciation and amortization	$4,635	$4,626	$4,675

	2021	2020	2019
Capital Expenditures and Acquisitions
Americas	$1,354	$1,425	$1,814
EMEA	669	670	738
APAC	995	1,214	1,231
Engineering	25	13	79
Other	131	146	45
Total Capital Expenditures and Acquisitions	$3,174	$3,468	$3,907

	2021	2020	2019
Sales by Major Country
United States	$9,123	$8,475	$8,604
Germany	3,601	3,740	3,630
China	2,562	2,061	2,005
United Kingdom	2,060	1,595	1,653
Australia	1,307	1,071	1,127
Brazil	1,065	822	994
Other – non-U.S.	11,075	9,479	10,215
Total sales	$30,793	$27,243	$28,228

	2021	2020	2019
Long-lived Assets by Major Country (b)
United States	$7,659	$7,777	$7,498
Germany	2,003	2,394	2,429
China	2,385	2,413	2,254
United Kingdom	1,078	1,313	1,479
Australia	872	1,105	1,214
Brazil	705	734	956
Other – non-U.S.	11,301	12,976	13,234
Total long-lived assets	$26,003	$28,711	$29,064
________________________
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of $134 million at December 31, 2021 and $162 million at December 31, 2020. Total contract liabilities are $3,699 million at December 31, 2021 (current of $2,940 million and $759 million within other long-

term liabilities in the consolidated balance sheets). Total contract liabilities were $2,301 million at December 31, 2020 (current contract liabilities of $1,769 million and $532 million within other long-term liabilities in the consolidated balance sheets). Revenue recognized for the twelve months ended December 31, 2021 that was included in the contract liability at December 31, 2020 was $1,173 million. Contract assets and liabilities primarily relate to the Linde Engineering business.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the years ended December 31, 2021, 2020 and 2019.

(Millions of dollars)	Year Ended December 31, 2021
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$3,279	$2,227	$2,181	$—	$173	$7,860	26%
On-Site	3,225	1,824	2,296	—	—	7,345	24%
Packaged Gas	5,456	3,539	1,532	—	24	10,551	34%
Other	143	53	124	2,867	1,850	5,037	16%
	$12,103	$7,643	$6,133	$2,867	$2,047	$30,793	100%

(Millions of dollars)	Year Ended December 31, 2020
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$2,839	$1,870	$2,005	$—	$145	$6,859	25%
On-Site	2,513	1,354	2,049	—	—	5,916	22%
Packaged Gas	5,034	3,175	1,559	—	22	9,790	36%
Other	73	50	74	2,851	1,630	4,678	17%
	$10,459	$6,449	$5,687	$2,851	$1,797	$27,243	100%

(Millions of dollars)	Year Ended December 31, 2019
Sales	Americas	EMEA	APAC	Engineering	Other (a)	Total	%

Merchant	$2,945	$1,856	$2,080	$—	$184	$7,065	25%
On-Site	2,757	1,434	2,020	—	—	6,211	22%
Packaged Gas	5,183	3,347	1,542	—	19	10,091	36%
Other	104	6	137	2,799	1,815	4,861	17%
	$10,989	$6,643	$5,779	$2,799	$2,018	$28,228	100%
(a) Other includes $65 million for the year ended December 31, 2019 of merger-related divestitures that have been excluded from segment sales.

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. The company estimates the consideration related to minimum purchase requirements is approximately $57 billion. This amount excludes all sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next five years and the remaining thereafter.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of Linde’s disclosure controls and procedures, which was made under the supervision and with the participation of management, including Linde’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of December 31, 2021, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Linde in reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to management including Linde’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Refer to Item 8 for Management’s Report on Internal Control Over Financial Reporting as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in Linde’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Linde’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters - Director Nominees" and “Corporate Governance And Board Matters - "Delinquent Section 16 (a) Reports" in Linde’s Proxy Statement to be filed by April 30, 2022 for the Annual General Meeting.
Identification of the Audit Committee
Linde has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The members of that audit committee are Prof. Dr. Clemens Börsig (chairman), Dr. Nance K. Dicciani, Dr. Thomas Enders, Edward G. Galante, Larry D. McVay, Dr. Victoria Ossadnik and Alberto Weisser and each member is independent within the meaning of the independence standards adopted by the Board of Directors and those of the New York Stock Exchange.

Audit Committee Financial Expert
The Linde Board of Directors has determined that Prof. Dr. Clemens Börsig and Alberto Weisser satisfy the criteria adopted by the SEC to serve as “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent within the meaning of the independence standards adopted by the Board of Directors and those of the New York Stock Exchange.

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

ITEM 11.     EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation Matters” and “Corporate Governance and Board Matters - Director Compensation” in Linde’s Proxy Statement to be filed by April 30, 2022 for the Annual General Meeting.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans Information - The table below provides information as of December 31, 2021 about company shares that may be issued upon the exercise of options, warrants and rights granted to employees or members of Linde’s Board of Directors under equity compensation plans that were assumed by Linde upon the completion of the business combination on October 31, 2018.

EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	8,414,538	(1)	$152.57	9,280,823	(2)
Equity compensation plans not approved by shareholders	—		—	—
Total	8,414,538		$152.57	9,280,823

________________________
(1)This amount includes 636,715 restricted shares and 610,245 performance shares.
(2)This amount includes 8,995,710 shares available for future issuance pursuant to the 2021 Linde plc Long Term Incentive Plan, and 285,113 shares available for future issuance pursuant to the Long Term Incentive Plan 2018 of Linde plc.

Certain information required by this item regarding the beneficial ownership of the company’s ordinary shares is incorporated herein by reference to the section captioned “Information on Share Ownership” in Linde’s Proxy Statement to be filed by April 30, 2022 for the Annual General Meeting.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance And Board Matters – Review, Approval or Ratification of Transactions with Related Persons,” “Corporate Governance And Board Matters – Certain Relationships and Transactions,” and “Corporate Governance And Board Matters – Director Independence” in Linde’s Proxy Statement to be filed by April 30, 2022 for the Annual General Meeting.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated herein by reference to the section captioned “Audit Matters” in Linde’s Proxy Statement to be filed by April 30, 2022 for the Annual General Meeting.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(i)The company’s 2021 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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

4.11	Copies of the agreements related to long-term debt which are not required to be filed as exhibits to this Annual Report on Form 10-K will be furnished to the Securities and Exchange Commission upon request.

*10.0e	Form of Non-Employee Director Restricted Stock Unit Award Under the 2021 Linde plc Long Term Incentive Plan is filed herewith

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

*10.02
2021 Linde plc Long Term Incentive Plan, Effective as of July 26, 2021 (Filed as Exhibit 10.01 to Linde plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, Filing No. 1-38730, and incorporated herein by reference.).

*10.02a
Form of Transferable Stock Option Award Under the 2021 Linde plc Long Term Incentive Plan (Filed as Exhibit 10.01 to Linde plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

*10.02b
Form of Restricted Stock Unit Award Under the Linde plc Long Term Incentive Plan (Filed as Exhibit 10.02 to Linde plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

*10.02c
Form of Performance Share Unit Award Under the 2021 Linde plc Long Term Incentive Plan with Return on Capital performance metrics (Filed as Exhibit 10.03 to Linde plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

*10.02d
Form of Performance Share Unit Award Under the 2021 Linde plc Long Term Incentive Plan with Total Shareholder Return performance metrics (Filed as Exhibit 10.04 to Linde plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

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

*10.05g
Third Amendment to Praxair, Inc. Supplemental Retirement Income Plan B effective February 28, 2017, (Filed as Exhibit 10.05g to Praxair, Inc.’s 2016 Annual Report on Form 10-K, Filing No. 1-11037, and is incorporated herein by reference).

*10.05h
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

*10.06e
Linde Inc. 2018 Supplemental Retirement Income Plan A, Amended and Restated effective September 1, 2020 (Filed as Exhibit 10.3 to Linde plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, Filing No. 1-38730, and incorporated herein by reference).

*10.06f
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

*10.09
First Amendment to the Linde Compensation Deferral Program effective April 1, 2021. (Filed as Exhibit 10.01 to Linde plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. Filing No. 1-38730 and incorporated herein by reference).

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

*10.11b
Second Amendment dated September 8, 2020 to the Amended and Restated 2009 Praxair, Inc Long Term Incentive Plan (Filed as Exhibit 10.1 to Linde plc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, Filing No. 1-38730, and incorporated herein by reference).

*10.11c
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

*10.11h
Form of Non-Employee Director Restricted Stock Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2019 and thereafter (Filed as Exhibit 10.10i to Linde plc's 2019 Annual Report on Form 10-K, Filing No. 1-38730, and incorporated herein by reference).

*10.11i
Form of Transferable Option Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants beginning in 2019 (Filed as Exhibit 10.11L to Linde plc’s 2018 Annual Report on Form 10-K, Filing No. 1-38730, and incorporated herein by reference).

*10.11j
Form of Restricted Stock Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants beginning in 2019 (Filed as Exhibit 10.11M to Linde plc’s 2018 Annual Report on Form 10-K, Filing No. 1-38730, and incorporated herein by reference).

*10.11k
Form of Performance Share Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants beginning in 2019 with Return on Capital performance metrics (Filed as Exhibit 10.11N to Linde plc’s 2018 Annual Report on Form 10-K, Filing No. 1-38730, and incorporated herein by reference).

*10.11l
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

10.13
Offer Letter between Linde plc and Sanjiv Lamba dated November 12, 2021 (Filed as Exhibit 10.1 to Linde plc’s current report on Form 8-K dated November 18, 2021, File No. 1-38730, and incorporated herein by reference).

10.14
Nondisclosure, Nonsolicitation and Noncompetition Agreement between Linde Inc. and Sanjiv Lamba dated as of November 7, 2021 (Filed as Exhibit 10.2 to Linde plc’s current report on Form 8-K dated November 18, 2021, File No. 1-38730, and incorporated herein by reference).

*10.15
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

Linde plc
(Registrant)
Date: February 28, 2022	By:	/s/ KELCEY E. HOYT
Kelcey E. Hoyt Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2022.

/s/ PROF. DR. WOLFGANG REITZLE	/s/ STEPHEN F. ANGEL	/s/ MATTHEW J. WHITE
Wolfgang Reitzle Chairman	Stephen F. Angel Chief Executive Officer and Director	Matthew J. White Chief Financial Officer

/s/ PROF. DDR. ANN-KRISTIN ACHLIETNER	/s/ DR. CLEMENS BÖRSIG	/s/ DR. NANCE K. DICCIANI
Ann-Kristin Achleitner Director	Clemens Börsig Director	Nance K. Dicciani Director

/s/ DR. THOMAS ENDERS	/s/ FRANZ FEHRENBACH	/s/ EDWARD G. GALANTE
Thomas Enders Director	Franz Fehrenbach Director	Edward G. Galante Director

/s/ LARRY D. MCVAY	/s/ DR. VICTORIA OSSADNIK	/s/ PROF. DR. MARTIN H. RICHENHAGEN
Larry D. McVay Director	Victoria Ossadnik Director	Martin Richenhagen Director

/s/ ROBERT L. WOOD	/s/ ALBERTO WEISSER	/s/ JOSEF KAESER
Robert L. Wood Director	Alberto Weisser Director	Josef Kaeser Director