Form 10-Q
period 2022-03-31
LINDE PLC
filed 2022-05-02
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number	001-38730
LINDE PLC
(Exact name of registrant as specified in its charter)

Ireland	98-1448883
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10 Riverview Drive,	Forge
Danbury, Connecticut	43 Church Street West
United States 06810	Woking, Surrey GU21 6HT
United Kingdom

(Address of principal executive offices) (Zip Code)
(203) 837 - 2000	+44 14 83 242200
(Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At March 31, 2022, 503,281,693 ordinary shares (€0.001 par value) of the Registrant were outstanding.

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as: anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. They are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances, including trade conflicts and tariffs; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics, pandemics such as COVID-19, and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause future results or circumstances to differ materially from adjusted projections, estimates or other forward-looking statements.

Linde plc assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A. Risk Factors in Linde plc’s Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 28, 2022, which should be reviewed carefully. Please consider Linde plc’s forward-looking statements in light of those risks.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2022	2021
Sales	$8,211	$7,243
Cost of sales, exclusive of depreciation and amortization	4,798	4,054
Selling, general and administrative	802	787
Depreciation and amortization	1,112	1,166
Research and development	35	35
Cost reduction programs and other charges	(4)	(8)
Other income (expense) - net	12	4
Operating Profit	1,480	1,213
Interest expense - net	9	20
Net pension and OPEB cost (benefit), excluding service cost	(64)	(49)
Income From Continuing Operations Before Income Taxes and Equity Investments	1,535	1,242
Income taxes on continuing operations	369	268
Income From Continuing Operations Before Equity Investments	1,166	974
Income from equity investments	44	43
Income From Continuing Operations (Including Noncontrolling Interests)	1,210	1,017
Income from discontinued operations, net of tax	—	1
Net Income (Including Noncontrolling Interests)	1,210	1,018
Less: noncontrolling interests from continuing operations	(36)	(38)
Net Income – Linde plc	$1,174	$980

Net Income – Linde plc
Income from continuing operations	$1,174	$979
Income from discontinued operations	$—	$1

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$2.31	$1.87
Basic earnings per share from discontinued operations	—	—
Basic earnings per share	$2.31	$1.87
Diluted earnings per share from continuing operations	$2.30	$1.86
Diluted earnings per share from discontinued operations	—	—
Diluted earnings per share	$2.30	$1.86

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	507,152	522,459
Diluted shares outstanding	511,410	526,927

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2022	2021
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,210	$1,018

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	60	(657)
Reclassification to net income	—	(52)
Income taxes	(12)	(6)
Translation adjustments	48	(715)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	55	20
Reclassifications to net income	19	43
Income taxes	(21)	(23)
Funded status - retirement obligations	53	40
Derivative instruments (Note 5):
Current unrealized gain (loss)	18	21
Reclassifications to net income	(23)	(2)
Income taxes	2	(5)
Derivative instruments	(3)	14
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	98	(661)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,308	357
Less: noncontrolling interests	(24)	(32)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,284	$325

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$4,464	$2,823
Accounts receivable - net	4,845	4,499
Contract assets	100	134
Inventories	1,766	1,733
Prepaid and other current assets	1,082	970
Total Current Assets	12,257	10,159
Property, plant and equipment - net	25,595	26,003
Goodwill	26,822	27,038
Other intangible assets - net	13,506	13,802
Other long-term assets	4,587	4,603
Total Assets	$82,767	$81,605
Liabilities and equity
Accounts payable	$3,387	$3,503
Short-term debt	2,549	1,163
Current portion of long-term debt	1,074	1,709
Contract liabilities	3,035	2,940
Other current liabilities	4,461	4,328
Total Current Liabilities	14,506	13,643
Long-term debt	12,833	11,335
Other long-term liabilities	11,038	11,186
Total Liabilities	38,377	36,164
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity:
Ordinary shares,€0.001 par value, authorized 1,750,000,000 shares, 2022 issued: 552,012,862 ordinary shares; 2021 issued: 552,012,862 ordinary shares	1	1
Additional paid-in capital	39,972	40,180
Retained earnings	19,387	18,710
Accumulated other comprehensive income (loss) (Note 11)	(4,938)	(5,048)
Less: Treasury shares, at cost (2022 – 48,731,169 shares and 2021 – 43,331,983 shares)	(11,459)	(9,808)
Total Linde plc Shareholders’ Equity	42,963	44,035
Noncontrolling interests	1,414	1,393
Total Equity	44,377	45,428
Total Liabilities and Equity	$82,767	$81,605

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$1,174	$980
Less: Income from discontinued operations, net of tax and noncontrolling interests	—	(1)
Add: Noncontrolling interests from continuing operations	36	38
Income from continuing operations (including noncontrolling interests)	1,210	1,017
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction programs and other charges, net of payments	(34)	(76)
Depreciation and amortization	1,112	1,166
Deferred income taxes	(59)	(65)
Share-based compensation	34	29
Working capital:
Accounts receivable	(340)	(178)
Inventory	(35)	(60)
Prepaid and other current assets	(107)	(64)
Payables and accruals	51	69
Contract assets and liabilities, net	192	191
Pension contributions	(13)	(12)
Long-term assets, liabilities and other	(11)	92
Net cash provided by operating activities	2,000	2,109
Investing
Capital expenditures	(649)	(762)
Acquisitions, net of cash acquired	(43)	(10)
Divestitures and asset sales, net of cash divested	27	21
Net cash provided by (used for) investing activities	(665)	(751)
Financing
Short-term debt borrowings (repayments) - net	1,416	704
Long-term debt borrowings	2,296	34
Long-term debt repayments	(1,166)	(57)
Issuances of ordinary shares	10	17
Purchases of ordinary shares	(1,719)	(868)
Cash dividends - Linde plc shareholders	(592)	(553)
Noncontrolling interest transactions and other	(1)	(247)
Net cash provided by (used for) financing activities	244	(970)
Effect of exchange rate changes on cash and cash equivalents	62	(46)
Change in cash and cash equivalents	1,641	342
Cash and cash equivalents, beginning-of-period	2,823	3,754
Cash and cash equivalents, end-of-period	$4,464	$4,096

The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements - Linde plc and Subsidiaries (Unaudited)

1. Summary of Significant Accounting Policies
Presentation of Condensed Consolidated Financial Statements - In the opinion of Linde management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Linde plc and subsidiaries in Linde's 2021 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2022.

Reclassifications – Certain prior periods' amounts have been reclassified to conform to the current year’s presentation.

2. Cost Reduction Programs and Other Charges

2022 Charges

Cost reduction programs and other charges were a net benefit of $4 million for the three months ended March 31, 2022 ($1 million, after tax). Total cost reduction program related charges were $4 million for the three months ended March 31, 2022 ($4 million, after tax), primarily related to severance in the APAC segment. Merger-related costs and other charges were a benefit of $8 million for the three months ended March 31, 2022 (benefit of $5 million after tax), primarily related to a gain on sale of an interest in a joint venture.

The following table summarizes the activities related to the company's cost reduction related charges for the three months ended March 31, 2022:

(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Balance, December 31, 2021	$384	$38	$422	$31	$453
2022 Cost Reduction Programs and Other Charges	4	—	4	(8)	(4)
Less: Cash payments / receipts	(34)	(1)	(35)	5	(30)
Foreign currency translation and other	(8)	(3)	(11)	—	(11)
Balance, March 31, 2022	$346	$34	$380	$28	$408

2021 Charges

Cost reduction programs and other charges were a net benefit of $8 million for the three months ended March 31, 2021, ($28 million after tax). Total cost reduction program related charges were $44 million ($34 million after tax), for the three months ended March 31, 2021, which consisted primarily of severance charges of $26 million and other charges of $18 million related to the execution of the company's synergistic actions. Merger-related and other charges were a benefit of $52 million for the three months ended March 31, 2021 ($62 million after tax), primarily due to a $52 million gain triggered by a joint venture deconsolidation in the APAC segment and other tax adjustments.

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

3. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,808 million and $4,425 million at March 31, 2022 and December 31, 2021 respectively and gross receivables aged greater than one year were $278 million and $329 million at March 31, 2022 and December 31, 2021, respectively. Other receivables were $158 million and $150 million at March 31, 2022 and December 31, 2021, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $4,845 million at March 31, 2022 and $4,499 million at December 31, 2021. Allowances for expected credit losses were $399 million at March 31, 2022 and $405 million at December 31, 2021.  Provisions for expected credit losses were $35 million and $39 million for the three months ended March 31, 2022 and 2021, respectively. The allowance activity in the three months ended March 31, 2022 and 2021 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	March 31, 2022	December 31, 2021
Inventories
Raw materials and supplies	$440	$399
Work in process	318	334
Finished goods	1,008	1,000
Total inventories	$1,766	$1,733

4. Debt
The following is a summary of Linde's outstanding debt at March 31, 2022 and December 31, 2021:

(Millions of dollars)	March 31, 2022	December 31, 2021
SHORT-TERM
Commercial paper	$2,249	$278
Other bank borrowings (primarily non U.S.)	300	885
Total short-term debt	2,549	1,163
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
0.250% Euro denominated notes due 2022 (b) (c)	—	1,137
2.20% Notes due 2022	500	500
2.70% Notes due 2023	500	500
2.00% Euro denominated notes due 2023 (b)	735	759
5.875% GBP denominated notes due 2023 (b)	415	432
1.20% Euro denominated notes due 2024	608	625
1.875% Euro denominated notes due 2024 (b)	342	356
2.65% Notes due 2025	399	399
1.625% Euro denominated notes due 2025	550	565
0.00% Euro denominated notes due 2026	777	799
3.20% Notes due 2026	725	725
3.434% Notes due 2026	198	197
1.652% Euro denominated notes due 2027	91	94
0.250% Euro denominated notes due 2027	828	850
1.00% Euro denominated notes due 2027 (d)	551	—
1.00% Euro denominated notes due 2028 (b)	824	879
1.10% Notes due 2030	696	696
1.90% Euro denominated notes due 2030	115	118
1.375% Euro denominated notes due 2031 (d)	821	—
0.550% Euro denominated notes due 2032	824	847
0.375% Euro denominated notes due 2033	550	565
1.625% Euro denominated notes due 2035 (d)	874	—
3.55% Notes due 2042	664	664
2.00% Notes due 2050	296	296
1.00% Euro denominated notes due 2051	767	788
Non U.S borrowings	247	243
Other	10	10
	13,907	13,044
Less: current portion of long-term debt	(1,074)	(1,709)
Total long-term debt	12,833	11,335
Total debt	$16,456	$14,207

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)March 31, 2022 and December 31, 2021 included a cumulative $4 million and $42 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 5.
(c)In January 2022, Linde repaid €1.0 billion of 0.250% notes that became due.
(d)In March 2022, Linde issued €500 million of 1.000% notes due 2027, €750 million of 1.375% notes due 2031, and €800 million of 1.625% notes due 2035.

The company maintains a $5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expires March 26, 2024. There are no financial maintenance covenants contained within the credit agreement. No borrowings were outstanding under the credit agreement as of March 31, 2022.

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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with its principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of March 31, 2022, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2022 and December 31, 2021 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$4,460	$4,427	$25	$22	$19	$17
Forecasted transactions	415	537	7	6	11	11
Cross-currency swaps	140	148	18	21	5	4
Total	$5,015	$5,112	$50	$49	$35	$32
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	693	758	14	14	32	3
Commodity contracts	N/A	N/A	56	49	—	—
Interest rate swaps	885	1,251	7	24	19	—
Total Hedges	$1,578	$2,009	$77	$87	$51	$3
Total Derivatives	$6,593	$7,121	$127	$136	$86	$35

(a)March 31, 2022 and December 31, 2021 included current assets of $109 million and $101 million which are recorded in prepaid and other current assets; long-term assets of $18 million and $35 million which are recorded in other long-term assets; current liabilities of $40 million and $27 million which are recorded in other current liabilities; and long-term liabilities of $46 million and $8 million which are recorded in other long-term liabilities.

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

Cross-Currency Swaps

Cross-currency interest rate swaps are entered into to limit the foreign currency risk of future principal and interest cash flows associated with intercompany loans denominated in non-functional currencies. The fair value adjustments on the cross-currency swaps are recorded to earnings, where they are offset by fair value adjustments on the underlying intercompany loan or bond.

Commodity Contracts

Commodity contracts are entered into to manage the exposure to fluctuations in commodity prices, which arise in the normal course of business from its procurement transactions. Commodity price fluctuations are largely covered through contractual pass through to customers. To reduce the extent of the remaining risk, Linde enters into a limited number of electricity, natural gas, and propane gas derivatives. For forecasted transactions that are designated as cash flow hedges, fair value adjustments are recorded to accumulated other comprehensive income ("AOCI") with deferred amounts reclassified to earnings over the same time period as the income statement impact of the associated purchase.

Net Investment Hedges

As of March 31, 2022, Linde has €6.9 billion ($7.7 billion) Euro-denominated notes and intercompany loans that are designated as hedges of the net investment positions in foreign operations. Since hedge inception, the deferred gain recorded within the cumulative translation adjustment component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income is $269 million (deferred gain of $129 million recorded for the three months ended March 31, 2022).

As of March 31, 2022, exchange rate movements relating to previously designated hedges that remain in AOCI is a loss of $42 million. These movements will remain in AOCI, until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statement of income.

Interest Rate Swaps

Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability (See Note 4).

Derivatives' Impact on Consolidated Statements of Income

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2022	2021
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$51	$19
Other balance sheet items	(12)	4
Total	$39	$23

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

The amounts of gain or loss recognized in AOCI and reclassified to the consolidated statement of income was immaterial for the quarter and three months ended March 31, 2022 and 2021, respectively. Net losses expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Assets
Derivative assets	$—	$—	$127	$136	$—	$—
Investments and securities*	38	42	—	—	17	20
Total	$38	$42	$127	$136	17	$20

Liabilities
Derivative liabilities	$—	$—	$86	$35	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At March 31, 2022, the estimated fair value of Linde’s long-term debt portfolio was $13,415 million versus a carrying value of $13,907 million. At December 31, 2021, the estimated fair value of Linde’s long-term debt portfolio was $13,219 million versus a carrying value of $13,044 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

7. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Income from continuing operations, Income from discontinued operations and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended March 31,
	2022	2021
Numerator (Millions of dollars)
Income from continuing operations	$1,174	$979
Income from discontinued operations	—	1
Net Income – Linde plc	$1,174	$980
Denominator (Thousands of shares)
Weighted average shares outstanding	506,716	522,103
Shares earned and issuable under compensation plans	436	356
Weighted average shares used in basic earnings per share	507,152	522,459
Effect of dilutive securities
Stock options and awards	4,258	4,468
Weighted average shares used in diluted earnings per share	511,410	526,927
Basic earnings per share from continuing operations	$2.31	$1.87
Basic earnings per share from discontinued operations	—	—
Basic Earnings Per Share	$2.31	$1.87
Diluted earnings per share from continuing operations	$2.30	$1.86
Diluted earnings per share from discontinued operations	—	—
Diluted Earnings Per Share	$2.30	$1.86
There were no antidilutive shares for any period presented.

8. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the three months ended March 31, 2022 and 2021 are shown below:

	Quarter Ended March 31,
(Millions of dollars)	2022	2021
Amount recognized in Operating Profit
Service cost	$33	$40
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	53	39
Expected return on plan assets	(136)	(131)
Net amortization and deferral	19	43
	(64)	(49)
Net periodic benefit cost (benefit)	$(31)	$(9)
Components of net periodic benefit expense for other post-retirement plans for the three months ended March 31, 2022 and 2021 were not material.
Linde estimates that 2022 required contributions to its pension plans will be in the range of $40 million to $50 million, of which $13 million have been made through March 31, 2022.
9. Commitments and Contingencies
Contingent Liabilities
Linde is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Linde has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Linde's 2021 Annual Report on Form 10-K).
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
•At March 31, 2022 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $235 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.
•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of $2.2 billion Brazilian reais ($464 million) on White Martins, the Brazil-based subsidiary of Praxair, Inc. The fine was reduced to $1.7 billion Brazilian reais ($359 million) due to a calculation error made by CADE. The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE has filed an appeal with the Superior Court of Justice and a decision is pending.
Similarly, on September 1, 2010, CADE imposed a civil fine of $237 million Brazilian reais ($50 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to $188 million Brazilian reais ($40 million) due to a calculation error made by CADE. The fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Seventh Federal Court of Brasilia. CADE filed an appeal with the Superior Court of Justice which was denied. In parallel, CADE filed (i) an appeal with the Supreme Court of Justice, which was denied, and (ii) a subsequent appeal to a panel of the Supreme Court of Justice where a final decision is pending.
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
10. Segments

For a description of Linde plc's operating segments, refer to Note 18 to the consolidated financial statements on Linde plc's 2021 Annual Report on Form 10-K.
The table below presents sales and operating profit information about reportable segments and Other for the three months ended March 31, 2022 and 2021.

	Quarter Ended March 31,
(Millions of dollars)	2022	2021
SALES(a)
Americas	$3,241	$2,840
EMEA	2,148	1,799
APAC	1,602	1,436
Engineering	728	674
Other	492	494
Total sales	$8,211	$7,243

	Quarter Ended March 31,
(Millions of dollars)	2022	2021
SEGMENT OPERATING PROFIT
Americas	$904	$795
EMEA	503	451
APAC	399	351
Engineering	143	109
Other	(44)	(18)
Segment operating profit	1,905	1,688
Cost reduction programs and other charges (Note 2)	4	8
Purchase accounting impacts - Linde AG	(429)	(483)
Total operating profit	$1,480	$1,213

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were not material.

11. Equity
Equity
A summary of the changes in total equity for the quarters ended March 31, 2022 and 2021 is provided below:

	Quarter Ended March 31,
(Millions of dollars)	2022			2021
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$44,035	$1,393	$45,428	$47,317	$2,252	$49,569
Net income (a)	1,174	36	1,210	980	38	1,018
Other comprehensive income (loss)	110	(12)	98	(655)	(6)	(661)
Noncontrolling interests:
Additions (reductions) (b)	—	4	4	—	(853)	(853)
Dividends and other capital changes	—	(7)	(7)	—	(21)	(21)
Dividends to Linde plc ordinary share holders ($1.17 per share in 2022 and $1.06 per share in 2021)	(592)	—	(592)	(553)	—	(553)
Issuances of ordinary shares:
For employee savings and incentive plans	(46)	—	(46)	(2)	—	(2)
Purchases of ordinary shares	(1,752)	—	(1,752)	(906)	—	(906)
Share-based compensation	34	—	34	29	—	29
Balance, end of period	$42,963	$1,414	$44,377	$46,210	$1,410	$47,620

(a) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the three months ended March 31, 2022 and 2021 and which is not part of total equity.
(b) Additions (reductions) for noncontrolling interests for the three months ended March 31, 2021, includes the impact from the deconsolidation of a joint venture with operations in APAC.
The components of AOCI are as follows:

	March 31,	December 31,
(Millions of dollars)	2022	2021
Cumulative translation adjustment - net of taxes:
Americas	$(3,652)	$(3,985)
EMEA	(402)	94
APAC	162	154
Engineering	(100)	24
Other	59	(280)
	(3,933)	(3,993)
Derivatives - net of taxes	72	75
Pension / OPEB (net of $284 million and $305 million tax benefit in March 31, 2022 and December 31, 2021, respectively)	(1,077)	(1,130)
	$(4,938)	$(5,048)

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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $100 million and $134 million at March 31, 2022 and December 31, 2021, respectively. Total contract liabilities are $3,874 million at March 31, 2022 (current of $3,035 million and $839 million within other long-term liabilities in the condensed consolidated balance sheets). Total contract liabilities were $3,699 million at December 31, 2021 (current contract liabilities of $2,940 million and $759 million in other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the three months ended March 31, 2022 that was included in the contract liability at December 31, 2021 was $611 million. Contract assets and liabilities primarily relate to the Linde Engineering business.
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
Disaggregated Revenue Information
As described above and in Note 18 to Linde's 2021 Form 10-K, the company manages its industrial gases business on a geographic basis, while the Engineering and Other businesses are generally managed on a global basis. Furthermore, the company believes that reporting sales by distribution method by reportable geographic segment best illustrates the nature, timing, type of customer, and contract terms for its revenues, including terms and pricing.
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the three months ended March 31, 2022 and March 31, 2021.

(Millions of dollars)	Quarter Ended March 31, 2022
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$874	$614	$516	$—	$39	$2,043	25%
On-Site	883	631	655	—	—	2,169	26%
Packaged Gas	1,432	891	361	—	7	2,691	33%
Other	52	12	70	728	446	1,308	16%
Total	$3,241	$2,148	$1,602	$728	$492	$8,211	100%

(Millions of dollars)	Quarter Ended March 31, 2021
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$771	$531	$484	$—	$53	$1,839	25%
On-Site	689	392	553	—	—	1,634	23%
Packaged Gas	1,332	861	361	—	6	2,560	35%
Other	48	15	38	674	435	1,210	17%
Total	$2,840	$1,799	$1,436	$674	$494	$7,243	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. The company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $51 billion (excludes Russian projects which are currently or expected to be impacted by sanctions, as discussed in Note 13). This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next five years and the remaining thereafter.

13. Subsequent Events

Conflict between Russia and Ukraine

In response to the Russian invasion of Ukraine, multiple jurisdictions, including Europe and the U.S., have imposed several tranches of economic sanctions on Russia.

In 2021, Linde’s industrial gas business generated approximately 1% of consolidated Linde sales from Russia. Total assets in Russia represent approximately 1% of consolidated Linde assets. Sales and total assets in Ukraine are immaterial. As of March 31, 2022, Linde has approximately $2 billion recorded in contract liabilities within the condensed consolidated balance sheet related to engineering projects in Russia.

Linde continues to closely monitor the situation in Ukraine and has taken steps to ensure the safety of its employees and the continuous delivery of critical medical oxygen. Linde is working with the relevant governments and authorities to ensure the company fully complies with international sanctions and is safely winding down affected projects in Russia. During the first quarter of 2022, engineering projects being executed for Russia that are currently or expected to be impacted by sanctions and thus being wound down were approximately $0.35 billion of sales. Linde has suspended all business development for new projects and is scaling back its operations in Russia by ceasing to supply certain customers and starting the process to divest industrial assets to reduce its footprint in the country.

It is possible that Linde may incur impairment and other charges in future quarters as these actions are defined and executed and as further sanctions are enacted that impact the Company’s operations in Russia, including industrial gases and engineering. Any charges related to such impairments or obligation to satisfy any residual contract liabilities may have an adverse effect on Linde’s result of operations or cash flows.

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

    Consolidated Results
The following table provides summary information for the three months ended March 31, 2022 and 2021. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended March 31,
(Millions of dollars, except per share data)	2022	2021	Variance
Sales	$8,211	$7,243	13%
Cost of sales, exclusive of depreciation and amortization	$4,798	$4,054	18%
As a percent of sales	58.4%	56.0%
Selling, general and administrative	$802	$787	2%
As a percent of sales	9.8%	10.9%
Depreciation and amortization	$1,112	$1,166	(5)%
Cost reduction programs and other charges (b)	$(4)	$(8)	(50)%
Other income (expense) - net	$12	$4	(200)%
Operating profit	$1,480	$1,213	22%
Operating margin	18.0%	16.7%
Interest expense - net	$9	$20	(55)%
Net pension and OPEB cost (benefit), excluding service cost	$(64)	$(49)	31%
Effective tax rate	24.0%	21.6%
Income from equity investments	$44	$43	2%
Noncontrolling interests from continuing operations	$(36)	$(38)	(5)%
Income from continuing operations	$1,174	$979	20%
Diluted earnings per share from continuing operations	$2.30	$1.86	24%
Diluted shares outstanding	511,410	526,927	(3)%
Number of employees	72,507	71,699	1%
Adjusted Amounts (a)
Operating profit	$1,905	$1,688	13%
Operating margin	23.2%	23.3%
Effective tax rate	24.3%	23.9%
Income from continuing operations	$1,500	$1,312	14%
Diluted earnings per share from continuing operations	$2.93	$2.49	18%
Other Financial Data (a)
EBITDA from continuing operations	$2,636	$2,422	9%
As percent of sales	32.1%	33.4%
Adjusted EBITDA from continuing operations	$2,663	$2,438	9%
As percent of sales	32.4%	33.7%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
(b) See Note 2 to the condensed consolidated financial statements.

Reported
In the first quarter of 2022, Linde's sales were $8,211 million, 13% above prior year, primarily driven by 6% price attainment and 3% higher volumes. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, increased sales by 6% in the quarter, with minimal impact on operating profit. Currency translation decreased sales by 3% in the first quarter of 2022 as compared to 2021.

Reported operating profit for the first quarter of 2022 of $1,480 million, or 18% of sales, was 22% above prior year. The reported year-over-year increase was primarily due to higher price, the benefit of cost reduction programs and productivity initiatives and lower depreciation and amortization driven by merger related intangible assets. The reported effective tax rate ("ETR") was 24.0% in the first quarter 2022 versus 21.6% in the first quarter 2021. Diluted earnings per share from continuing operations ("EPS") was $2.30, or 24% above EPS of $1.86 in the first quarter of 2021 primarily due to higher income from continuing operations and lower diluted shares outstanding.

Adjusted
In the first quarter of 2022, adjusted operating profit of $1,905 million, or 23.2% of sales, was 13% higher as compared to 2021 driven by higher price and the benefit of cost reduction programs and productivity initiatives. The adjusted ETR was 24.3% in the first quarter 2022 versus 23.9% in the 2021 quarter. On an adjusted basis, EPS was $2.93, 18% above the 2021 adjusted EPS of $2.49, driven by higher adjusted income from continuing operations and lower diluted shares outstanding.
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

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

Quarter Ended March 31, 2022 vs. 2021
% Change
Factors Contributing to Changes - Sales
Volume	3%
Price/Mix	6%
Cost pass-through	6%
Currency	(3)%
Acquisitions/divestitures	—%
Engineering	1%
13%

Sales
Sales increased $968 million, or 13%, for the first quarter of 2022 versus the respective 2021 period. Volume growth across most end markets increased sales by 3% in the quarter. Higher pricing across all geographic segments contributed 6% to sales in the quarter. Currency translation decreased sales by 3% in the quarter largely in EMEA and APAC, driven by the weakening of the Euro, Australian dollar, Korean won and British pound against the U.S. dollar. Cost pass-through increased sales by 6% in the quarter with minimal impact on operating profit.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization increased $744 million, or 18%, for the first quarter of 2022, primarily due to higher volumes and cost pass-through, partially offset by productivity initiatives and currency impacts. Cost of sales, exclusive of depreciation and amortization was 58.4% of sales, for the first quarter of 2022 versus 56.0% of sales for the respective 2021 period. The increase as a percentage of sales for the first quarter of 2022 was due primarily to higher cost pass-through.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $15 million, or 2%, for the first quarter of 2022. SG&A was 9.8% of first quarter sales versus 10.9% for the respective 2021 period. Currency impacts decreased SG&A by approximately $18 million in the quarter. Excluding currency impacts, underlying SG&A increased in the first quarter of 2022 driven primarily by higher incentive compensation.
Depreciation and amortization
Reported depreciation and amortization expense decreased $54 million for the first quarter of 2022. The decrease is related primarily to intangible assets acquired in the merger.
On an adjusted basis, depreciation and amortization increased $6 million, or 1%, for the first quarter of 2022, primarily due to new project start ups which were partially offset by currency translation impacts which decreased depreciation and amortization by $16 million.
Operating profit
On a reported basis, operating profit increased $267 million, or 22%, for the first quarter of 2022. The increase was primarily due to higher pricing, the benefit of cost reduction programs and productivity initiatives and lower depreciation and amortization driven by merger related intangible assets which more than offset inflation during the quarter.
On an adjusted basis, which excludes the impacts of purchase accounting and cost reduction programs and other charges, operating profit increased $217 million, or 13% in the 2022 quarter. Operating profit growth was driven by higher pricing and the benefit of cost reduction programs and productivity initiatives which more than offset inflation during the period. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net decreased $11 million for the first quarter of 2022. On an adjusted basis, interest expense decreased $19 million for the first quarter of 2022 versus the respective 2021 period driven by a lower effective borrowing rate.

Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost was a benefit of $64 million for the quarter versus a benefit of $49 million for the respective 2021 period. The increase in benefit primarily relates to lower amortization of deferred losses, partially offset by higher interest cost reflective of the higher discount rate environment year-over-year.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter was 24.0%, versus 21.6% for the respective 2021 period. The increase is primarily driven by lower tax impact from share based compensation in 2022 and a non-taxable gain related to the deconsolidation of a joint venture with operations in APAC in the first quarter of 2021.

On an adjusted basis, the ETR for the quarter was 24.3%, versus 23.9% for the respective 2021 period. The increase is primarily due to lower tax benefits from share option exercises.
Income from equity investments
Reported income from equity investments for the first quarter of 2022 was $44 million, versus $43 million for the respective 2021 period. On an adjusted basis, income from equity investments for the first quarter was $64 million, versus $62 million in the prior year respective period.
Noncontrolling interests from continuing operations
At March 31, 2022, noncontrolling interests from continuing operations consisted primarily of non-controlling shareholders' investments in APAC (primarily China).
Reported noncontrolling interests from continuing operations decreased $2 million for the first quarter of 2022, versus the respective 2021 period.
Income from continuing operations
Reported income from continuing operations increased $195 million, or 20%, for the first quarter of 2022, versus the respective 2021 period, primarily due to higher overall operating profit.
On an adjusted basis, which excludes the impacts of purchase accounting and other non-GAAP adjustments, income from continuing operations increased $188 million, or 14%, for the quarter versus the respective 2021 period. The increase was driven by higher overall adjusted operating profit.
Diluted earnings per share from continuing operations
Reported diluted earnings per share from continuing operations increased $0.44, or 24%, for the first quarter of 2022, versus the comparable 2021 period. On an adjusted basis, diluted EPS for the first quarter of 2022 increased $0.44, or 18%,versus the respective 2021 period. The increase on both bases was primarily due to higher income from continuing operations and lower diluted shares outstanding.
Employees
The number of employees at March 31, 2022 was 72,507, an increase of 808 employees from March 31, 2021, driven primarily by the Americas.
Other Financial Data
EBITDA was $2,636 million for the first quarter of 2022 as compared to $2,422 million in the respective 2021 period. Adjusted EBITDA from continuing operations increased to $2,663 million for the first quarter 2022 from $2,438 million in the respective 2021 period.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive losses for the first quarter of 2022 were $98 million, resulting primarily from currency translation adjustments of $48 million during the quarter. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 11 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statements of Income.

	Quarter Ended March 31,
(Millions of dollars)	2022	2021	Variance
SALES
Americas	$3,241	$2,840	14%
EMEA	2,148	1,799	19%
APAC	1,602	1,436	12%
Engineering	728	674	8%
Other	492	494	—%
Total sales	$8,211	$7,243	13%

SEGMENT OPERATING PROFIT
Americas	$904	$795	14%
EMEA	503	451	12%
APAC	399	351	14%
Engineering	143	109	31%
Other	(44)	(18)	(144)%
Segment operating profit	$1,905	$1,688	13%
Reconciliation to reported operating profit:
Cost reduction programs and other charges (Note 2)	4	8
Purchase accounting impacts - Linde AG	(429)	(483)
Total operating profit	$1,480	$1,213

Americas

	Quarter Ended March 31,
(Millions of dollars)	2022	2021	Variance
Sales	$3,241	$2,840	14%

Operating profit	$904	$795	14%
As a percent of sales	27.9%	28.0%

Quarter Ended March 31, 2022 vs. 2021
% Change
Factors Contributing to Changes - Sales
Volume	5%
Price/Mix	5%
Cost pass-through	4%
Currency	—%
Acquisitions/divestitures	—%
14%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.

Sales
Sales for the Americas segment increased $401 million, or 14%, for the first quarter versus the respective 2021 period. Higher pricing contributed 5% to sales in the quarter. Higher volumes increased sales by 5% for the first quarter, driven by higher demand across most end markets, led by chemicals and energy and manufacturing. Cost pass-through increased sales by 4% for the first quarter with minimal impact on operating profit. The impact of currency translation in the quarter was not significant.
Operating profit
Operating profit in the Americas segment increased $109 million, or 14%, in the first quarter versus the respective 2021 period, driven primarily by higher pricing and continued productivity initiatives which more than offset inflation during the quarter.
EMEA

	Quarter Ended March 31,
(Millions of dollars)	2022	2021	Variance
Sales	$2,148	$1,799	19%

Operating profit	$503	$451	12%
As a percent of sales	23.4%	25.1%

Quarter Ended March 31, 2022 vs. 2021
% Change
Factors Contributing to Changes - Sales
Volume	—%
Price/Mix	11%
Cost pass-through	14%
Currency	(6)%
Acquisitions/divestitures	—%
19%
The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom.

Sales
EMEA segment sales increased by $349 million, or 19%, in the first quarter as compared to the respective 2021 period. Cost pass-through contributed 14% to sales in the quarter, with minimal impact on operating profit, while higher price attainment increased sales by 11% in the quarter. Volumes were relatively flat in the quarter. Currency translation decreased sales by 6% in the quarter due largely to the weakening of the Euro and British pound against the U.S. Dollar.
Operating Profit
Operating profit for the EMEA segment increased by $52 million, or 12%, in the first quarter as compared to the respective 2021 period, driven largely by higher pricing and continued productivity initiatives which more than offset inflation during the quarter.

APAC

	Quarter Ended March 31,
(Millions of dollars)	2022	2021	Variance
Sales	$1,602	$1,436	12%

Operating profit	$399	$351	14%
As a percent of sales	24.9%	24.4%

Quarter Ended March 31, 2022 vs. 2021
% Change
Factors Contributing to Changes - Sales
Volume/Equipment	6%
Price/Mix	4%
Cost pass-through	4%
Currency	(2)%
Acquisitions/divestitures	—%
12%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.
Sales
Sales for the APAC segment increased $166 million, or 12%, for the first quarter versus the respective 2021 period. Volumes increased 6% in the quarter driven by increased demand across most end markets, led by electronics and chemicals and energy, and project start-ups. Higher price and cost pass-through both contributed 4% to sales in the quarter. The impact of cost pass-through on operating profit was minimal. Currency translation decreased sales by 2% in quarter driven primarily by the weakening of the Australian dollar and Korean won against the U.S. Dollar.
Operating profit
Operating profit in the APAC segment increased $48 million, or 14%, in the first quarter versus the respective 2021 period driven by higher volumes and pricing and continued productivity initiatives which more than offset the impact of inflation during the quarter.
Engineering

	Quarter Ended March 31,
(Millions of dollars)	2022	2021	Variance
Sales	$728	$674	8%

Operating profit	$143	$109	31%
As a percent of sales	19.6%	16.2%

Quarter Ended March 31, 2022 vs. 2021
% Change
Factors Contributing to Changes - Sales
Volume	13%
Currency	(5)%
8%
Sales
Engineering segment sales increased $54 million, or 8%, in the first quarter 2022 as compared to the respective 2021 period driven primarily by project timing, partially offset by currency impacts which decreased sales by 5% in the quarter.
Projects being executed for Russia that are currently or expected to be sanctioned and thus being wound down represent approximately $350 million of the Engineering segment sales during the first quarter of 2022.

Operating profit
Engineering segment operating profit increased, $34 million, or 31%, in the first quarter 2022 as compared to the respective 2021 period driven primarily by project timing.

Other

	Quarter Ended March 31,
(Millions of dollars)	2022	2021	Variance
Sales	$492	$494	—%

Operating profit (loss)	$(44)	$(18)	(144)%
As a percent of sales	(8.9)%	(3.6)%

Quarter Ended March 31, 2022 vs. 2021
% Change
Factors Contributing to Changes - Sales
Volume/price	1%
Cost pass-through	1%
Currency	(2)%
Acquisitions/divestitures	—%
—%

Other consists of corporate costs and a few smaller businesses including: Surface Technologies, GIST and global helium wholesale; which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other decreased $2 million for the first quarter 2022 versus the respective 2021 period. Currency translation decreased sales by 2% in the quarter. Underlying sales increased 1% in the quarter driven by higher pricing partially offset by lower global helium volumes.
Operating profit
Operating profit in Other decreased $26 million, or 144% in the first quarter 2022 versus the respective 2021 period, due primarily to lower volumes and higher sourcing costs in the global helium business.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2022 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2022	2021	2022	2021
Euro	23%	0.89	0.83	0.90	0.88
Chinese yuan	8%	6.35	6.48	6.34	6.36
British pound	7%	0.75	0.73	0.76	0.74
Australian dollar	4%	1.38	1.29	1.34	1.38
Brazilian real	4%	5.22	5.46	4.74	5.58
Canadian dollar	3%	1.27	1.27	1.25	1.26
Korean won	3%	1,203	1,114	1,212	1,189
Mexican peso	2%	20.50	20.34	19.87	20.53
Indian rupee	2%	75.21	72.90	75.79	74.34
South African rand	1%	15.23	14.96	14.61	15.94
Swedish krona	1%	9.34	8.39	9.40	9.05
Thailand bhat	1%	33.04	30.28	33.26	33.40
Russian ruble	1%	87.41	74.43	118.69	74.68

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three months ended March 31,
	2022	2021
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,210	$1,017
Non-cash charges (credits):
Add: Depreciation and amortization	1,112	1,166
Add: Deferred income taxes	(59)	(65)
Add: Share-based compensation	34	29
Add: Cost reduction programs and other charges, net of payments (a)	(34)	(76)
Net income adjusted for non-cash charges	2,263	2,071
Less: Working capital	(239)	(42)
Less: Pension contributions	(13)	(12)
Other	(11)	92
Net cash provided by operating activities	$2,000	$2,109
INVESTING ACTIVITIES
Capital expenditures	(649)	(762)
Acquisitions, net of cash acquired	(43)	(10)
Divestitures and asset sales	27	21
Net cash provided by (used for) investing activities	$(665)	$(751)
FINANCING ACTIVITIES
Debt increase (decrease) - net	2,546	681
Issuances (purchases) of common stock - net	(1,709)	(851)
Cash dividends - Linde plc shareholders	(592)	(553)
Noncontrolling interest transactions and other	(1)	(247)
Net cash provided by (used for) financing activities	$244	$(970)

Effect of exchange rate changes on cash and cash equivalents	$62	$(46)
Cash and cash equivalents, end-of-period	$4,464	$4,096

(a) See Note 2 to the condensed consolidated financial statements.

Cash Flow from Operations

Cash provided by operations of $2,000 million for the three months ended March 31, 2022 decreased $109 million, or 5%, versus 2021. The decrease was driven primarily by higher working capital requirements, which more than offset higher net income adjusted for non-cash charges. Cost reduction programs and other charges were benefits of $4 million and $8 million, respectively, for the three months ended March 31, 2022 and 2021. Related cash outflows were $30 million and $68 million for the same respective periods.

Linde estimates that total 2022 required contributions to its pension plans will be in the range of $40 million to $50 million, of which $13 million has been made through March 31, 2022.
Investing

Net cash used for investing of $665 million for the three months ended March 31, 2022 decreased $86 million versus 2021, primarily driven by lower capital expenditures, partially offset by higher acquisition spend net of cash acquired.

Capital expenditures for the three months ended March 31, 2022 were $649 million, $113 million lower than the prior year.

At March 31, 2022, Linde's sale of gas backlog of large projects under construction was approximately $3.5 billion. This represents the total estimated capital cost of large plants under construction.

Acquisitions for the three months ended March 31, 2022 and 2021 were $43 million and 10 million, respectively, and related primarily to acquisitions in EMEA. Divestitures and asset sales for the three months ended March 31, 2022 and 2021 were $27 million and $21 million, respectively.

Financing

Cash provided by financing activities was $244 million for the three months ended March 31, 2022 as compared to cash used for financing activities of $970 million for the three months ended March 31, 2021. Cash provided by debt was $2,546 million versus $681 million in 2021 driven by higher commercial paper borrowings and debt issuances in 2022. In January 2022, Linde repaid €1.0 billion of 0.250% notes that became due. In March 2022, Linde issued €500 million of 1.000% notes due 2027, €750 million of 1.375% notes due 2031, and €800 million of 1.625% notes due 2035.

Net purchases of ordinary shares were $1,709 million in 2022 versus $851 million in 2021. On February 28, 2022, the company’s Board of Directors approved the additional repurchase of $10.0 billion of its ordinary shares. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends of $592 million increased $39 million from 2021 driven primarily by a 10% increase in quarterly dividends per share from $1.06 per share to $1.17 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $1 million for the three months ended March 31, 2022 versus cash used of $247 million for the respective 2021 period due to the settlement of the buyout of minority interests in the Republic of South Africa in January of 2021.

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world. The company had $4.5 billion of cash as of March 31, 2022, and has a $5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreement as of March 31, 2022. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

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

	Quarter Ended March 31,
	2022	2021
Adjusted Operating Profit and Operating Margin
Reported operating profit	$1,480	$1,213
Add: Cost reduction programs and other charges	(4)	(8)
Add: Purchase accounting impacts - Linde AG (c)	429	483
Total adjustments	425	475
Adjusted operating profit	$1,905	$1,688

Reported percentage change	22%	65%
Adjusted percentage change	13%	25%

Reported sales	$8,211	$7,243

Reported operating margin	18.0%	16.7%
Adjusted operating margin	23.2%	23.3%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$1,112	$1,166
Less: Purchase accounting impacts - Linde AG (c)	(418)	(478)
Adjusted depreciation and amortization	$694	$688

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$12	$4
Less: Purchase accounting impacts - Linde AG (c)	(11)	(5)
Adjusted Other Income (Expense) - net	$23	$9

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(64)	$(49)
Add: Pension settlement charges	—	—
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(64)	$(49)

Adjusted Interest Expense - Net
Reported interest expense - net	$9	$20
Add: Purchase accounting impacts - Linde AG (c)	10	18
Adjusted interest expense - net	$19	$38

Adjusted Income Taxes (a)
Reported income taxes	$369	$268
Add: Purchase accounting impacts - Linde AG (c)	108	118
Add: Pension settlement charges	—	—
Add: Cost reduction programs and other charges	(3)	20
Total adjustments	105	138
Adjusted income taxes	$474	$406

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$1,535	$1,242
Add: Pension settlement charge	—	—
Add: Purchase accounting impacts - Linde AG (c)	419	465
Add: Cost reduction programs and other charges	(4)	(8)
Total adjustments	415	457
Adjusted income before income taxes and equity investments	$1,950	$1,699

Reported Income taxes	$369	$268
Reported effective tax rate	24.0%	21.6%

Adjusted income taxes	$474	$406
Adjusted effective tax rate	24.3%	23.9%

Income from Equity Investments
Reported income from equity investments	$44	$43
Add: Purchase accounting impacts - Linde AG (c)	20	19
Add: Cost reduction programs and other charges (e)	—	—
Adjusted income from equity investments	$64	$62

Adjusted Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(36)	$(38)
Add: Purchase accounting impacts - Linde AG (c)	(4)	(5)
Adjusted noncontrolling interests from continuing operations	$(40)	$(43)

Adjusted Income from Continuing Operations (b)
Reported income from continuing operations	$1,174	$979
Add: Pension settlement charge	—	—
Add: Cost reduction programs and other charges	(1)	(28)
Add: Purchase accounting impacts - Linde AG (c)	327	361
Total adjustments	326	333
Adjusted income from continuing operations	$1,500	$1,312

Adjusted Diluted EPS from Continuing Operations (b)
Reported diluted EPS from continuing operations	$2.30	$1.86
Add: Pension settlement charge	—	—
Add: Cost reduction programs and other charges	—	(0.05)
Add: Purchase accounting impacts - Linde AG (c)	0.63	0.68
Total adjustments	0.63	0.63
Adjusted diluted EPS from continuing operations	$2.93	$2.49

Reported percentage change	24%	74%
Adjusted percentage change	18%	32%

Adjusted EBITDA and % of Sales
Income from continuing operations	$1,174	$979
Add: Noncontrolling interests related to continuing operations	36	38
Add: Net pension and OPEB cost (benefit), excluding service cost	(64)	(49)
Add: Interest expense	9	20
Add: Income taxes	369	268
Add: Depreciation and amortization	1,112	1,166
EBITDA from continuing operations	$2,636	$2,422
Add: Cost reduction programs and other charges	(4)	(8)
Add: Purchase accounting impacts - Linde AG (c)	31	24
Total adjustments	27	16
Adjusted EBITDA from continuing operations	$2,663	$2,438

Reported sales	$8,211	$7,243
% of sales
EBITDA from continuing operations	32.1%	33.4%
Adjusted EBITDA from continuing operations	32.4%	33.7%

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

	March 31, 2022	December 31, 2021
(Millions of dollars)
Debt	$16,456	$14,207
Less: cash and cash equivalents	(4,464)	(2,823)
Net debt	11,992	11,384
Less: purchase accounting impacts - Linde AG	(50)	(61)
Adjusted net debt	$11,942	$11,323

Supplemental Guarantee Information

On June 6, 2020, the company filed a Form S-3 Registration Statement with the SEC ("the Registration Statement").

Linde plc may offer debt securities, preferred shares, depositary shares and ordinary shares under the Registration Statement, and debt securities exchangeable for or convertible into preferred shares, ordinary shares or other debt securities. Debt securities of Linde plc may be guaranteed by Linde Inc and/or Linde GmbH. Linde plc may provide guarantees of debt securities offered by its wholly owned subsidiaries Linde Inc. or Linde Finance under the Registration Statement.

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

(Millions of dollars)
Statement of Income Data	Three Months Ended March 31, 2022	Twelve Months Ended December 31, 2021
Sales	$2,121	$7,767
Operating profit	293	973
Net income	192	721
Transactions with non-guarantor subsidiaries	364	2,067

Balance Sheet Data (at period end)
Current assets (a)	$7,158	$5,826
Long-term assets (b)	14,501	15,928
Current liabilities (c)	9,752	8,853
Long-term liabilities (d)	43,200	42,860

(a) From current assets above, amount due from non-guarantor subsidiaries	$4,362	$4,209
(b) From long-term assets above, amount due from non-guarantor subsidiaries	2,070	3,257
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,362	1,304
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	27,226	28,142

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to Item 7A. to Part II of Linde's 2021 Annual Report on Form 10-K for discussion.
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
Item 1A. Risk Factors

Through the quarterly period covered by this report, there have been no material changes to the risk factors disclosed in Item 1A to Part I of Linde's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended March 31, 2022 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1,2) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1) (Millions)
January 2022	1,005	$325.25	1,005	$168
February 2022	554	$303.26	554	$—
March 2022	4,270	$294.39	4,270	$8,743
First Quarter 2022	5,829	$300.57	5,829	$8,743

(1) On January 25, 2021 the company's board of directors approved the repurchase of $5.0 billion of its ordinary shares ("2021 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2021 program has a maximum repurchase amount of 15% of outstanding shares, began on February 1, 2021, expires on July 31, 2023, and was fully utilized as of February 28, 2022.

(2) On February 28, 2022, the company's board of directors approved the repurchase of $10.0 billion of its ordinary shares ("2022 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2022 program has a maximum repurchase amount of 15% of outstanding shares, began on March 1, 2022 and expires on July 31, 2024.

As of March 31, 2022, the company repurchased $495 million and $1.3 billion of its ordinary shares pursuant to the 2021 and 2022 programs, respectively. As of March 31, 2022, $8.7 billion of share repurchases remain authorized under the 2022 program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

	4.1	Final Terms of 1.000% Notes due 2027 of Linde plc (Filed as Exhibit 4.1 to Linde plc 's current report on Form 8-K, dated March 31, 2022, Filing No. 1-38730, and incorporated herein by reference).

	4.2	Final Terms of 1.375% Notes due 2031 of Linde plc (Filed as Exhibit 4.2 to Linde plc 's current report on Form 8-K, dated March 31, 2022, Filing No. 1-38730, and incorporated herein by reference).

	4.3	Final Terms of 1.625% Notes due 2035 of Linde plc (Filed as Exhibit 4.3 to Linde plc 's current report on Form 8-K, dated March 31, 2022, Filing No. 1-38730, and incorporated herein by reference).

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

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

Linde plc

(Registrant)

Date: May 2, 2022	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer