Form 10-Q
period 2022-06-30
LINDE PLC
filed 2022-07-28
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At June 30, 2022, 498,365,588 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2022	2021
Sales	$8,457	$7,584
Cost of sales, exclusive of depreciation and amortization	4,940	4,194
Selling, general and administrative	771	822
Depreciation and amortization	1,091	1,171
Research and development	37	34
Russia-Ukraine conflict and other charges	993	204
Other income (expense) - net	(36)	(17)
Operating Profit	589	1,142
Interest expense - net	5	18
Net pension and OPEB cost (benefit), excluding service cost	(62)	(49)
Income From Continuing Operations Before Income Taxes and Equity Investments	646	1,173
Income taxes on continuing operations	286	334
Income From Continuing Operations Before Equity Investments	360	839
Income from equity investments	50	37
Income From Continuing Operations (Including Noncontrolling Interests)	410	876
Income from discontinued operations, net of tax	—	1
Net Income (Including Noncontrolling Interests)	410	877
Less: noncontrolling interests from continuing operations	(38)	(36)
Net Income – Linde plc	$372	$841

Net Income – Linde plc
Income from continuing operations	$372	$840
Income from discontinued operations	$—	$1

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$0.74	$1.62
Basic earnings per share from discontinued operations	—	—
Basic earnings per share	$0.74	$1.62
Diluted earnings per share from continuing operations	$0.74	$1.60
Diluted earnings per share from discontinued operations	—	—
Diluted earnings per share	$0.74	$1.60

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	501,034	518,950
Diluted shares outstanding	505,269	523,723

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Sales	$16,668	$14,827
Cost of sales, exclusive of depreciation and amortization	9,738	8,248
Selling, general and administrative	1,573	1,609
Depreciation and amortization	2,203	2,337
Research and development	72	69
Russia-Ukraine conflict and other charges	989	196
Other income (expense) - net	(24)	(13)
Operating Profit	2,069	2,355
Interest expense - net	14	38
Net pension and OPEB cost (benefit), excluding service cost	(126)	(98)
Income From Continuing Operations Before Income Taxes and Equity Investments	2,181	2,415
Income taxes on continuing operations	655	602
Income From Continuing Operations Before Equity Investments	1,526	1,813
Income from equity investments	94	80
Income From Continuing Operations (Including Noncontrolling Interests)	1,620	1,893
Income from discontinued operations, net of tax	—	2
Net Income (Including Noncontrolling Interests)	1,620	1,895
Less: noncontrolling interests from continuing operations	(74)	(74)
Net Income – Linde plc	$1,546	$1,821

Net Income – Linde plc
Income from continuing operations	$1,546	$1,819
Income from discontinued operations	$—	$2

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$3.07	$3.49
Basic earnings per share from discontinued operations	—	—
Basic earnings per share	$3.07	$3.49
Diluted earnings per share from continuing operations	$3.04	$3.46
Diluted earnings per share from discontinued operations	—	—
Diluted earnings per share	$3.04	$3.46

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	504,093	520,691
Diluted shares outstanding	508,432	525,380

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,
	2022	2021
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$410	$877

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,570)	412
Reclassification to net income	(134)	—
Income taxes	5	(2)
Translation adjustments	(1,699)	410
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	67	(19)
Reclassifications to net income	19	44
Income taxes	(7)	(2)
Funded status - retirement obligations	79	23
Derivative instruments (Note 5):
Current unrealized gain (loss)	92	19
Reclassifications to net income	3	(3)
Income taxes	(20)	(3)
Derivative instruments	75	13
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,545)	446

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	(1,135)	1,323
Less: noncontrolling interests	(21)	(45)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$(1,156)	$1,278

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,620	$1,895

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,510)	(245)
Reclassification to net income	(134)	(52)
Income taxes	(7)	(8)
Translation adjustments	(1,651)	(305)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	122	1
Reclassifications to net income	38	87
Income taxes	(28)	(25)
Funded status - retirement obligations	132	63
Derivative instruments (Note 5):
Current unrealized gain (loss)	110	40
Reclassifications to net income	(20)	(5)
Income taxes	(18)	(8)
Derivative instruments	72	27
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,447)	(215)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	173	1,680
Less: noncontrolling interests	(45)	(77)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$128	$1,603

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$3,655	$2,823
Accounts receivable - net	4,803	4,499
Contract assets	78	134
Inventories	1,786	1,733
Prepaid and other current assets	950	970
Total Current Assets	11,272	10,159
Property, plant and equipment - net	23,993	26,003
Goodwill	25,678	27,038
Other intangible assets - net	12,634	13,802
Other long-term assets	4,308	4,603
Total Assets	$77,885	$81,605
Liabilities and equity
Accounts payable	$3,360	$3,503
Short-term debt	3,215	1,163
Current portion of long-term debt	1,651	1,709
Contract liabilities	2,933	2,940
Other current liabilities	4,136	4,328
Total Current Liabilities	15,295	13,643
Long-term debt	11,177	11,335
Other long-term liabilities	10,373	11,186
Total Liabilities	36,845	36,164
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity:
Ordinary shares,€0.001 par value, authorized 1,750,000,000 shares, 2022 and 2021 issued: 552,012,862 ordinary shares	1	1
Additional paid-in capital	39,978	40,180
Retained earnings	19,159	18,710
Accumulated other comprehensive income (loss) (Note 11)	(6,466)	(5,048)
Less: Treasury shares, at cost (2022 – 53,647,274 shares and 2021 – 43,331,983 shares)	(12,998)	(9,808)
Total Linde plc Shareholders’ Equity	39,674	44,035
Noncontrolling interests	1,353	1,393
Total Equity	41,027	45,428
Total Liabilities and Equity	$77,885	$81,605

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$1,546	$1,821
Less: Income from discontinued operations, net of tax and noncontrolling interests	—	(2)
Add: Noncontrolling interests from continuing operations	74	74
Income from continuing operations (including noncontrolling interests)	1,620	1,893
Adjustments to reconcile net income to net cash provided by operating activities:
Russia-Ukraine conflict and other charges, net of payments	922	95
Depreciation and amortization	2,203	2,337
Deferred income taxes	(221)	(78)
Share-based compensation	51	63
Working capital:
Accounts receivable	(543)	(388)
Inventory	(144)	(42)
Prepaid and other current assets	(123)	(20)
Payables and accruals	70	39
Contract assets and liabilities, net	243	51
Pension contributions	(19)	(28)
Long-term assets, liabilities and other	74	14
Net cash provided by operating activities	4,133	3,936
Investing
Capital expenditures	(1,475)	(1,506)
Acquisitions, net of cash acquired	(49)	(31)
Divestitures and asset sales, net of cash divested	17	77
Net cash provided by (used for) investing activities	(1,507)	(1,460)
Financing
Short-term debt borrowings (repayments) - net	2,172	1,081
Long-term debt borrowings	2,291	51
Long-term debt repayments	(1,703)	(818)
Issuances of ordinary shares	22	32
Purchases of ordinary shares	(3,329)	(2,082)
Cash dividends - Linde plc shareholders	(1,177)	(1,102)
Noncontrolling interest transactions and other	(35)	(277)
Net cash provided by (used for) financing activities	(1,759)	(3,115)
Effect of exchange rate changes on cash and cash equivalents	(35)	22
Change in cash and cash equivalents	832	(617)
Cash and cash equivalents, beginning-of-period	2,823	3,754
Cash and cash equivalents, end-of-period	$3,655	$3,137

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

2. Russia-Ukraine conflict and Other Charges

2022 Charges

Russia-Ukraine conflict and other charges were $993 million and $989 million ($889 million and $888 million, after tax and noncontrolling interests) for the quarter and six months ended June 30, 2022, respectively.

The following tables summarize the company's pre-tax charges for the quarter and six months ended June 30, 2022:

	Quarter Ended June 30, 2022
(millions of dollars)	Russia deconsolidation charges	Other Russia related charges	Total Russia charges	Merger-related and other charges	Total
Americas	$—	$—	$—	$3	$3
EMEA	733	2	735	49	784
APAC	—	—	—	28	28
Engineering	54	112	166		166
Other		—	—	12	12
Total	$787	$114	$901	$92	$993

	Six Months Ended June 30, 2022
(millions of dollars)	Russia deconsolidation charges	Other Russia related charges	Total Russia charges	Merger-related and other charges	Total
Americas	$—	$—	$—	$3	$3
EMEA	733	2	735	49	784
APAC	—	—	—	24	24
Engineering	54	112	166	—	166
Other		—	—	12	12
Total	$787	$114	$901	$88	$989

Russia-Ukraine Conflict

Deconsolidation of Russian entities

In response to the Russian invasion of Ukraine, multiple jurisdictions, including Europe and the U.S., have imposed several tranches of economic sanctions on Russia. As a result, Linde has reassessed its ability to control its Russian subsidiaries and determined that as of June 30, 2022 it can no longer exercise control over these entities. As such, Linde has deconsolidated its Russian gas and engineering business entities as of June 30, 2022. The deconsolidation of the company's Russian gas and engineering business entities resulted in a loss of $787 million ($730 million after tax) for the quarter and six months ended June 30, 2022.

The fair value of Linde’s Russian subsidiaries was determined using a probability weighted discounted cash flow model, which resulted in the recognition of a $407 million loss on deconsolidation when compared to the carrying value of the entities. This loss is recorded within Russia-Ukraine conflict and other charges in the consolidated statements of income.

Upon deconsolidation an investment was recorded, which represents the fair value of net assets. The company did not receive any consideration, cash or otherwise, as part of the deconsolidation. Linde will maintain its interest in its Russian subsidiaries and will continue to comply with sanctions and government restrictions. The investment will be monitored for impairment in future periods.

Receivables, primarily loans receivable, with newly deconsolidated entities were reassessed for collectability resulting in a write-off of approximately $380 million.

Other Russia related charges

Other charges related specifically to the Russia-Ukraine conflict were $114 million ($84 million after tax) for the quarter and six months ended June 30, 2022, and are primarily comprised of impairments of assets which are maintained by international entities in support of the Russian business.

Merger-related and other charges

Merger related and other charges were $92 million and $88 million ($75 million and $74 million, after tax) for the quarter and six months ended June 30, 2022, respectively, primarily related to the impairment of an equity method investment in the EMEA segment.

Cash Requirements

The total cash requirements of the Russia-Ukraine conflict and other charges incurred during the six months ended June 30, 2022 are expected to be immaterial. Liabilities accrued from prior periods are expected to be paid through 2023. Russia-Ukraine conflict and other charges, net of payments in the condensed consolidated statements of cash flows for the six months ended June 30, 2022 also reflects the impact of cash payments of liabilities accrued as of December 31, 2021.

The following table summarizes the activities related to the company's Russia-Ukraine conflict and other charges for the six months ended June 30, 2022:

(millions of dollars)	Total Russia charges	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Balance, December 31, 2021	$—	$384	$38	$422	$31	$453
2022 Russia-Ukraine conflict and other charges	901	24	14	38	50	989
Less: Cash payments / receipts	—	(64)	(6)	(70)	3	(67)
Less: Non-cash charges	(901)	—	(7)	(7)	(54)	(962)
Foreign currency translation and other	—	(25)	(4)	(29)	(1)	(30)
Balance, June 30, 2022	$—	$319	$35	$354	$29	$383

2021 Charges

Cost reduction programs and other charges were $204 million and $196 million for the quarter and six months ended June 30, 2021, respectively ($198 million and $170 million after tax).

Total cost reduction program related charges were $204 million and $248 million ($150 million and $184 million after tax), for the quarter and six months ended June 30, 2021, respectively, which consisted primarily of severance charges of $182 million and $208 million and other charges of $22 million and $40 million for the quarter and six months ended June 30, 2021, respectively, related to the execution of the company's synergistic actions including location consolidations and business rationalization projects, process harmonization, and associated non-recurring costs.

Merger-related and other charges were flat during the quarter ended June 30, 2021 and a benefit of $52 million for the six months ended June 30, 2021 (charge of $48 million and a benefit of $14 million, after tax). The pre-tax benefit was primarily due to a $52 million gain triggered by a joint venture deconsolidation in the APAC segment.

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
3. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,809 million and $4,425 million at June 30, 2022 and December 31, 2021, respectively, and gross receivables aged greater than one year were $283 million and $329 million at June 30, 2022 and December 31, 2021, respectively. Other receivables were $107 million and $150 million at June 30, 2022 and December 31, 2021, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $4,803 million at June 30, 2022 and $4,499 million at December 31, 2021. Allowances for expected credit losses were $396 million at June 30, 2022 and $405 million at December 31, 2021.  Provisions for expected credit losses were $67 million and $71 million for the six months ended June 30, 2022 and 2021, respectively. The allowance activity in the six months ended June 30, 2022 and 2021 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	June 30, 2022	December 31, 2021
Inventories
Raw materials and supplies	$460	$399
Work in process	321	334
Finished goods	1,005	1,000
Total inventories	$1,786	$1,733

4. Debt
The following is a summary of Linde's outstanding debt at June 30, 2022 and December 31, 2021:

(Millions of dollars)	June 30, 2022	December 31, 2021
SHORT-TERM
Commercial paper	$2,974	$278
Other bank borrowings (primarily non U.S.)	241	885
Total short-term debt	3,215	1,163
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
0.250% Euro denominated notes due 2022 (b) (c)	—	1,137
2.20% Notes due 2022 (e)	—	500
2.70% Notes due 2023	500	500
2.00% Euro denominated notes due 2023 (b)	691	759
5.875% GBP denominated notes due 2023 (b)	381	432
1.20% Euro denominated notes due 2024	576	625
1.875% Euro denominated notes due 2024 (b)	322	356
2.65% Notes due 2025	399	399
1.625% Euro denominated notes due 2025	521	565
0.00% Euro denominated notes due 2026	736	799
3.20% Notes due 2026	725	725
3.434% Notes due 2026	198	197
1.652% Euro denominated notes due 2027	86	94
0.250% Euro denominated notes due 2027	785	850
1.00% Euro denominated notes due 2027 (d)	522	—
1.00% Euro denominated notes due 2028 (b)	761	879
1.10% Notes due 2030	696	696
1.90% Euro denominated notes due 2030	109	118
1.375% Euro denominated notes due 2031 (d)	778	—
0.550% Euro denominated notes due 2032	781	847
0.375% Euro denominated notes due 2033	521	565
1.625% Euro denominated notes due 2035 (d)	828	—
3.55% Notes due 2042	664	664
2.00% Notes due 2050	296	296
1.00% Euro denominated notes due 2051	726	788
Non U.S borrowings	216	243
Other	10	10
	12,828	13,044
Less: current portion of long-term debt	(1,651)	(1,709)
Total long-term debt	11,177	11,335
Total debt	$16,043	$14,207

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)June 30, 2022 and December 31, 2021 included a cumulative $19 million and $42 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 5.
(c)In January 2022, Linde repaid €1.0 billion of 0.250% notes that became due.
(d)In March 2022, Linde issued €500 million of 1.000% notes due 2027, €750 million of 1.375% notes due 2031, and €800 million of 1.625% notes due 2035.
(e)In May 2022, Linde repaid $500 million of 2.20% notes due in August 2022. There was no impact to interest within the consolidated statements of income.
The company maintains a $5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expires March 26, 2024. There are no financial maintenance covenants contained within the credit agreement. No borrowings were outstanding under the credit agreement as of June 30, 2022.

5. Financial Instruments
In its normal operations, Linde is exposed to market risks relating to fluctuations in interest rates, foreign currency exchange rates, and energy and commodity costs. The objective of financial risk management at Linde is to minimize the negative impact of such fluctuations on the company’s earnings and cash flows. To manage these risks, among other strategies, Linde routinely enters into various derivative financial instruments (“derivatives”) including interest-rate swap and treasury rate lock agreements, currency-swap agreements, forward contracts, currency options, and commodity-swap agreements. These instruments are not entered into for trading purposes and Linde only uses commonly traded and non-leveraged instruments.
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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with its principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of June 30, 2022, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2022 and December 31, 2021 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$3,237	$4,427	$12	$22	$15	$17
Forecasted transactions	829	537	11	6	23	11
Cross-currency swaps	66	148	—	21	2	4
Total	$4,132	$5,112	$23	$49	$40	$32
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	335	758	6	14	3	3
Commodity contracts	N/A	N/A	43	49	—	—
Interest rate swaps	839	1,251	—	24	36	—
Total Hedges	$1,174	$2,009	$49	$87	$39	$3
Total Derivatives	$5,306	$7,121	$72	$136	$79	$35

(a)Amounts as at June 30, 2022 and December 31, 2021 included current assets of $69 million and $101 million which are recorded in prepaid and other current assets; long-term assets of $3 million and $35 million which are recorded in other long-term assets; current liabilities of $32 million and $27 million which are recorded in other current liabilities; and long-term liabilities of $47 million and $8 million which are recorded in other long-term liabilities.

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

Net Investment Hedges

As of June 30, 2022, Linde has €7.5 billion ($8.0 billion) Euro-denominated notes and intercompany loans that are designated as hedges of the net investment positions in foreign operations. Since hedge inception, the deferred gain recorded within the cumulative translation adjustment component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income is $679 million (deferred gain of $415 million and $539 million recorded for the quarter and six months ended June 30, 2022).

As of June 30, 2022, Linde has exchange rate movements relating to previously designated hedges that remain in AOCI at a loss of $42 million. These movements will remain in AOCI, until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statement of income.

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

Derivatives' Impact on Consolidated Statements of Income

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(41)	$10	$10	$29
Other balance sheet items	4	3	(8)	7
Total	$(37)	$13	$2	$36

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

The amounts of gain or loss recognized in AOCI and reclassified to the consolidated statement of income was not material for the quarter and six months ended June 30, 2022 and 2021, respectively. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Assets
Derivative assets	$—	$—	$72	$136	$—	$—
Investments and securities*	26	42	—	—	15	20
Total	$26	$42	$72	$136	15	$20

Liabilities
Derivative liabilities	$—	$—	$79	$35	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At June 30, 2022, the estimated fair value of Linde’s long-term debt portfolio was $11,344 million versus a carrying value of $12,828 million. At December 31, 2021, the estimated fair value of Linde’s long-term debt portfolio was $13,219 million versus a carrying value of $13,044 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

7. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Income from continuing operations, Income from discontinued operations and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator (Millions of dollars)
Income from continuing operations	$372	$840	$1,546	$1,819
Income from discontinued operations	—	1	$—	2
Net Income – Linde plc	$372	$841	$1,546	$1,821
Denominator (Thousands of shares)
Weighted average shares outstanding	500,535	518,552	503,626	520,314
Shares earned and issuable under compensation plans	499	398	467	377
Weighted average shares used in basic earnings per share	501,034	518,950	504,093	520,691
Effect of dilutive securities
Stock options and awards	4,235	4,773	4,339	4,689
Weighted average shares used in diluted earnings per share	505,269	523,723	508,432	525,380
Basic earnings per share from continuing operations	$0.74	$1.62	$3.07	$3.49
Basic earnings per share from discontinued operations	—	—	$—	$—
Basic Earnings Per Share	$0.74	$1.62	$3.07	$3.49
Diluted earnings per share from continuing operations	$0.74	$1.60	$3.04	$3.46
Diluted earnings per share from discontinued operations	—	—	$—	$—
Diluted Earnings Per Share	$0.74	$1.60	$3.04	$3.46
There were no antidilutive shares for any period presented.

8. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and six months ended June 30, 2022 and 2021 are shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Amount recognized in Operating Profit
Service cost	$32	$39	$65	$79
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	51	38	104	77
Expected return on plan assets	(132)	(131)	(268)	(262)
Net amortization and deferral	19	44	38	87
	(62)	(49)	(126)	(98)
Net periodic benefit cost (benefit)	$(30)	$(10)	$(61)	$(19)
Components of net periodic benefit expense for other post-retirement plans for the quarter and six months ended June 30, 2022 and 2021 were not material.
Linde estimates that 2022 required contributions to its pension plans will be in the range of $40 million to $50 million, of which $19 million have been made through June 30, 2022.
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
•At June 30, 2022 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $215 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.
•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of $2.2 billion Brazilian reais ($419 million) on White Martins, the Brazil-based subsidiary of Linde Inc. The fine was reduced to $1.7 billion Brazilian reais ($323 million) due to a calculation error made by CADE.

The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE has filed an appeal with the Superior Court of Justice and a decision is pending.
Similarly, on September 1, 2010, CADE imposed a civil fine of $237 million Brazilian reais ($45 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to $188 million Brazilian reais ($36 million) due to a calculation error made by CADE. The fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Seventh Federal Court of Brasilia. CADE filed an appeal with the Superior Court of Justice which was denied. In parallel, CADE filed (i) an appeal with the Supreme Court of Justice, which was denied, and (ii) a subsequent appeal to a panel of the Supreme Court of Justice where a final decision is pending.
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
The table below presents sales and operating profit information about reportable segments and Other for the quarter and six months ended June 30, 2022 and 2021.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
SALES(a)
Americas	$3,518	$3,020	$6,759	$5,860
EMEA	2,144	1,875	4,292	3,674
APAC	1,651	1,544	3,253	2,980
Engineering	644	646	1,372	1,320
Other	500	499	992	993
Total sales	$8,457	$7,584	$16,668	$14,827

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
SEGMENT OPERATING PROFIT
Americas	$910	$871	$1,814	$1,666
EMEA	536	487	1,039	938
APAC	426	389	825	740
Engineering	105	108	248	217
Other	11	(18)	(33)	(36)
Segment operating profit	1,988	1,837	3,893	3,525
Russia-Ukraine conflict and other charges (Note 2)	(993)	(204)	(989)	(196)
Purchase accounting impacts - Linde AG	(406)	(491)	(835)	(974)
Total operating profit	$589	$1,142	$2,069	$2,355

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were $246 million and $477 million for the quarter and six months ended June 30, 2022, respectively, and $234 million and $423 million for the respective 2021 periods.

11. Equity
Equity
A summary of the changes in total equity for the quarter and six months ended June 30, 2022 and 2021 is provided below:

	Quarter Ended June 30,
(Millions of dollars)	2022			2021
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$42,963	$1,414	$44,377	$46,210	$1,410	$47,620
Net income (a)	372	38	410	841	36	877
Other comprehensive income (loss)	(1,528)	(17)	(1,545)	437	9	446
Noncontrolling interests:
Additions (reductions) (b)	—	(53)	(53)	—	7	7
Dividends and other capital changes	—	(29)	(29)	—	(24)	(24)
Dividends to Linde plc ordinary share holders ($1.17 per share in 2022 and $1.06 per share in 2021)	(585)	—	(585)	(549)	—	(549)
Issuances of ordinary shares:
For employee savings and incentive plans	7	—	7	(9)	—	(9)
Purchases of ordinary shares	(1,572)	—	(1,572)	(1,187)	—	(1,187)
Share-based compensation	17	—	17	34	—	34
Balance, end of period	$39,674	$1,353	$41,027	$45,777	$1,438	$47,215

	Six Months Ended June 30,
(Millions of dollars)	2022			2021
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$44,035	$1,393	$45,428	$47,317	$2,252	$49,569
Net income (a)	1,546	74	1,620	1,821	74	1,895
Other comprehensive income (loss)	(1,418)	(29)	(1,447)	(218)	3	(215)
Noncontrolling interests:
Additions (reductions) (b)	—	(49)	(49)	—	(846)	(846)
Dividends and other capital changes	—	(36)	(36)	—	(45)	(45)
Dividends to Linde plc ordinary share holders ($2.34 per share in 2022 and $2.12 per share in 2021)	(1,177)	—	(1,177)	(1,102)	—	(1,102)
Issuances of ordinary shares:
For employee savings and incentive plans	(39)	—	(39)	(11)	—	(11)
Purchases of ordinary shares	(3,324)	—	(3,324)	(2,093)	—	(2,093)
Share-based compensation	51	—	51	63	—	63
Balance, end of period	$39,674	$1,353	$41,027	$45,777	$1,438	$47,215

(a) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarter and six months ended June 30, 2022 and 2021 and which is not part of total equity.
(b) Additions (reductions) for noncontrolling interests for the quarter and six months ended June 30, 2022 includes the impact of deconsolidating the company's Russian gas and engineering business entities (refer to Note 2). Additions (reductions) for noncontrolling interests for the six months ended June 30, 2021 includes the impact from the deconsolidation of a joint venture with operations in APAC.

The components of AOCI are as follows:

	June 30,	December 31,
(Millions of dollars)	2022	2021
Cumulative translation adjustment - net of taxes:
Americas	$(3,928)	$(3,985)
EMEA	(1,384)	94
APAC	(683)	154
Engineering	(338)	24
Other	718	(280)
	(5,615)	(3,993)
Derivatives - net of taxes	147	75
Pension / OPEB (net of $276 million and $305 million tax benefit in June 30, 2022 and December 31, 2021, respectively)	(998)	(1,130)
	$(6,466)	$(5,048)

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
The company’s performance obligations related to merchant customers are generally satisfied at a point in time as the customers receive and obtain control of the product. Revenue is recognized when product is delivered to the customer and the company has the right to invoice the customer in accordance with the contract terms. Any variable components of consideration within merchant contracts are constrained; however, this consideration is not significant.
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
The company’s performance obligations related to packaged gases are satisfied at a point in time. Accordingly, revenue is recognized when product is delivered to the customer or when the customer picks up product from a packaged gas facility or retail store and the company has the right to payment from the customer in accordance with the contract terms. Any variable consideration is constrained and will be recognized when the uncertainty related to the consideration is resolved.
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $78 million and $134 million at June 30, 2022 and December 31, 2021, respectively. Total contract liabilities are $3,806 million at June 30, 2022 (current of $2,933 million and $873 million within other long-term liabilities in the condensed consolidated balance sheets). As of June 30, 2022 Linde has approximately $1.9 billion recorded in contract liabilities related to engineering projects subject to sanctions in Russia. Total contract liabilities were $3,699 million at December 31, 2021 (current contract liabilities of $2,940 million and $759 million in other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the six months ended June 30, 2022 that was included in the contract liability at December 31, 2021 was $913 million. Contract assets and liabilities primarily relate to the Linde Engineering business.
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
Disaggregated Revenue Information
As described above and in Note 18 to Linde plc's 2021 Annual Report on Form 10-K, the company manages its industrial gases business on a geographic basis, while the Engineering and Other businesses are generally managed on a global basis.

Furthermore, the company believes that reporting sales by distribution method by reportable geographic segment best illustrates the nature, timing, type of customer, and contract terms for its revenues, including terms and pricing.
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the six months ended June 30, 2022 and June 30, 2021.

(Millions of dollars)	Quarter Ended June 30, 2022
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$941	$634	$562	$—	$40	$2,177	26%
On-Site	1,049	610	631	—	—	2,290	27%
Packaged Gas	1,473	884	389	—	9	2,755	33%
Other	55	16	69	644	451	1,235	15%
Total	$3,518	$2,144	$1,651	$644	$500	$8,457	100%

(Millions of dollars)	Quarter Ended June 30, 2021
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$821	$556	$551	$—	$43	$1,971	26%
On-Site	774	396	582	—	—	1,752	23%
Packaged Gas	1,369	912	392	—	6	2,679	35%
Other	56	11	19	646	450	1,182	16%
Total	$3,020	$1,875	$1,544	$646	$499	$7,584	100%

(Millions of dollars)	Six Months Ended June 30, 2022
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,815	$1,248	$1,078	$—	$79	$4,220	25%
On-Site	1,931	1,241	1,286	—	—	4,458	27%
Packaged Gas	2,906	1,775	750	—	16	5,447	33%
Other	107	28	139	1,372	897	2,543	15%
Total	$6,759	$4,292	$3,253	$1,372	$992	$16,668	100%

(Millions of dollars)	Six Months Ended June 30, 2021
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,592	$1,087	$1,035	$—	$95	$3,809	26%
On-Site	1,463	788	1,134	—	—	3,385	23%
Packaged Gas	2,701	1,772	753	—	12	5,238	35%
Other	104	27	58	1,320	886	2,395	16%
Total	$5,860	$3,674	$2,980	$1,320	$993	$14,827	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. The company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $51 billion (excludes Russian projects which are impacted by sanctions, refer to footnote 2). This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next five years and the remaining thereafter.

13. Subsequent Events

In July 2022 Linde signed an agreement for the sale of its GIST business. Under the terms of the agreement, the agreed sale price is approximately $275 million, plus potential additional earnouts. The divestment of this non-core business is expected to be completed in the second half of 2022, pending regulatory approvals.

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

    Consolidated Results
The following table provides summary information for the quarters and six months ended June 30, 2022 and 2021. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars, except per share data)	2022	2021	Variance	2022	2021	Variance
Sales	$8,457	$7,584	12%	$16,668	$14,827	12%
Cost of sales, exclusive of depreciation and amortization	$4,940	$4,194	18%	$9,738	$8,248	18%
As a percent of sales	58.4%	55.3%		58.4%	55.6%
Selling, general and administrative	$771	$822	(6)%	$1,573	$1,609	(2)%
As a percent of sales	9.1%	10.8%		9.4%	10.9%
Depreciation and amortization	$1,091	$1,171	(7)%	$2,203	$2,337	(6)%
Russia-Ukraine conflict and other charges (b)	$993	$204	387%	$989	$196	405%
Other income (expense) - net	$(36)	$(17)	(112)%	$(24)	$(13)	(85)%
Operating profit	$589	$1,142	(48)%	$2,069	$2,355	(12)%
Operating margin	7.0%	15.1%		12.4%	15.9%
Interest expense - net	$5	$18	(72)%	$14	$38	(63)%
Net pension and OPEB cost (benefit), excluding service cost	$(62)	$(49)	27%	$(126)	$(98)	29%
Effective tax rate	44.3%	28.5%		30.0%	24.9%
Income from equity investments	$50	$37	35%	$94	$80	18%
Noncontrolling interests from continuing operations	$(38)	$(36)	6%	$(74)	$(74)	—%
Income from continuing operations	$372	$840	(56)%	$1,546	$1,819	(15)%
Diluted earnings per share from continuing operations	$0.74	$1.60	(54)%	$3.04	$3.46	(12)%
Diluted shares outstanding	505,269	523,723	(4)%	508,432	525,380	(3)%
Number of employees	72,438	71,736	1%	72,438	71,736	1%
Adjusted Amounts (a)
Operating profit	$1,988	$1,837	8%	$3,893	$3,525	10%
Operating margin	23.5%	24.2%		23.4%	23.8%
Effective tax rate	24.5%	24.6%		24.4%	24.3%
Income from continuing operations	$1,566	$1,415	11%	$3,066	$2,727	12%
Diluted earnings per share from continuing operations	$3.10	$2.70	15%	$6.03	$5.19	16%
Other Financial Data (a)
EBITDA from continuing operations	$1,730	$2,350	(26)%	$4,366	$4,772	(9)%
As percent of sales	20.5%	31.0%		26.2%	32.2%
Adjusted EBITDA from continuing operations	$2,746	$2,585	6%	$5,409	$5,023	8%
As percent of sales	32.5%	34.1%		32.5%	33.9%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
(b) See Note 2 to the condensed consolidated financial statements.

Reported
In the second quarter of 2022, Linde's sales were $8,457 million, 12% above prior year, primarily driven by 7% price attainment and 2% higher volumes. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, increased sales by 7% in the quarter, with minimal impact on operating profit. Currency translation decreased sales by 5% in the second quarter of 2022 as compared to 2021.

Reported operating profit for the second quarter of 2022 of $589 million, or 7.0% of sales, was 48% below prior year. The reported year-over-year decrease was primarily due to charges relating to the deconsolidation and impairment of Russian subsidiaries resulting from the ongoing war in Ukraine and related sanctions (see Note 2 to the condensed consolidated financial statements) partially offset by higher price and productivity initiatives. The reported effective tax rate ("ETR") was 44.3% in the second quarter 2022 versus 28.5% in the second quarter 2021, driven primarily by the non-deductibility of the charges related to the deconsolidation and impairment of Linde's Russian subsidiaries partially offset by the reversal of a related deferred tax liability. Diluted earnings per share from continuing operations ("EPS") was $0.74, or 54% below EPS of $1.60 in the second quarter of 2021 primarily due to lower income from continuing operations, partially offset by lower diluted shares outstanding.

Adjusted
In the second quarter of 2022, adjusted operating profit of $1,988 million, or 23.5% of sales, was 8% higher as compared to 2021 driven by higher price and productivity initiatives, partially offset by inflation. The adjusted ETR was 24.5% in the second quarter 2022 versus 24.6% in the 2021 quarter. On an adjusted basis, EPS was $3.10, 15% above the 2021 adjusted EPS of $2.70, driven by higher adjusted income from continuing operations and lower diluted shares outstanding.
Outlook

Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2022 vs. 2021
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	2%	2%
Price/Mix	7%	6%
Cost pass-through	7%	7%
Currency	(5)%	(4)%
Acquisitions/divestitures	—%	—%
Engineering	1%	1%
	12%	12%

Sales
Sales increased $873 million, or 12%, for the second quarter of 2022 and increased $1,841 million, or 12% for the six months ended June 30, 2022 versus the respective 2021 periods. Volume growth in all end markets except healthcare and project startups increased sales by 2% in the quarter and year-to-date period. Higher pricing across all geographic segments contributed 7% to sales in the quarter and 6% in the year-to-date period. Currency translation decreased sales by 5% in the quarter and 4% in the year-to-date period, largely in EMEA and APAC, driven by the weakening of the Euro, Australian dollar and British pound against the U.S. dollar. Cost pass-through increased sales by 7% in the quarter and 7% in the year-to-date period with minimal impact on operating profit.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization increased $746 million, or 18%, for the second quarter of 2022 and increased $1,490 million, or 18% for the six months ended June 30, 2022 primarily due to inflation and higher volumes, partially offset by productivity initiatives and currency impacts. Cost of sales, exclusive of depreciation and amortization was 58.4% and 58.4% of sales, respectively, for the second quarter and six months ended June 30, 2022 versus 55.3% and 55.6% of sales for the respective 2021 periods. The increase as a percentage of sales in the quarter and for the six months ended June 30, 2022 was due primarily to higher cost pass-through.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") decreased $51 million, or 6%, for the second quarter of 2022 and decreased $36 million, or 2%, for the six months ended June 30, 2022. SG&A was 9.1% of second quarter sales and 9.4% of sales for the six months ended June 30, 2022 versus 10.8% and 10.9% for the respective 2021 periods. Currency impacts decreased SG&A by approximately $32 million and $50 million for the quarter and six months ended June 30, 2022, respectively. Excluding currency impacts, underlying SG&A decreased in the second quarter of 2022 driven primarily by lower incentive compensation and increased for the six months ended June 30, 2022 due primarily to higher costs.
Depreciation and amortization
Reported depreciation and amortization expense decreased $80 million, or 7%, for the second quarter of 2022 and decreased $134 million, or 6%, for the six months ended June 30, 2022. The decrease is related primarily to lower depreciation and amortization of intangible assets acquired in the merger and currency impacts.
On an adjusted basis, depreciation and amortization decreased $2 million, for the second quarter of 2022 and increased $4 million, for the year-to-date period. Currency impacts decreased depreciation and amortization by $29 million and $45 million, for the quarter and six months ended June 30, 2022, respectively. Excluding currency, underlying depreciation and amortization increased primarily due to new project start ups.
Russia-Ukraine conflict and other charges
Russia-Ukraine conflict and other charges were $993 million and $989 million for the second quarter and six months ended June 30, 2022, respectively, and $204 million and $196 million for the respective 2021 periods. 2022 charges relate primarily to the deconsolidation and impairment of Russian subsidiaries resulting from the ongoing war in Ukraine and related sanctions. 2021 charges relate to cost reduction program and other charges, primarily severance (see Note 2 to the condensed consolidated financial statements).

On an adjusted basis, these costs have been excluded in both periods.

Operating profit
On a reported basis, operating profit decreased $553 million, or 48%, for the second quarter of 2022 and decreased $286 million, or 12%, for the six months ended June 30, 2022. The decrease was primarily due to Russia-Ukraine conflict and other charges, which more than offset growth from higher pricing and productivity initiatives and lower depreciation and amortization driven by merger related intangible assets.
On an adjusted basis, which excludes the impacts of purchase accounting and Russia-Ukraine conflict and other charges, operating profit increased $151 million, or 8% in the 2022 quarter and increased $368 million, or 10%, for the six months ended June 30, 2022. Operating profit growth was driven by higher pricing and productivity initiatives which more than offset inflation during the period. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net decreased $13 million for the second quarter of 2022 and decreased $24 million for the six months ended June 30, 2022. On an adjusted basis, interest expense decreased $19 million for the second quarter of 2022 and decreased $38 million for the six months ended June 30, 2022 versus the respective 2021 periods. The decrease in both periods was driven by a lower effective borrowing rate and higher interest income on cash deposits.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost was a benefit of $62 million and $126 million for the quarter and six months ended June 30, 2022, respectively, versus a benefit of $49 million and $98 million for the respective 2021 periods. The increase in benefit primarily relates to lower amortization of deferred losses, partially offset by higher interest cost reflective of the higher discount rate environment year-over-year.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter and six months ended June 30, 2022 was 44.3% and 30.0%, respectively, versus 28.5% and 24.9% for the respective 2021 periods. The increase is primarily related to the net tax expense resulting from the deconsolidation and impairment of the company’s business in Russia, driven predominantly by the non-deductibility of the impairment charges partially offset by the reversal of a related deferred tax liability. For the quarter and six months ended June 30, 2021, the ETR included net tax charges of $38 million primarily related to $81 million of expense due to a tax rate increase in the United Kingdom partially offset by a tax settlement benefit of $33 million (see Note 2 to the condensed consolidated financial statements).
On an adjusted basis, the ETR for the quarter and six months ended June 30, 2022 was 24.5% and 24.4%, respectively, versus 24.6% and 24.3% for the respective 2021 periods.
Income from equity investments
Reported income from equity investments for the second quarter of 2022 and six months ended June 30, 2022 was $50 million and $94 million, respectively, versus $37 million and $80 million for the respective 2021 periods. On an adjusted basis, income from equity investments for the second quarter and six months ended June 30, 2022 was $69 million and $133 million, respectively, versus $56 million and $118 million in the prior year respective periods. The increase on both basis was primarily driven by the overall performance of investments in APAC.
Noncontrolling interests from continuing operations
At June 30, 2022, noncontrolling interests from continuing operations consisted primarily of non-controlling shareholders' investments in APAC (primarily China).
Reported noncontrolling interests from continuing operations increased $2 million for the second quarter of 2022 and was flat for the six months ended June 30, 2022, versus the respective 2021 periods.
Income from continuing operations
Reported income from continuing operations decreased $468 million, or 56%, for the second quarter of 2022 and decreased $273 million, or 15%, for the six months ended June 30, 2022 versus the respective 2021 periods, primarily due to lower overall operating profit.
On an adjusted basis, which excludes the impacts of purchase accounting and Russia-Ukraine conflict and other charges, income from continuing operations increased $151 million, or 11%, for the quarter and increased $339 million, or 12%, for the six months ended June 30, 2022 versus the respective 2021 periods. The increase was driven by higher overall adjusted operating profit.
Diluted earnings per share from continuing operations
Reported diluted earnings per share from continuing operations decreased $0.86, or 54%, for the second quarter of 2022 and decreased $0.42, or 12%, for the six months ended June 30, 2022 versus the comparable 2021 periods. The decrease was primarily due to lower income from continuing operations, partially offset by lower diluted shares outstanding.

On an adjusted basis, diluted EPS for the second quarter of 2022 increased $0.40, or 15%, and increased $0.84, or 16% for the six months ended June 30, 2022 versus the respective 2021 periods. The increase was primarily due to higher adjusted income from continuing operations and lower diluted shares outstanding.
Employees
The number of employees at June 30, 2022 was 72,438, an increase of 702 employees from June 30, 2021, driven primarily by the Americas.
Other Financial Data
EBITDA was $1,730 million for the second quarter of 2022 as compared to $2,350 million in the respective 2021 period. EBITDA was $4,366 million for the six months ended June 30, 2022 as compared to $4,772 million in the respective 2021 period. The decrease in both periods was driven by lower income from continuing operations plus depreciation and amortization versus the prior periods.
Adjusted EBITDA from continuing operations increased to $2,746 million for the second quarter 2022 from $2,585 million in the respective 2021 period. Adjusted EBITDA from continuing operations increased to $5,409 million from $5,023 million for the six months ended June 30, 2022 as compared to the respective 2021 period primarily due to higher adjusted income from continuing operations plus depreciation and amortization versus the prior period.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive losses for the second quarter of 2022 and six months ended June 30, 2022 were $1,545 million and $1,447 million, respectively, resulting primarily from currency translation adjustments of $1,699 million and $1,651 million during the quarter and year-to-date periods, respectively. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 11 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statements of Income.

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
SALES
Americas	$3,518	$3,020	16%	$6,759	$5,860	15%
EMEA	2,144	1,875	14%	4,292	3,674	17%
APAC	1,651	1,544	7%	3,253	2,980	9%
Engineering	644	646	—%	1,372	1,320	4%
Other	500	499	—%	992	993	—%
Total sales	$8,457	$7,584	12%	$16,668	$14,827	12%

SEGMENT OPERATING PROFIT
Americas	$910	$871	4%	$1,814	$1,666	9%
EMEA	536	487	10%	1,039	938	11%
APAC	426	389	10%	825	740	11%
Engineering	105	108	(3)%	248	217	14%
Other	11	(18)	161%	(33)	(36)	8%
Segment operating profit	$1,988	$1,837	8%	$3,893	$3,525	10%
Reconciliation to reported operating profit:
Russia-Ukraine conflict and other charges (Note 2)	(993)	(204)		(989)	(196)
Purchase accounting impacts - Linde AG	(406)	(491)		(835)	(974)
Total operating profit	$589	$1,142		$2,069	$2,355

Americas

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
Sales	$3,518	$3,020	16%	$6,759	$5,860	15%

Operating profit	$910	$871	4%	$1,814	$1,666	9%
As a percent of sales	25.9%	28.8%		26.8%	28.4%

	Quarter Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2021 vs. 2020
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	3%	4%
Price/Mix	6%	5%
Cost pass-through	7%	6%
Currency	—%	—%
Acquisitions/divestitures	—%	—%
	16%	15%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.

Sales
Sales for the Americas segment increased $498 million, or 16%, for the second quarter and increased $899 million, or 15%, for the six months ended June 30, 2022 versus the respective 2021 periods. Higher pricing contributed 6% to sales in the quarter and 5% in the year-to-date period. Higher volumes increased sales by 3% for the second quarter and increased 4% for the six months ended June 30, 2022, driven by higher demand across all end markets except healthcare, led by chemicals and energy and manufacturing. Cost pass-through increased sales by 7% for the second quarter and increased 6% for the six months ended June 30, 2022 with minimal impact on operating profit. The impact of currency translation in the quarter and year-to-date period was not significant.
Operating profit
Operating profit in the Americas segment increased $39 million, or 4%, in the second quarter and increased $148 million, or 9%, for the six months ended June 30, 2022 versus the respective 2021 periods, driven primarily by higher pricing and continued productivity initiatives which more than offset inflation during the quarter and year-to-date period. The 2022 second quarter includes a one-time charge that is negatively impacting operating margin by approximately 100 basis points.
EMEA

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
Sales	$2,144	$1,875	14%	$4,292	$3,674	17%

Operating profit	$536	$487	10%	$1,039	$938	11%
As a percent of sales	25.0%	26.0%		24.2%	25.5%

	Quarter Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2022 vs. 2021
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(1)%	(1)%
Price/Mix	12%	11%
Cost pass-through	14%	15%
Currency	(11)%	(8)%
Acquisitions/divestitures	—%	—%
	14%	17%
The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom.

Sales
EMEA segment sales increased by $269 million, or 14%, in the second quarter and increased $618 million, or 17%, for the six months ended June 30, 2022 as compared to the respective 2021 periods. Cost pass-through contributed 14% to sales in the quarter and 15% in the year-to-date period, with minimal impact on operating profit, while higher price attainment increased sales by 12% in the quarter and 11% in the year-to-date period. Volumes decreased 1% in both quarter and year to date period. Currency translation decreased sales by 11% in the quarter and 8% in the year-to-date period, due largely to the weakening of the Euro and British pound against the U.S. Dollar.
Linde has deconsolidated its Russian gas business as of June 30, 2022 which contributed $70 million and $128 million to sales in the second quarter and six months ended June 30, 2022, respectively (see Note 2 to the condensed consolidated financial statements). Sales in Ukraine are immaterial.
Operating Profit
Operating profit for the EMEA segment increased by $49 million, or 10%, in the second quarter and increased $101 million, or 11%, for the six months ended June 30, 2022 as compared to the respective 2021 periods, driven largely by higher pricing and continued productivity initiatives which more than offset inflation during the quarter and year-to-date period.
APAC

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
Sales	$1,651	$1,544	7%	$3,253	$2,980	9%

Operating profit	$426	$389	10%	$825	$740	11%
As a percent of sales	25.8%	25.2%		25.4%	24.8%

	Quarter Ended June 30, 2022 vs. 2021	Six Months Ended June 30,
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/Equipment	3%	5%
Price/Mix	5%	4%
Cost pass-through	4%	4%
Currency	(5)%	(4)%
Acquisitions/divestitures	—%	—%
	7%	9%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.

Sales
Sales for the APAC segment increased $107 million, or 7%, for the second quarter and increased $273 million, or 9%, for the six months ended June 30, 2022 versus the respective 2021 periods. Volumes increased 3% in the quarter and 5% in the year-to-date period driven by project start-ups in the electronics and chemicals and energy end markets. Higher pricing contributed 5% to sales in the quarter and 4% to sales in the year-to-date period. Cost pass-through contributed 4% to sales in the quarter and year-to-date period with minimal impact on operating profit. Currency translation decreased sales by 5% in quarter and 4% in the year-to-date period driven primarily by the weakening of the Australian dollar, Korean won and Chinese Yuan against the U.S. Dollar.
Operating profit
Operating profit in the APAC segment increased $37 million, or 10%, in the second quarter and increased $85 million , or 11%, for the six months ended June 30, 2022 versus the respective 2021 periods driven by higher volumes and pricing and continued productivity initiatives which more than offset the impact of inflation during the quarter and year-to-date period.
Engineering

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
Sales	$644	$646	—%	$1,372	$1,320	4%

Operating profit	$105	$108	(3)%	$248	$217	14%
As a percent of sales	16.3%	16.7%		18.1%	16.4%

	Quarter Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2022 vs. 2021
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	10%	11%
Currency	(10)%	(7)%
	—%	4%
Sales
Engineering segment sales decreased $2 million in the second quarter and increased $52 million, or 4%, in the six months ended June 30, 2022 as compared to the respective 2021 periods driven primarily by project timing, offset by currency impacts which decreased sales by 10% in the quarter and 7% in the year-to-date period.
Projects for Russia that are currently sanctioned represent approximately $300 million and $650 million of the Engineering segment sales during the second quarter and six months ended June 30, 2022.

Operating profit
Engineering segment operating profit decreased, $3 million, or 3%, in the second quarter and increased $31 million, or 14%, for the six months ended June 30, 2022 as compared to the respective 2021 periods driven primarily by project timing.

Other

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
Sales	$500	$499	—%	$992	$993	—%

Operating profit (loss)	$11	$(18)	161%	$(33)	$(36)	8%
As a percent of sales	2.2%	(3.6)%		(3.3)%	(3.6)%

	Quarter Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2022 vs. 2021
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/price	6%	3%
Cost pass-through	—%	1%
Currency	(6)%	(4)%
Acquisitions/divestitures	—%	—%
	—%	—%

Other consists of corporate costs and a few smaller businesses including: Surface Technologies, GIST and global helium wholesale; which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other increased $1 million for the second quarter and decreased $1 million for the six months ended June 30, 2022 versus the respective 2021 periods. Currency translation decreased sales by 6% in the quarter and decreased 4% in the year-to-date period. Underlying sales increased 6% in the quarter and 3% for the year-to-date period driven by higher aviation and electronic sales in the coatings business. Cost pass-through increased sales by 1% in the year-to-date period.
Operating profit
Operating profit in Other increased $29 million, or 161% in the second quarter and increased $3 million, or 8%, in the six months ended June 30, 2022 versus the respective 2021 periods, due primarily to lower corporate costs in the quarter which were largely offset by higher sourcing costs in the global helium business in the year-to-date period.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2022 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2022	2021	2022	2021
Euro	22%	0.91	0.83	0.95	0.88
Chinese yuan	8%	6.47	6.47	6.70	6.36
British pound	7%	0.77	0.72	0.82	0.74
Australian dollar	4%	1.39	1.30	1.45	1.38
Brazilian real	4%	5.06	5.38	5.26	5.58
Canadian dollar	3%	1.27	1.25	1.29	1.26
Korean won	3%	1,231	1,117	1,299	1,189
Mexican peso	2%	20.26	20.18	20.12	20.53
Indian rupee	2%	76.17	73.32	78.98	74.34
South African rand	2%	15.39	14.53	16.28	15.94
Swedish krona	1%	9.58	8.41	10.22	9.05
Thailand bhat	1%	33.69	30.80	35.30	33.40

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six months ended June 30,
	2022	2021
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,620	$1,893
Non-cash charges (credits):
Add: Depreciation and amortization	2,203	2,337
Add: Deferred income taxes	(221)	(78)
Add: Share-based compensation	51	63
Add: Russia-Ukraine conflict and other charges, net of payments (a)	922	95
Net income adjusted for non-cash charges	4,575	4,310
Less: Working capital	(497)	(360)
Less: Pension contributions	(19)	(28)
Other	74	14
Net cash provided by operating activities	$4,133	$3,936
INVESTING ACTIVITIES
Capital expenditures	(1,475)	(1,506)
Acquisitions, net of cash acquired	(49)	(31)
Divestitures and asset sales	17	77
Net cash provided by (used for) investing activities	$(1,507)	$(1,460)
FINANCING ACTIVITIES
Debt increase (decrease) - net	2,760	314
Issuances (purchases) of common stock - net	(3,307)	(2,050)
Cash dividends - Linde plc shareholders	(1,177)	(1,102)
Noncontrolling interest transactions and other	(35)	(277)
Net cash provided by (used for) financing activities	$(1,759)	$(3,115)

Effect of exchange rate changes on cash and cash equivalents	$(35)	$22
Cash and cash equivalents, end-of-period	$3,655	$3,137

(a) See Note 2 to the condensed consolidated financial statements.

Cash Flow from Operations

Cash provided by operations of $4,133 million for the six months ended June 30, 2022 increased $197 million, or 5%, versus 2021. The increase was driven primarily by higher net income adjusted for non-cash charges, partially offset by higher working capital requirements. Russia-Ukraine conflict and other charges were $989 million and $196 million, respectively, for the six months ended June 30, 2022 and 2021. Related cash outflows were $67 million and $101 million for the same respective periods.

Linde estimates that total 2022 required contributions to its pension plans will be in the range of $40 million to $50 million, of which $19 million has been made through June 30, 2022.

As of June 30, 2022, Linde has approximately $1.9 billion recorded in contract liabilities within the condensed consolidated balance sheet related to engineering projects in Russia. Any obligation to satisfy the related residual contract liabilities may have an adverse effect on Linde’s cash flows.

Investing

Net cash used for investing of $1,507 million for the six months ended June 30, 2022 increased $47 million versus 2021, as higher acquisition spend and lower proceeds from asset disposals and divestitures were largely offset by lower capital expenditures.

Capital expenditures for the six months ended June 30, 2022 were $1,475 million, $31 million lower than the prior year.

At June 30, 2022, Linde's sale of gas backlog of large projects under construction was approximately $3.6 billion. This represents the total estimated capital cost of large plants under construction.

Acquisitions for the six months ended June 30, 2022 and 2021 were $49 million and $31 million, respectively, and related primarily to acquisitions in EMEA. Divestitures and asset sales for the six months ended June 30, 2022 and 2021 were $17 million and $77 million, respectively.

Financing

Cash used by financing activities was $1,759 million for the six months ended June 30, 2022 as compared to cash used for financing activities of $3,115 million for the six months ended June 30, 2021. Cash provided by debt was $2,760 million versus $314 million in 2021 driven by higher commercial paper borrowings and debt issuances in 2022. In January 2022, Linde repaid €1.0 billion of 0.250% notes that became due. In March 2022, Linde issued €500 million of 1.000% notes due 2027, €750 million of 1.375% notes due 2031, and €800 million of 1.625% notes due 2035. In May 2022, Linde repaid $500 million of 2.20% notes due in August 2022.

Net purchases of ordinary shares were $3,307 million in 2022 versus $2,050 million in 2021. On February 28, 2022, the company’s Board of Directors approved the additional repurchase of $10.0 billion of its ordinary shares. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends of $1,177 million increased $75 million from 2021 driven primarily by a 10% increase in quarterly dividends per share from $1.06 per share to $1.17 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $35 million for the six months ended June 30, 2022 versus cash used of $277 million for the respective 2021 period due to the settlement of the buyout of minority interests in the Republic of South Africa in January of 2021.

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world. The company had $3.7 billion of cash as of June 30, 2022, and has a $5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreement as of June 30, 2022. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted Operating Profit and Operating Margin
Reported operating profit	$589	$1,142	$2,069	$2,355
Add: Russia-Ukraine conflict and other charges	993	204	989	196
Add: Purchase accounting impacts - Linde AG (c)	406	491	835	974
Total adjustments	1,399	695	1,824	1,170
Adjusted operating profit	$1,988	$1,837	$3,893	$3,525

Reported percentage change	(48)%	93%	(12)%	78%
Adjusted percentage change	8%	39%	10%	32%

Reported sales	$8,457	$7,584	$16,668	$14,827

Reported operating margin	7.0%	15.1%	12.4%	15.9%
Adjusted operating margin	23.5%	24.2%	23.4%	23.8%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$1,091	$1,171	$2,203	$2,337
Less: Purchase accounting impacts - Linde AG (c)	(401)	(479)	(819)	(957)
Adjusted depreciation and amortization	$690	$692	$1,384	$1,380

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$(36)	$(17)	$(24)	$(13)
Less: Purchase accounting impacts - Linde AG (c)	(5)	(12)	(16)	(17)
Adjusted Other Income (Expense) - net	$(31)	$(5)	$(8)	$4

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(62)	$(49)	$(126)	$(98)
Add: Pension settlement charges	—	—	—	—
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(62)	$(49)	$(126)	$(98)

Adjusted Interest Expense - Net
Reported interest expense - net	$5	$18	$14	$38
Add: Purchase accounting impacts - Linde AG (c)	9	15	19	33
Adjusted interest expense - net	$14	$33	$33	$71

Adjusted Income Taxes (a)
Reported income taxes	$286	$334	$655	$602
Add: Purchase accounting impacts - Linde AG (c)	108	116	216	234
Add: Pension settlement charges	—	—	—	—
Add: Russia-Ukraine conflict and other charges	104	6	101	26
Total adjustments	212	122	317	260
Adjusted income taxes	$498	$456	$972	$862

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$646	$1,173	$2,181	$2,415
Add: Pension settlement charge	—	—	—	—
Add: Purchase accounting impacts - Linde AG (c)	397	476	816	941
Add: Russia-Ukraine conflict and other charges	993	204	989	196
Total adjustments	1,390	680	1,805	1,137
Adjusted income before income taxes and equity investments	$2,036	$1,853	$3,986	$3,552

Reported Income taxes	$286	$334	$655	$602
Reported effective tax rate	44.3%	28.5%	30.0%	24.9%

Adjusted income taxes	$498	$456	$972	$862
Adjusted effective tax rate	24.5%	24.6%	24.4%	24.3%

Income from Equity Investments
Reported income from equity investments	$50	$37	$94	$80
Add: Purchase accounting impacts - Linde AG (c)	—	—	—	—
Add: Russia-Ukraine conflict and other charges (e)	19	19	39	38
Adjusted income from equity investments	$69	$56	$133	$118

Adjusted Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(38)	$(36)	$(74)	$(74)
Add: Purchase accounting impacts - Linde AG (c)	(3)	(2)	(7)	(7)
Adjusted noncontrolling interests from continuing operations	$(41)	$(38)	$(81)	$(81)

Adjusted Income from Continuing Operations (b)
Reported income from continuing operations	$372	$840	$1,546	$1,819
Add: Pension settlement charge	—	—	—	—
Add: Russia-Ukraine conflict and other charges	889	198	888	170
Add: Purchase accounting impacts - Linde AG (c)	305	377	632	738
Total adjustments	1,194	575	1,520	908
Adjusted income from continuing operations	$1,566	$1,415	$3,066	$2,727

Adjusted Diluted EPS from Continuing Operations (b)
Reported diluted EPS from continuing operations	$0.74	$1.60	$3.04	$3.46
Add: Pension settlement charge	—	—	—	—
Add: Russia-Ukraine conflict and other charges	1.76	0.38	1.75	0.32
Add: Purchase accounting impacts - Linde AG (c)	0.60	0.72	1.24	1.41
Total adjustments	2.36	1.10	2.99	1.73
Adjusted diluted EPS from continuing operations	$3.10	$2.70	$6.03	$5.19

Reported percentage change	(54)%	84%	(12)%	79%
Adjusted percentage change	15%	42%	16%	37%

Adjusted EBITDA and % of Sales
Income from continuing operations	$372	$840	$1,546	$1,819
Add: Noncontrolling interests related to continuing operations	38	36	74	74
Add: Net pension and OPEB cost (benefit), excluding service cost	(62)	(49)	(126)	(98)
Add: Interest expense	5	18	14	38
Add: Income taxes	286	334	655	602
Add: Depreciation and amortization	1,091	1,171	2,203	2,337
EBITDA from continuing operations	$1,730	$2,350	$4,366	$4,772
Add: Russia-Ukraine conflict and other charges	993	204	989	196
Add: Purchase accounting impacts - Linde AG (c)	23	31	54	55
Total adjustments	1,016	235	1,043	251
Adjusted EBITDA from continuing operations	$2,746	$2,585	$5,409	$5,023

Reported sales	$8,457	$7,584	$16,668	$14,827
% of sales
EBITDA from continuing operations	20.5%	31.0%	26.2%	32.2%
Adjusted EBITDA from continuing operations	32.5%	34.1%	32.5%	33.9%

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

	June 30, 2022	December 31, 2021
(Millions of dollars)
Debt	$16,043	$14,207
Less: cash and cash equivalents	(3,655)	(2,823)
Net debt	12,388	11,384
Less: purchase accounting impacts - Linde AG	(38)	(61)
Adjusted net debt	$12,350	$11,323

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

(Millions of dollars)
Statement of Income Data	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2021
Sales	$4,373	$7,767
Operating profit	300	973
Net income	75	721
Transactions with non-guarantor subsidiaries	721	2,067

Balance Sheet Data (at period end)
Current assets (a)	$7,607	$5,826
Long-term assets (b)	13,849	15,928
Current liabilities (c)	10,846	8,853
Long-term liabilities (d)	43,887	42,860

(a) From current assets above, amount due from non-guarantor subsidiaries	$4,974	$4,209
(b) From long-term assets above, amount due from non-guarantor subsidiaries	1,872	3,257
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,498	1,304
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	29,453	28,142

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended June 30, 2022 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1,2) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1) (Millions)
April 2022	1,535	$316.40	1,535	$8,257
May 2022	2,196	$310.10	2,196	$7,576
June 2022	1,323	$305.97	1,323	$7,171
Second Quarter 2022	5,054	$310.93	5,054	$7,171

(1) On February 28, 2022, the company's board of directors approved the repurchase of $10.0 billion of its ordinary shares ("2022 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2022 program has a maximum repurchase amount of 15% of outstanding shares, began on March 1, 2022 and expires on July 31, 2024.

As of June 30, 2022, the company repurchased $2.8 billion of its ordinary shares pursuant to the 2022 program. As of June 30, 2022, $7.2 billion of share repurchases remain authorized under the 2022 program.

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

Linde plc

(Registrant)

Date: July 28, 2022	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer