Form 10-Q
period 2022-09-30
LINDE PLC
filed 2022-10-27
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At September 30, 2022, 494,379,532 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2022	2021
Sales	$8,797	$7,668
Cost of sales, exclusive of depreciation and amortization	5,285	4,368
Selling, general and administrative	770	793
Depreciation and amortization	1,045	1,163
Research and development	35	36
Russia-Ukraine conflict and other charges	15	26
Other income (expense) - net	(34)	10
Operating Profit	1,613	1,292
Interest expense - net	18	8
Net pension and OPEB cost (benefit), excluding service cost	(53)	(45)
Income From Continuing Operations Before Income Taxes and Equity Investments	1,648	1,329
Income taxes on continuing operations	391	321
Income From Continuing Operations Before Equity Investments	1,257	1,008
Income from equity investments	43	1
Income From Continuing Operations (Including Noncontrolling Interests)	1,300	1,009
Income from discontinued operations, net of tax	—	1
Net Income (Including Noncontrolling Interests)	1,300	1,010
Less: noncontrolling interests from continuing operations	(27)	(31)
Net Income – Linde plc	$1,273	$979

Net Income – Linde plc
Income from continuing operations	$1,273	$978
Income from discontinued operations	$—	$1

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$2.56	$1.90
Basic earnings per share from discontinued operations	—	—
Basic earnings per share	$2.56	$1.90
Diluted earnings per share from continuing operations	$2.54	$1.88
Diluted earnings per share from discontinued operations	—	—
Diluted earnings per share	$2.54	$1.88

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	497,186	515,169
Diluted shares outstanding	501,151	520,079

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Sales	$25,465	$22,495
Cost of sales, exclusive of depreciation and amortization	15,023	12,616
Selling, general and administrative	2,343	2,402
Depreciation and amortization	3,248	3,500
Research and development	107	105
Russia-Ukraine conflict and other charges	1,004	222
Other income (expense) - net	(58)	(3)
Operating Profit	3,682	3,647
Interest expense - net	32	46
Net pension and OPEB cost (benefit), excluding service cost	(179)	(143)
Income From Continuing Operations Before Income Taxes and Equity Investments	3,829	3,744
Income taxes on continuing operations	1,046	923
Income From Continuing Operations Before Equity Investments	2,783	2,821
Income from equity investments	137	81
Income From Continuing Operations (Including Noncontrolling Interests)	2,920	2,902
Income from discontinued operations, net of tax	—	3
Net Income (Including Noncontrolling Interests)	2,920	2,905
Less: noncontrolling interests from continuing operations	(101)	(105)
Net Income – Linde plc	$2,819	$2,800

Net Income – Linde plc
Income from continuing operations	$2,819	$2,797
Income from discontinued operations	$—	$3

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$5.62	$5.39
Basic earnings per share from discontinued operations	—	0.01
Basic earnings per share	$5.62	$5.40
Diluted earnings per share from continuing operations	$5.57	$5.34
Diluted earnings per share from discontinued operations	—	0.01
Diluted earnings per share	$5.57	$5.35

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	501,743	518,802
Diluted shares outstanding	506,012	523,662

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,
	2022	2021
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,300	$1,010

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,769)	(823)
Reclassification to net income	24	—
Income taxes	2	4
Translation adjustments	(1,743)	(819)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	66	52
Reclassifications to net income	24	43
Income taxes	(19)	(28)
Funded status - retirement obligations	71	67
Derivative instruments (Note 5):
Current unrealized gain (loss)	60	64
Reclassifications to net income	(54)	(25)
Income taxes	(2)	(10)
Derivative instruments	4	29
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,668)	(723)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	(368)	287
Less: noncontrolling interests	15	(18)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$(353)	$269

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$2,920	$2,905

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(3,279)	(1,068)
Reclassification to net income	(110)	(52)
Income taxes	(5)	(4)
Translation adjustments	(3,394)	(1,124)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	188	53
Reclassifications to net income	62	130
Income taxes	(47)	(53)
Funded status - retirement obligations	203	130
Derivative instruments (Note 5):
Current unrealized gain (loss)	170	104
Reclassifications to net income	(74)	(30)
Income taxes	(20)	(18)
Derivative instruments	76	56
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(3,115)	(938)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	(195)	1,967
Less: noncontrolling interests	(30)	(95)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$(225)	$1,872

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$3,756	$2,823
Accounts receivable - net	4,599	4,499
Contract assets	104	134
Inventories	1,855	1,733
Prepaid and other current assets	889	970
Total Current Assets	11,203	10,159
Property, plant and equipment - net	22,586	26,003
Goodwill	24,565	27,038
Other intangible assets - net	11,810	13,802
Other long-term assets	4,159	4,603
Total Assets	$74,323	$81,605
Liabilities and equity
Accounts payable	$3,067	$3,503
Short-term debt	3,179	1,163
Current portion of long-term debt	1,551	1,709
Contract liabilities	2,902	2,940
Other current liabilities	4,362	4,328
Total Current Liabilities	15,061	13,643
Long-term debt	10,608	11,335
Other long-term liabilities	9,715	11,186
Total Liabilities	35,384	36,164
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity:
Ordinary shares,€0.001 par value, authorized 1,750,000,000 shares, 2022 and 2021 issued: 552,012,862 ordinary shares	1	1
Additional paid-in capital	40,011	40,180
Retained earnings	19,845	18,710
Accumulated other comprehensive income (loss) (Note 11)	(8,094)	(5,048)
Less: Treasury shares, at cost (2022 – 57,633,330 shares and 2021 – 43,331,983 shares)	(14,135)	(9,808)
Total Linde plc Shareholders’ Equity	37,628	44,035
Noncontrolling interests	1,298	1,393
Total Equity	38,926	45,428
Total Liabilities and Equity	$74,323	$81,605

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$2,819	$2,800
Less: Income from discontinued operations, net of tax and noncontrolling interests	—	(3)
Add: Noncontrolling interests from continuing operations	101	105
Income from continuing operations (including noncontrolling interests)	2,920	2,902
Adjustments to reconcile net income to net cash provided by operating activities:
Russia-Ukraine conflict and other charges, net of payments	909	83
Depreciation and amortization	3,248	3,500
Deferred income taxes	(412)	(184)
Share-based compensation	78	95
Working capital:
Accounts receivable	(572)	(539)
Inventory	(300)	(77)
Prepaid and other current assets	(111)	(25)
Payables and accruals	376	131
Contract assets and liabilities, net	369	530
Pension contributions	(44)	(32)
Long-term assets, liabilities and other	308	108
Net cash provided by operating activities	6,769	6,492
Investing
Capital expenditures	(2,237)	(2,247)
Acquisitions, net of cash acquired	(110)	(31)
Divestitures, net of cash divested and asset sales	140	147
Net cash provided by (used for) investing activities	(2,207)	(2,131)
Financing
Short-term debt borrowings (repayments) - net	2,229	369
Long-term debt borrowings	2,291	2,260
Long-term debt repayments	(1,725)	(821)
Issuances of ordinary shares	24	39
Purchases of ordinary shares	(4,478)	(3,251)
Cash dividends - Linde plc shareholders	(1,758)	(1,648)
Noncontrolling interest transactions and other	(62)	(319)
Net cash provided by (used for) financing activities	(3,479)	(3,371)
Effect of exchange rate changes on cash and cash equivalents	(150)	(44)
Change in cash and cash equivalents	933	946
Cash and cash equivalents, beginning-of-period	2,823	3,754
Cash and cash equivalents, end-of-period	$3,756	$4,700

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

2. Russia-Ukraine Conflict and Other Charges

2022 Charges

Other charges were $15 million (benefit of $10 million, after tax) for the quarter ended September 30, 2022 and primarily related to the sale of the GIST business. Total Russia-Ukraine conflict and other charges were $1,004 million ($878 million, after tax and noncontrolling interests) for the nine months ended September 30, 2022, largely attributable to the Russia-Ukraine conflict.

The following tables summarize the company's pre-tax charges for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
(millions of dollars)	Russia deconsolidation charges	Other Russia related charges	Total Russia charges	Merger-related and other charges	Total
Americas	$—	$—	$—	$3	$3
EMEA	733	2	735	49	784
APAC	—	—	—	29	29
Engineering	54	112	166	(9)	157
Other	—	—	—	31	31
Total	$787	$114	$901	$103	$1,004

Russia-Ukraine Conflict

Deconsolidation of Russian entities

In response to the Russian invasion of Ukraine, multiple jurisdictions, including Europe and the U.S., have imposed several tranches of economic sanctions on Russia. As a result, Linde reassessed its ability to control its Russian subsidiaries and determined that as of June 30, 2022 it can no longer exercise control over these entities. As such, Linde deconsolidated its Russian gas and engineering business entities as of June 30, 2022. The deconsolidation of the company's Russian gas and engineering business entities resulted in a loss of $787 million ($730 million after tax) during the second quarter.

The fair value of Linde’s Russian subsidiaries was determined using a probability weighted discounted cash flow model, which resulted in the recognition of a $407 million loss on deconsolidation when compared to the carrying value of the entities. This loss is recorded within Russia-Ukraine conflict and other charges in the consolidated statements of income.

Upon deconsolidation an investment was recorded, which represents the fair value of net assets. The company did not receive any consideration, cash or otherwise, as part of the deconsolidation. Linde will maintain its interest in its Russian subsidiaries and will continue to comply with sanctions and government restrictions as it continues to develop divestiture options. The investment will be monitored for impairment in future periods.

Receivables, primarily loans receivable, with newly deconsolidated entities were reassessed for collectability resulting in a write-off of approximately $380 million.

Other Russia related charges

Other charges related specifically to the Russia-Ukraine conflict were $114 million ($84 million after tax) for the nine months ended September 30, 2022, and are primarily comprised of impairments of assets which are maintained by international entities in support of the Russian business.

Merger-related and other charges

Merger related and other charges were $15 million for the quarter ended September 30, 2022, primarily related to the sale of the GIST business. On September 30, 2022, Linde completed the sale of its GIST business. The total consideration for the sale was $292 million, $184 million of which was paid in cash with the remaining $108 million to be paid in future periods. The sale of the GIST business resulted in a loss of $21 million (benefit of $3 million, after tax) recorded within the Russia-Ukraine conflict and other charges in the consolidated statement of income.

Merger related and other charges were $103 million for the nine months ended September 30, 2022, primarily related to the impairment of an equity method investment in the EMEA segment.

Cash Requirements

The total cash requirements of the Russia-Ukraine conflict and other charges incurred during the nine months ended September 30, 2022 are expected to be immaterial. Liabilities accrued are expected to be paid through 2023. Russia-Ukraine conflict and other charges, net of payments in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 also reflects the impact of cash payments of liabilities accrued as of December 31, 2021.

The following table summarizes the activities related to the company's Russia-Ukraine conflict and other charges for the nine months ended September 30, 2022:

(millions of dollars)	Total Russia charges	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total
Balance, December 31, 2021	$—	$384	$38	$422	$31	$453
2022 Russia-Ukraine conflict and other charges	901	30	16	46	57	1,004
Less: Cash payments / receipts		(99)	(15)	(114)	19	(95)
Less: Non-cash charges	(901)	—	(7)	(7)	(76)	(984)
Foreign currency translation and other	—	(41)	(5)	(46)	(3)	(49)
Balance, September 30, 2022	$—	$274	$27	$301	$28	$329

2021 Charges

Cost reduction programs and other charges were $26 million and $222 million for the quarter and nine months ended September 30, 2021, respectively ($58 million and $228 million after tax).

Total cost reduction program related charges were $29 million and $277 million ($25 million and $209 million after tax), for the quarter and nine months ended September 30, 2021, respectively. These expenses consisted primarily of severance charges of $20 million and $228 million and other charges of $9 million and $49 million for the quarter and nine months ended September 30, 2021, respectively, related to the execution of the company's synergistic actions including location consolidations and business rationalization projects, process harmonization, and associated non-recurring costs.

Merger-related and other charges were benefits of $3 million and $55 million for the quarter and nine months ended September 30, 2021, respectively (charge of $33 million and a benefit of $19 million, after tax). The 2021 year-to-date pre-tax benefit was primarily due to a $52 million gain triggered by a joint venture deconsolidation in the APAC segment.

In addition, the nine months ended September 30, 2021 include net income tax charges of $38 million, primarily related to (i) $81 million of expense due to the revaluation of a net deferred tax liability resulting from a tax rate increase in the United Kingdom enacted in the current quarter, and (ii) a tax settlement benefit of $33 million.

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
3. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,574 million and $4,425 million at September 30, 2022 and December 31, 2021, respectively, and gross receivables aged greater than one year were $285 million and $329 million at September 30, 2022 and December 31, 2021, respectively. Other receivables were $117 million and $150 million at September 30, 2022 and December 31, 2021, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $4,599 million at September 30, 2022 and $4,499 million at December 31, 2021. Allowances for expected credit losses were $377 million at September 30, 2022 and $405 million at December 31, 2021.  Provisions for expected credit losses were $112 million and $101 million for the nine months ended September 30, 2022 and 2021, respectively. The allowance activity in the nine months ended September 30, 2022 and 2021 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	September 30, 2022	December 31, 2021
Inventories
Raw materials and supplies	$477	$399
Work in process	321	334
Finished goods	1,057	1,000
Total inventories	$1,855	$1,733

4. Debt
The following is a summary of Linde's outstanding debt at September 30, 2022 and December 31, 2021:

(Millions of dollars)	September 30, 2022	December 31, 2021
SHORT-TERM
Commercial paper	$2,954	$278
Other bank borrowings (primarily non U.S.)	225	885
Total short-term debt	3,179	1,163
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
0.250% Euro denominated notes due 2022 (b) (c)	—	1,137
2.20% Notes due 2022 (e)	—	500
2.70% Notes due 2023	500	500
2.00% Euro denominated notes due 2023 (b)	642	759
5.875% GBP denominated notes due 2023 (b)	345	432
1.20% Euro denominated notes due 2024	539	625
1.875% Euro denominated notes due 2024 (b)	298	356
2.65% Notes due 2025	399	399
1.625% Euro denominated notes due 2025	487	565
0.00% Euro denominated notes due 2026	689	799
3.20% Notes due 2026	725	725
3.434% Notes due 2026	198	197
1.652% Euro denominated notes due 2027	80	94
0.250% Euro denominated notes due 2027	734	850
1.00% Euro denominated notes due 2027 (d)	488	—
1.00% Euro denominated notes due 2028 (b)	689	879
1.10% Notes due 2030	696	696
1.90% Euro denominated notes due 2030	102	118
1.375% Euro denominated notes due 2031 (d)	728	—
0.550% Euro denominated notes due 2032	730	847
0.375% Euro denominated notes due 2033	487	565
1.625% Euro denominated notes due 2035 (d)	773	—
3.55% Notes due 2042	665	664
2.00% Notes due 2050	296	296
1.00% Euro denominated notes due 2051	679	788
Non U.S borrowings	180	243
Other	10	10
	12,159	13,044
Less: current portion of long-term debt	(1,551)	(1,709)
Total long-term debt	10,608	11,335
Total debt	$15,338	$14,207

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)September 30, 2022 and December 31, 2021 included a cumulative $46 million and $42 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 5.
(c)In January 2022, Linde repaid €1.0 billion of 0.250% notes that became due.
(d)In March 2022, Linde issued €500 million of 1.000% notes due 2027, €750 million of 1.375% notes due 2031, and €800 million of 1.625% notes due 2035.
(e)In May 2022, Linde repaid $500 million of 2.20% notes due in August 2022. There was no impact to interest within the consolidated statements of income.
The company maintains a $5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expires March 26, 2024. There are no financial maintenance covenants contained within the credit agreement. No borrowings were outstanding under the credit agreement as of September 30, 2022.

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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with its principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of September 30, 2022, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2022 and December 31, 2021 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$3,237	$4,427	$36	$22	$17	$17
Forecasted transactions	471	537	11	6	25	11
Cross-currency swaps	60	148	1	21	2	4
Total	$3,768	$5,112	$48	$49	$44	$32
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	323	758	10	14	4	3
Commodity contracts	N/A	N/A	20	49	2	—
Interest rate swaps	784	1,251	—	24	59	—
Total Hedges	$1,107	$2,009	$30	$87	$65	$3
Total Derivatives	$4,875	$7,121	$78	$136	$109	$35

(a)Amounts as at September 30, 2022 and December 31, 2021 included current assets of $72 million and $101 million which are recorded in prepaid and other current assets; long-term assets of $6 million and $35 million which are recorded in other long-term assets; current liabilities of $42 million and $27 million which are recorded in other current liabilities; and long-term liabilities of $67 million and $8 million which are recorded in other long-term liabilities.

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

Cross-Currency Swaps

Cross-currency interest rate swaps are used to limit the foreign currency risk of future principal and interest cash flows associated with intercompany loans denominated in non-functional currencies. The fair value adjustments on the cross-currency swaps are recorded to earnings, where they are offset by fair value adjustments on the underlying intercompany loan or bond.

Commodity Contracts

Commodity contracts are used to manage the exposure to fluctuations in commodity prices, which arise in the normal course of business from its procurement transactions. Commodity price fluctuations are largely covered through contractual pass through to customers. To reduce the extent of the remaining risk, Linde enters into a limited number of electricity, natural gas, and propane gas derivatives. For forecasted transactions that are designated as cash flow hedges, fair value adjustments are recorded to accumulated other comprehensive income ("AOCI") with deferred amounts reclassified to earnings over the same time period as the income statement impact of the associated purchase.

Net Investment Hedges

As of September 30, 2022, Linde has €7.5 billion ($7.5 billion) Euro-denominated notes and intercompany loans that are designated as hedges of the net investment positions in foreign operations. Since hedge inception, the deferred gain recorded within the cumulative translation adjustment component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income is $1,191 million (deferred gain of $512 million and $1,051 million recorded for the quarter and nine months ended September 30, 2022).

As of September 30, 2022, Linde has exchange rate movements relating to previously designated hedges that remain in AOCI at a loss of $42 million. These movements will remain in AOCI, until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statements of income.

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

Derivatives' Impact on Consolidated Statements of Income

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(52)	$(13)	$(42)	$16
Other balance sheet items	19	2	11	9
Total	$(33)	$(11)	$(31)	$25

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

The amounts of gain or loss recognized in AOCI and reclassified to the consolidated statement of income was not material for the quarter and nine months ended September 30, 2022 and 2021, respectively. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Assets
Derivative assets	$—	$—	$78	$136	$—	$—
Investments and securities*	20	42	—	—	12	20
Total	$20	$42	$78	$136	12	$20

Liabilities
Derivative liabilities	$—	$—	$109	$35	$—	$—
* Investments and securities are recorded in prepaid and other current assets and other long-term assets in the company's condensed consolidated balance sheets.

Level 1 investments and securities are marketable securities traded on an exchange. Level 2 investments are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions. Level 3 investments and securities consist of a venture fund. For the valuation, Linde uses the net asset value received as part of the fund's quarterly reporting, which for the most part is not based on quoted prices in active markets. In order to reflect current market conditions, Linde proportionally adjusts the investment value by observable market data (stock exchange prices) or current transaction prices.

Changes in level 3 investments and securities were immaterial.

The fair value of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments.
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At September 30, 2022, the estimated fair value of Linde’s long-term debt portfolio was $10,298 million versus a carrying value of $12,159 million. At December 31, 2021, the estimated fair value of Linde’s long-term debt portfolio was $13,219 million versus a carrying value of $13,044 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

7. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Income from continuing operations, Income from discontinued operations and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator (Millions of dollars)
Income from continuing operations	$1,273	$978	$2,819	$2,797
Income from discontinued operations	—	1	$—	3
Net Income – Linde plc	$1,273	$979	$2,819	$2,800
Denominator (Thousands of shares)
Weighted average shares outstanding	496,691	514,770	501,266	518,418
Shares earned and issuable under compensation plans	495	399	477	384
Weighted average shares used in basic earnings per share	497,186	515,169	501,743	518,802
Effect of dilutive securities
Stock options and awards	3,965	4,910	4,269	4,860
Weighted average shares used in diluted earnings per share	501,151	520,079	506,012	523,662
Basic earnings per share from continuing operations	$2.56	$1.90	$5.62	$5.39
Basic earnings per share from discontinued operations	—	—	$—	$0.01
Basic Earnings Per Share	$2.56	$1.90	$5.62	$5.40
Diluted earnings per share from continuing operations	$2.54	$1.88	$5.57	$5.34
Diluted earnings per share from discontinued operations	—	—	$—	$0.01
Diluted Earnings Per Share	$2.54	$1.88	$5.57	$5.35
There were no antidilutive shares for any period presented.

8. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and nine months ended September 30, 2022 and 2021 are shown below:

	Quarter Ended September 30,		Nine Months Ended September 30,

(Millions of dollars)	2022	2021	2022	2021
Amount recognized in Operating Profit
Service cost	$31	$39	$96	$118
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	49	41	153	118
Expected return on plan assets	(126)	(129)	(394)	(391)
Net amortization and deferral	18	39	56	126
Settlement charge (a)	6	4	6	4
	(53)	(45)	(179)	(143)
Net periodic benefit cost (benefit)	$(22)	$(6)	$(83)	$(25)
(a) In the third quarters of 2022 and 2021, Linde recorded pension settlement charges of $6 million and $4 million ($5 million and $3 million, after tax), respectively, related to lump sum benefit payments made from a U.S. non-qualified plan.
Components of net periodic benefit expense for other post-retirement plans for the quarter and nine months ended September 30, 2022 and 2021 were not material.
Linde estimates that 2022 required contributions to its pension plans will be approximately $50 million, of which $44 million have been made through September 30, 2022.
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
•At September 30, 2022 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $215 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.
•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of $2.2 billion Brazilian reais ($407 million) on White Martins, the Brazil-based subsidiary of Linde Inc. The fine was reduced to $1.7 billion Brazilian reais ($314 million) due to a calculation error made by CADE. The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE has filed an appeal with the Superior Court of Justice and a decision is pending.
Similarly, on September 1, 2010, CADE imposed a civil fine of $237 million Brazilian reais ($44 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to $188 million Brazilian reais ($35 million) due to a calculation error made by CADE. The fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Seventh Federal Court of Brasilia. CADE filed an appeal with the Superior Court of Justice which was denied. In parallel, CADE filed (i) an appeal with the Supreme Court of Justice, which was denied, and (ii) a subsequent appeal to a panel of the Supreme Court of Justice where a final decision is pending.
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
The table below presents sales and operating profit information about reportable segments and Other for the quarter and nine months ended September 30, 2022 and 2021.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
SALES(a)
Americas	$3,694	$3,091	$10,453	$8,951
EMEA	2,125	1,911	6,417	5,585
APAC	1,660	1,564	4,913	4,544
Engineering	828	601	2,200	1,921
Other	490	501	1,482	1,494
Total sales	$8,797	$7,668	$25,465	$22,495

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
SEGMENT OPERATING PROFIT
Americas	$974	$859	$2,788	$2,525
EMEA	465	476	1,504	1,414
APAC	429	382	1,254	1,122
Engineering	150	106	398	323
Other	(8)	(13)	(41)	(49)
Segment operating profit	2,010	1,810	5,903	5,335
Russia-Ukraine conflict and other charges (Note 2)	(15)	(26)	(1,004)	(222)
Purchase accounting impacts - Linde AG	(382)	(492)	(1,217)	(1,466)
Total operating profit	$1,613	$1,292	$3,682	$3,647

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were $251 million and $728 million for the quarter and nine months ended September 30, 2022, respectively, and $243 million and $666 million for the respective 2021 periods.

11. Equity
Equity
A summary of the changes in total equity for the quarter and nine months ended September 30, 2022 and 2021 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2022			2021
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$39,674	$1,353	$41,027	$45,777	$1,438	$47,215
Net income (a)	1,273	27	1,300	979	31	1,010
Other comprehensive income (loss)	(1,628)	(40)	(1,668)	(710)	(13)	(723)
Noncontrolling interests:
Additions (reductions)	—	(7)	(7)	—	(15)	(15)
Dividends and other capital changes	—	(35)	(35)	—	(40)	(40)
Dividends to Linde plc ordinary share holders ($1.17 per share in 2022 and $1.06 per share in 2021)	(581)	—	(581)	(546)	—	(546)
Issuances of ordinary shares:
For employee savings and incentive plans	7	—	7	(1)	—	(1)
Purchases of ordinary shares	(1,144)	—	(1,144)	(1,208)	—	(1,208)
Share-based compensation	27	—	27	32	—	32
Balance, end of period	$37,628	$1,298	$38,926	$44,323	$1,401	$45,724

	Nine Months Ended September 30,
(Millions of dollars)	2022			2021
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$44,035	$1,393	$45,428	$47,317	$2,252	$49,569
Net income (a)	2,819	101	2,920	2,800	105	2,905
Other comprehensive income (loss)	(3,046)	(69)	(3,115)	(928)	(10)	(938)
Noncontrolling interests:
Additions (reductions) (b)	—	(56)	(56)	—	(861)	(861)
Dividends and other capital changes	—	(71)	(71)	—	(85)	(85)
Dividends to Linde plc ordinary share holders ($3.51 per share in 2022 and $3.18 per share in 2021)	(1,758)	—	(1,758)	(1,648)	—	(1,648)
Issuances of ordinary shares:
For employee savings and incentive plans	(32)	—	(32)	(12)	—	(12)
Purchases of ordinary shares	(4,468)	—	(4,468)	(3,301)	—	(3,301)
Share-based compensation	78	—	78	95	—	95
Balance, end of period	$37,628	$1,298	$38,926	$44,323	$1,401	$45,724

(a) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarter and nine months ended September 30, 2022 and 2021 and which is not part of total equity.

(b) Additions (reductions) for noncontrolling interests for the nine months ended September 30, 2022 includes the impact of deconsolidating the company's Russian gas and engineering business entities (refer to Note 2). Additions (reductions) for noncontrolling interests for the nine months ended September 30, 2021 includes the impact from the deconsolidation of a joint venture with operations in APAC.
The components of AOCI are as follows:

	September 30,	December 31,
(Millions of dollars)	2022	2021
Cumulative translation adjustment - net of taxes:
Americas	$(4,087)	$(3,985)
EMEA	(2,625)	94
APAC	(1,514)	154
Engineering	(626)	24
Other	1,534	(280)
	(7,318)	(3,993)
Derivatives - net of taxes	151	75
Pension / OPEB (net of $258 million and $305 million tax benefit in September 30, 2022 and December 31, 2021, respectively)	(927)	(1,130)
	$(8,094)	$(5,048)

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
Linde Engineering
The company designs and manufactures equipment for air separation and other industrial gas applications manufactured specifically for end customers. Sale of equipment contracts are generally comprised of a single performance obligation. Revenue from sale of equipment is generally recognized over time as Linde has an enforceable right to payment for performance completed to date and performance does not create an asset with alternative use. For contracts recognized over time, revenue is recognized primarily using a cost incurred input method. Costs incurred to date relative to total estimated costs at completion are used to measure progress toward satisfying performance obligations. Costs incurred include material, labor, and overhead costs and represent work contributing and proportionate to the transfer of control to the customer. Changes to cost estimates and contract modifications are typically accounted for as part of the existing contract and are recognized as a cumulative adjustments for the inception-to-date effect of such change.
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $104 million and $134 million at September 30, 2022 and December 31, 2021, respectively. Total contract liabilities are $3,799 million at September 30, 2022 (current of $2,902 million and $897 million within other long-term liabilities in the condensed consolidated balance sheets). As of September 30, 2022, Linde has approximately $1.8 billion recorded in contract liabilities related to engineering projects subject to sanctions in Russia. Total contract liabilities were $3,699 million at December 31, 2021 (current contract liabilities of $2,940 million and $759 million in other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the nine months ended September 30, 2022 that was included in the contract liability at December 31, 2021 was $1,085 million. Contract assets and liabilities primarily relate to the Linde Engineering business.
Payment Terms and Other
Linde generally receives payment after performance obligations are satisfied, and customer prepayments are not typical for the industrial gases business. Payment terms vary based on the country where sales originate and local customary payment practices. Linde does not offer extended financing outside of customary payment terms. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue producing transactions are presented on a net basis and are not included in sales within the consolidated statements of income. Additionally, sales returns and allowances are not a normal practice in the industry and are not significant.

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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the third quarter and nine months ended September 30, 2022 and September 30, 2021.

(Millions of dollars)	Quarter Ended September 30, 2022
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$986	$620	$593	$—	$43	$2,242	25%
On-Site	1,178	651	605	—	—	2,434	28%
Packaged Gas	1,478	841	403	—	21	2,743	31%
Other	52	13	59	828	426	1,378	16%
Total	$3,694	$2,125	$1,660	$828	$490	$8,797	100%

(Millions of dollars)	Quarter Ended September 30, 2021
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$849	$559	$563	$—	$38	$2,009	26%
On-Site	836	462	578	—	—	1,876	24%
Packaged Gas	1,385	880	394	—	7	2,666	35%
Other	21	10	29	601	456	1,117	15%
Total	$3,091	$1,911	$1,564	$601	$501	$7,668	100%

(Millions of dollars)	Nine Months Ended September 30, 2022
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$2,801	$1,868	$1,671	$—	$122	$6,462	25%
On-Site	3,110	1,892	1,891	—	—	6,893	27%
Packaged Gas	4,383	2,616	1,153	—	37	8,189	32%
Other	159	41	198	2,200	1,323	3,921	15%
Total	$10,453	$6,417	$4,913	$2,200	$1,482	$25,465	100%

(Millions of dollars)	Nine Months Ended September 30, 2021
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$2,441	$1,646	$1,598	$—	$133	$5,818	26%
On-Site	2,299	1,250	1,712	—	—	5,261	23%
Packaged Gas	4,086	2,652	1,147	—	19	7,904	35%
Other	125	37	87	1,921	1,342	3,512	16%
Total	$8,951	$5,585	$4,544	$1,921	$1,494	$22,495	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. The company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $52 billion (excludes Russian projects which are impacted by sanctions, refer to Note 2). This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next five years and the remaining thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
Non-GAAP Measures
Throughout MD&A, the company provides adjusted operating results from continuing operations exclusive of certain items such as cost reduction programs as well as Russia-Ukraine conflict and other charges, net gains or losses on sale of businesses, purchase accounting impacts of the Linde AG merger and pension settlement charges. Adjusted amounts are non-GAAP measures which are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management find useful in evaluating the company’s operating performance. Items which the company does not believe to be indicative of on-going business performance are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. In addition, operating results from continuing operations, excluding these items, is important to management's development of annual and long-term employee incentive compensation plans. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.

The non-GAAP measures and reconciliations are separately included in a later section in the MD&A titled "Non-GAAP Measures and Reconciliations."

Consolidated Results
The following table provides summary information for the quarter and nine months ended September 30, 2022 and 2021. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars, except per share data)	2022	2021	Variance	2022	2021	Variance
Sales	$8,797	$7,668	15%	$25,465	$22,495	13%
Cost of sales, exclusive of depreciation and amortization	$5,285	$4,368	21%	$15,023	$12,616	19%
As a percent of sales	60.1%	57.0%		59.0%	56.1%
Selling, general and administrative	$770	$793	(3)%	$2,343	$2,402	(2)%
As a percent of sales	8.8%	10.3%		9.2%	10.7%
Depreciation and amortization	$1,045	$1,163	(10)%	$3,248	$3,500	(7)%
Russia-Ukraine conflict and other charges (b)	$15	$26	—%	$1,004	$222	—%
Other income (expense) - net	$(34)	$10	—%	$(58)	$(3)	—%
Operating profit	$1,613	$1,292	25%	$3,682	$3,647	1%
Operating margin	18.3%	16.8%		14.5%	16.2%
Interest expense - net	$18	$8	125%	$32	$46	(30)%
Net pension and OPEB cost (benefit), excluding service cost	$(53)	$(45)	18%	$(179)	$(143)	25%
Effective tax rate	23.7%	24.2%		27.3%	24.7%
Income from equity investments	$43	$1	—%	$137	$81	—%
Noncontrolling interests from continuing operations	$(27)	$(31)	(13)%	$(101)	$(105)	(4)%
Income from continuing operations	$1,273	$978	30%	$2,819	$2,797	1%
Diluted earnings per share from continuing operations	$2.54	$1.88	35%	$5.57	$5.34	4%
Diluted shares outstanding	501,151	520,079	(4)%	506,012	523,662	(3)%
Number of employees	65,293	72,159	(10)%	65,293	72,159	(10)%
Adjusted Amounts (a)
Operating profit	$2,010	$1,810	11%	$5,903	$5,335	11%
Operating margin	22.8%	23.6%		23.2%	23.7%
Effective tax rate	25.0%	23.9%		24.6%	24.1%
Income from continuing operations	$1,555	$1,421	9%	$4,621	$4,148	11%
Diluted earnings per share from continuing operations	$3.10	$2.73	14%	$9.13	$7.92	15%
Other Financial Data (a)
EBITDA from continuing operations	$2,701	$2,456	10%	$7,067	$7,228	(2)%
As percent of sales	30.7%	32.0%		27.8%	32.1%
Adjusted EBITDA from continuing operations	$2,739	$2,559	7%	$8,148	$7,582	7%
As percent of sales	31.1%	33.4%		32.0%	33.7%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
(b) See Note 2 to the condensed consolidated financial statements.

Reported
In the third quarter of 2022, Linde's sales were $8,797 million, 15% above prior year, primarily driven by 8% price attainment and 3% higher volumes. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, increased sales by 8% in the quarter, with minimal impact on operating profit. Engineering increased sales by 4% in the quarter. Currency translation decreased sales by 7% in the quarter. Divestitures, net of acquisitions, decreased sales by 1%, primarily in EMEA, in the third quarter of 2022 as compared to 2021.

Reported operating profit for the third quarter of 2022 of $1,613 million, or 18.3% of sales, was 25% above prior year. The reported year-over-year increase was primarily due to higher pricing, volumes, productivity initiatives and lower depreciation and amortization driven by merger related intangible assets. The reported effective tax rate ("ETR") was 23.7% in the third quarter 2022 versus 24.2% in the third quarter 2021. Diluted earnings per share from continuing operations ("EPS") was $2.54, or 35% above EPS of $1.88 in the third quarter of 2021 primarily due to higher income from continuing operations and lower diluted shares outstanding.

Adjusted
In the third quarter of 2022, adjusted operating profit of $2,010 million, or 22.8% of sales, was 11% higher as compared to 2021, driven by higher pricing, volumes and productivity initiatives, partially offset by inflation. The adjusted ETR was 25.0% in the third quarter 2022 versus 23.9% in the 2021 quarter, primarily due to lower tax benefits from share option exercises. On an adjusted basis, EPS was $3.10, 14% above the 2021 adjusted EPS of $2.73, driven by higher adjusted income from continuing operations and lower diluted shares outstanding.
Outlook

Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended September 30, 2022 vs. 2021	Nine Months Ended September 30, 2022 vs. 2021
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	3%	2%
Price/Mix	8%	7%
Cost pass-through	8%	7%
Currency	(7)%	(5)%
Acquisitions/divestitures	(1)%	—%
Engineering	4%	2%
	15%	13%

Sales
Sales increased $1,129 million, or 15%, for the third quarter of 2022 and increased $2,970 million, or 13% for the nine months ended September 30, 2022 versus the respective 2021 periods. Volume growth in all end markets, except healthcare, and project startups increased sales by 3% in the quarter and 2% in the year-to-date period. Higher pricing across all geographic segments contributed 8% to sales in the quarter and 7% in the year-to-date period. Cost pass-through increased sales by 8% in the quarter and 7% in the year-to-date period with minimal impact on operating profit. Currency translation decreased sales by 7% in the quarter and 5% in the year-to-date period, largely in EMEA, APAC and Engineering, driven by the weakening of the Euro, Chinese yuan, British pound and Australian dollar against the U.S. dollar. The impact of divestitures decreased sales by 1% in the quarter. Engineering increased sales by 4% in the quarter and 2% in the year-to-date period.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization increased $917 million, or 21%, for the third quarter of 2022 and increased $2,407 million, or 19% for the nine months ended September 30, 2022 primarily due to inflation and higher volumes, partially offset by productivity gains and currency effects. Cost of sales, exclusive of depreciation and amortization was 60.1% and 59.0% of sales, respectively, for the third quarter and nine months ended September 30, 2022 versus 57.0% and 56.1% of sales for the respective 2021 periods. The increase as a percentage of sales for the quarter and nine months ended September 30, 2022 was due primarily to higher cost pass-through to customers.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") decreased $23 million, or 3%, for the third quarter of 2022 and decreased $59 million, or 2%, for the nine months ended September 30, 2022. SG&A was 8.8% of third quarter sales and 9.2% of sales for the nine months ended September 30, 2022 versus 10.3% and 10.7% for the respective 2021 periods. Currency impacts decreased SG&A by approximately $42 million and $92 million for the quarter and nine months ended September 30, 2022, respectively. Excluding currency impacts, underlying SG&A increased in the third quarter and nine months ended September 30, 2022 primarily due to higher costs.
Depreciation and amortization
Reported depreciation and amortization expense decreased $118 million, or 10%, for the third quarter of 2022 and decreased $252 million, or 7%, for the nine months ended September 30, 2022. The decrease is related primarily to lower depreciation and amortization of intangible assets acquired in the merger and currency impacts.
On an adjusted basis, depreciation and amortization decreased $26 million, for the third quarter of 2022 and decreased $22 million, for the year-to-date period. Currency impacts decreased depreciation and amortization by $41 million and $86 million, for the quarter and nine months ended September 30, 2022, respectively. Excluding currency, underlying depreciation and amortization increased including new project start ups.
Russia-Ukraine conflict and other charges
Russia-Ukraine conflict and other charges were $15 million and $1,004 million for the third quarter and nine months ended September 30, 2022, respectively. The charge recorded in the third quarter of 2022 is primarily driven by the sale of the GIST business. The charge for the nine months ended September 30, 2022 relates primarily to the deconsolidation and impairment of Russian subsidiaries resulting from the ongoing war in Ukraine and related sanctions recorded as of June 30, 2022. 2021 charges of $26 million and $222 million, for the quarter and year-to-date periods respectively, relate to cost reduction program and other charges, primarily severance (see Note 2 to the condensed consolidated financial statements).

On an adjusted basis, these benefits and costs have been excluded in both periods.

Operating profit
On a reported basis, operating profit increased $321 million, or 25%, for the third quarter of 2022 and increased $35 million, or 1%, for the nine months ended September 30, 2022. The increase for the quarter and year-to-date periods was primarily due to higher pricing, volumes, savings from productivity initiatives, and lower depreciation and amortization driven by merger related intangible assets. These increases more than offset the adverse impacts of inflation and currency in the quarter and year-to-date periods as well as the Russia-Ukraine conflict and other charges recorded during the second quarter of 2022.
On an adjusted basis, which excludes the impacts of purchase accounting as well as Russia-Ukraine conflict and other charges, operating profit increased $200 million, or 11% in the 2022 quarter and increased $568 million, or 11%, for the nine months ended September 30, 2022. Operating profit growth was driven by higher pricing, volumes and productivity initiatives, which more than offset the effects of inflation and currency during the periods. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net increased $10 million for the third quarter of 2022 and decreased $14 million for the nine months ended September 30, 2022. On an adjusted basis, interest expense increased $8 million for the third quarter of 2022 and decreased $30 million for the nine months ended September 30, 2022 versus the respective 2021 periods. The increase in the quarter-to-date period is driven primarily by higher borrowing costs on short-term debt and unfavorable foreign currency revaluation on unhedged intercompany exposures in the current year. In the year-to-date period, interest expense - net decreased as higher interest income on cash deposits more than offset these impacts.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost was a benefit of $53 million and $179 million for the quarter and nine months ended September 30, 2022, respectively, versus a benefit of $45 million and $143 million for the respective 2021 periods. The increase in benefit primarily relates to lower amortization of deferred losses, partially offset by higher interest cost reflective of the higher discount rate environment year-over-year.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter and nine months ended September 30, 2022 was 23.7% and 27.3%, respectively, versus 24.2% and 24.7% for the respective 2021 periods. The decrease in the quarter rate is primarily related to a deferred tax benefit resulting from the divestiture of the GIST business, partially offset by lower tax benefits from share based compensation. The increase in the year-to-date rate is primarily related to the net tax expense resulting from the deconsolidation and impairment of the company’s business in Russia, partially offset by the reversal of a related deferred tax liability. For the quarter and nine months ended September 30, 2021, the ETR included net tax charges of $38 million primarily related to $81 million of expense due to a tax rate increase in the United Kingdom, partially offset by a tax settlement benefit of $33 million (see Note 2 to the condensed consolidated financial statements).

On an adjusted basis, the ETR for the quarter and nine months ended September 30, 2022 was 25.0% and 24.6%, respectively, versus 23.9% and 24.1% for the respective 2021 periods. The increase in both periods is primarily due to lower tax benefits from share option exercises.
Income from equity investments
Reported income from equity investments for the quarter and nine months ended September 30, 2022 was $43 million and $137 million, respectively, versus $1 million and $81 million for the respective 2021 periods. On an adjusted basis, income from equity investments for the quarter and nine months ended September 30, 2022 was $61 million and $194 million, respectively, versus $55 million and $173 million in the prior year respective periods.
On a reported basis, income from equity investments was higher in the third quarter of 2022 due primarily to a $35 million impairment charge taken in the third quarter of 2021 related to a joint venture in the APAC segment (see Note 2 to the condensed consolidated financial statements). On an adjusted basis, the increase year-over-year was primarily driven by the overall performance of investments in APAC.
Noncontrolling interests from continuing operations
At September 30, 2022, noncontrolling interests from continuing operations consisted primarily of non-controlling shareholders' investments in APAC (primarily China).

Reported noncontrolling interests from continuing operations decreased $4 million for both the quarter and nine months ended September 30, 2022 versus the respective 2021 periods.

Income from continuing operations
Reported income from continuing operations increased $295 million, or 30%, for the third quarter of 2022 and increased $22 million, or 1%, for the nine months ended September 30, 2022 versus the respective 2021 periods. On an adjusted basis, which excludes the impacts of purchase accounting and Russia-Ukraine conflict and other charges, income from continuing operations increased $134 million, or 9%, for the quarter and increased $473 million, or 11%, for the nine months ended September 30, 2022 versus the respective 2021 periods. On both a reported and adjusted basis, the increase was driven by higher operating profit.
Diluted earnings per share from continuing operations
Reported diluted earnings per share from continuing operations increased $0.66, or 35%, for the third quarter of 2022 and increased $0.23, or 4%, for the nine months ended September 30, 2022 versus the comparable 2021 periods. On an adjusted basis, diluted EPS increased $0.37, or 14%, for the third quarter of 2022 and increased $1.21, or 15%, for the nine months ended September 30, 2022 versus the respective 2021 periods. The increase on both a reported and adjusted basis is primarily due to higher income from continuing operations and lower diluted shares outstanding.
Employees
The number of employees at September 30, 2022 was 65,293, a decrease of 6,866 employees from September 30, 2021, driven primarily by the sale of the GIST business, cost reduction initiatives and the deconsolidation of Russian subsidiaries in the EMEA and Engineering segments.
Other Financial Data
EBITDA was $2,701 for the third quarter of 2022 as compared to $2,456 million in the respective 2021 period driven by higher income from continuing operations versus prior year. EBITDA was $7,067 million for the nine months ended September 30, 2022 as compared to $7,228 million in the respective 2021 period driven by lower income from continuing operations due to the impact of Russia-Ukraine conflict and other charges.
Adjusted EBITDA from continuing operations increased to $2,739 million for the third quarter 2022 from $2,559 million in the respective 2021 period. Adjusted EBITDA from continuing operations increased to $8,148 million from $7,582 million for the nine months ended September 30, 2022 as compared to the respective 2021 period. On both a quarter-to-date and year-to-date adjusted basis, higher EBITDA was primarily due to higher income from continuing operations versus the respective prior periods.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive losses for the third quarter of 2022 and nine months ended September 30, 2022 were $1,668 million and $3,115 million, respectively, resulting primarily from currency translation adjustments of $1,743 million and $3,394 million during the quarter and year-to-date periods, respectively. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 11 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statements of Income.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
SALES
Americas	$3,694	$3,091	20%	$10,453	$8,951	17%
EMEA	2,125	1,911	11%	6,417	5,585	15%
APAC	1,660	1,564	6%	4,913	4,544	8%
Engineering	828	601	38%	2,200	1,921	15%
Other	490	501	(2)%	1,482	1,494	(1)%
Total sales	$8,797	$7,668	15%	$25,465	$22,495	13%

SEGMENT OPERATING PROFIT
Americas	$974	$859	13%	$2,788	$2,525	10%
EMEA	465	476	(2)%	1,504	1,414	6%
APAC	429	382	12%	1,254	1,122	12%
Engineering	150	106	42%	398	323	23%
Other	(8)	(13)	38%	(41)	(49)	16%
Segment operating profit	$2,010	$1,810	11%	$5,903	$5,335	11%
Reconciliation to reported operating profit:
Russia-Ukraine conflict and other charges (Note 2)	(15)	(26)		(1,004)	(222)
Purchase accounting impacts - Linde AG	(382)	(492)		(1,217)	(1,466)
Total operating profit	$1,613	$1,292		$3,682	$3,647

Americas

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
Sales	$3,694	$3,091	20%	$10,453	$8,951	17%

Operating profit	$974	$859	13%	$2,788	$2,525	10%
As a percent of sales	26.4%	27.8%		26.7%	28.2%

	Quarter Ended September 30, 2022 vs. 2021	Nine Months Ended September 30, 2022 vs. 2021
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	7%	4%
Price/Mix	6%	5%
Cost pass-through	8%	8%
Currency	(1)%	—%
Acquisitions/divestitures	—%	—%
	20%	17%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.

Sales
Sales for the Americas segment increased $603 million, or 20%, in the third quarter and increased $1,502 million, or 17%, for the nine months ended September 30, 2022 versus the respective 2021 periods. Higher pricing contributed 6% to sales in the quarter and 5% in the year-to-date period. Higher volumes increased sales by 7% for the third quarter and increased 4% for the nine months ended September 30, 2022, driven by higher demand across all end markets except healthcare, led by chemicals and energy. Cost pass-through increased sales by 8% for the third quarter and the nine months ended September 30, 2022 with minimal impact on operating profit. Currency translation decreased sales by 1% for the third quarter and was not significant for the year-to-date period.
Operating profit
Operating profit in the Americas segment increased $115 million, or 13%, in the third quarter and increased $263 million, or 10%, for the nine months ended September 30, 2022 versus the respective 2021 periods, driven primarily by higher pricing, volumes and continued productivity initiatives which more than offset inflation during the quarter and year-to-date period.
EMEA

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
Sales	$2,125	$1,911	11%	$6,417	$5,585	15%

Operating profit	$465	$476	(2)%	$1,504	$1,414	6%
As a percent of sales	21.9%	24.9%		23.4%	25.3%

	Quarter Ended September 30, 2022 vs. 2021	Nine Months Ended September 30, 2022 vs. 2021
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(3)%	(2)%
Price/Mix	14%	13%
Cost pass-through	17%	15%
Currency	(14)%	(10)%
Acquisitions/divestitures	(3)%	(1)%
	11%	15%
The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, France, Sweden, the Republic of South Africa, and the United Kingdom.

Sales
EMEA segment sales increased by $214 million, or 11%, in the third quarter and increased $832 million, or 15%, for the nine months ended September 30, 2022 as compared to the respective 2021 periods driven by higher sales across all end-markets except healthcare. Cost pass-through contributed 17% to sales in the quarter and 15% in the year-to-date period, with minimal impact on operating profit, while higher price attainment increased sales by 14% in the quarter and 13% in the year-to-date period. Volumes decreased sales by 3% in the quarter and 2% in the year to date period. Currency translation decreased sales by 14% in the quarter and 10% in the year-to-date period, due largely to the weakening of the Euro and British pound against the U.S. Dollar. The impact of net divestitures decreased sales by 3% in the quarter and 1% in the year-to-date period, primarily due to the deconsolidation of Russian subsidiaries as of June 30, 2022.
Operating Profit
Operating profit for the EMEA segment decreased by $11 million, or 2%, in the third quarter and increased $90 million, or 6%, for the nine months ended September 30, 2022 as compared to the respective 2021 periods. The decrease in operating profit in the quarter was driven primarily by currency translation, lower volumes and divestitures, partially offset by higher pricing and continued productivity initiatives. The increase in the year-to-date period was driven largely by higher pricing and continued productivity initiatives which more than offset currency, inflation and divestitures.
APAC

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
Sales	$1,660	$1,564	6%	$4,913	$4,544	8%

Operating profit	$429	$382	12%	$1,254	$1,122	12%
As a percent of sales	25.8%	24.4%		25.5%	24.7%

	Quarter Ended September 30, 2022 vs. 2021	Nine Months Ended September 30, 2022 vs. 2021
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/Equipment	5%	4%
Price/Mix	7%	5%
Cost pass-through	2%	4%
Currency	(8)%	(5)%
Acquisitions/divestitures	—%	—%
	6%	8%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.

Sales
Sales for the APAC segment increased $96 million, or 6%, for the third quarter and increased $369 million, or 8%, for the nine months ended September 30, 2022 versus the respective 2021 periods. Volumes increased 5% in the quarter and 4% in the year-to-date period including project start-ups in the electronics and chemicals and energy end markets. Higher pricing contributed 7% to sales in the quarter and 5% to sales in the year-to-date period. Cost pass-through contributed 2% to sales in the quarter and 4% in the year-to-date period with minimal impact on operating profit. Currency translation decreased sales by 8% in quarter and 5% in the year-to-date period driven primarily by the weakening of the Australian dollar, Korean won and Chinese Yuan against the U.S. Dollar.
Operating profit
Operating profit in the APAC segment increased $47 million, or 12%, in the third quarter and increased $132 million , or 12%, for the nine months ended September 30, 2022 versus the respective 2021 periods driven by higher volumes and pricing and continued productivity initiatives which more than offset the impact of currency and inflation during the quarter and year-to-date period.
Engineering

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
Sales	$828	$601	38%	$2,200	$1,921	15%

Operating profit	$150	$106	42%	$398	$323	23%
As a percent of sales	18.1%	17.6%		18.1%	16.8%

	Quarter Ended September 30, 2022 vs. 2021	Nine Months Ended September 30, 2022 vs. 2021
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	50%	24%
Currency	(12)%	(9)%
	38%	15%
Sales
Engineering segment sales increased $227 million in the third quarter and increased $279 million, or 15%, in the nine months ended September 30, 2022 as compared to the respective 2021 periods. The increase was driven by a $321 million project progress recognition partially offset by other project timing and negative currency translation.

Projects for Russia that were sanctioned and have been wound down represented approximately $123 million and $773 million of the Engineering segment sales during the third quarter and nine months ended September 30, 2022.

Operating profit
Engineering segment operating profit increased, $44 million in the third quarter and increased $75 million for the nine months ended September 30, 2022 as compared to the respective 2021 periods driven by the aforementioned project partially offset by project timing and currency impacts.

Other

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
Sales	$490	$501	(2)%	$1,482	$1,494	(1)%

Operating profit (loss)	$(8)	$(13)	38%	$(41)	$(49)	16%
As a percent of sales	(1.6)%	(2.6)%		(2.8)%	(3.3)%

	Quarter Ended September 30, 2022 vs. 2021	Nine Months Ended September 30, 2022 vs. 2021
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/price	6%	3%
Cost pass-through	—%	1%
Currency	(8)%	(5)%
Acquisitions/divestitures	—%	—%
	(2)%	(1)%

Other consists of corporate costs and a few smaller businesses including Surface Technologies, GIST and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other decreased $11 million for the third quarter and decreased $12 million for the nine months ended September 30, 2022 versus the respective 2021 periods. Currency translation decreased sales by 8% in the quarter and 5% in the year-to-date period. Underlying sales increased 6% in the quarter and 3% for the year-to-date period driven primarily by price and higher aviation and electronic sales in the coatings business. Cost pass-through increased sales by 1% in the year-to-date period.
Sales of the GIST business which was divested as of September 30, 2022 represented approximately $200 million and $630 million of Other sales during the third quarter and nine months ended September 30, 2022, respectively.
Operating profit
Operating profit in Other increased $5 million, or 38% in the third quarter and increased $8 million, or 16%, in the nine months ended September 30, 2022 versus the respective 2021 periods, due primarily to lower corporate costs in the quarter, partially offset by higher sourcing costs in the global helium business.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2022 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2022	2021	2022	2021
Euro	21%	0.94	0.84	1.02	0.88
Chinese yuan	8%	6.59	6.47	7.12	6.36
British pound	6%	0.79	0.72	0.90	0.74
Australian dollar	4%	1.41	1.32	1.56	1.38
Brazilian real	4%	5.12	5.33	5.41	5.58
Canadian dollar	3%	1.28	1.25	1.38	1.26
Korean won	3%	1,265	1,131	1,432	1,189
Mexican peso	2%	20.25	20.13	20.14	20.53
Indian rupee	2%	77.34	73.57	81.35	74.34
South African rand	2%	15.90	14.56	18.09	15.94
Swedish krona	1%	9.88	8.48	11.09	9.05
Thailand bhat	1%	34.54	31.48	37.85	33.40

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine months ended September 30,
	2022	2021
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$2,920	$2,902
Non-cash charges (credits):
Add: Depreciation and amortization	3,248	3,500
Add: Deferred income taxes	(412)	(184)
Add: Share-based compensation	78	95
Add: Russia-Ukraine conflict and other charges, net of payments (a)	909	83
Net income adjusted for non-cash charges	6,743	6,396
Less: Working capital	(238)	20
Less: Pension contributions	(44)	(32)
Other	308	108
Net cash provided by operating activities	$6,769	$6,492
INVESTING ACTIVITIES
Capital expenditures	(2,237)	(2,247)
Acquisitions, net of cash acquired	(110)	(31)
Divestitures, net of cash divested and asset sales	140	147
Net cash provided by (used for) investing activities	$(2,207)	$(2,131)
FINANCING ACTIVITIES
Debt increase (decrease) - net	2,795	1,808
Issuances (purchases) of common stock - net	(4,454)	(3,212)
Cash dividends - Linde plc shareholders	(1,758)	(1,648)
Noncontrolling interest transactions and other	(62)	(319)
Net cash provided by (used for) financing activities	$(3,479)	$(3,371)

Effect of exchange rate changes on cash and cash equivalents	$(150)	$(44)
Cash and cash equivalents, end-of-period	$3,756	$4,700

(a) See Note 2 to the condensed consolidated financial statements.

Cash Flow from Operations

Cash provided by operations of $6,769 million for the nine months ended September 30, 2022 increased $277 million, or 4%, versus 2021. The increase was driven primarily by higher net income adjusted for non-cash charges, partially offset by higher working capital requirements. Russia-Ukraine conflict and other charges were $1,004 million and $222 million, respectively, for the nine months ended September 30, 2022 and 2021. Related cash outflows were $95 million and $139 million for the same respective periods.

Linde estimates that total 2022 required contributions to its pension plans will be approximately $50 million, of which $44 million has been made through September 30, 2022.

As of September 30, 2022, Linde has approximately $1.8 billion recorded in contract liabilities within the condensed consolidated balance sheet related to engineering projects in Russia. Any obligation to satisfy the related residual contract liabilities may have an adverse effect on Linde’s cash flows.

Investing

Net cash used for investing of $2,207 million for the nine months ended September 30, 2022 increased $76 million versus 2021, as higher acquisition and lower proceeds from divestitures, net of cash divested and asset sales more than offset lower capital expenditures.

Capital expenditures for the nine months ended September 30, 2022 were $2,237 million, $10 million lower than the prior year.

At September 30, 2022, Linde's sale of gas backlog of large projects under construction was approximately $3.7 billion. This represents the total estimated capital cost of large plants under construction.

Acquisitions, net of cash acquired for the nine months ended September 30, 2022 and 2021 were $110 million and $31 million, respectively, and related primarily to acquisitions in EMEA and the Americas. Divestitures, net of cash divested and asset sales for the nine months ended September 30, 2022 and 2021 were $140 million and $147 million, respectively. Divestiture proceeds for the nine months ended September 30, 2022 include cash received from the sale of the company's GIST business of $184 million, net of cash divested of $75 million, for net proceeds of $109 million (see Note 2 to the condensed consolidated financial statements).

Financing

Cash used for financing activities was $3,479 million for the nine months ended September 30, 2022 as compared to cash used for financing activities of $3,371 million for the nine months ended September 30, 2021. Cash provided by debt was $2,795 million versus $1,808 million in 2021 driven by higher commercial paper borrowings and debt issuances in 2022. In January 2022, Linde repaid €1.0 billion of 0.250% notes that became due. In March 2022, Linde issued €500 million of 1.000% notes due 2027, €750 million of 1.375% notes due 2031, and €800 million of 1.625% notes due 2035. In May 2022, Linde repaid $500 million of 2.20% notes due in August 2022.

Net purchases of ordinary shares were $4,454 million in 2022 versus $3,212 million in 2021. On February 28, 2022, the company’s Board of Directors approved the additional repurchase of $10.0 billion of its ordinary shares. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends of $1,758 million increased $110 million from 2021 driven primarily by a 10% increase in quarterly dividends per share from $1.06 per share to $1.17 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $62 million for the nine months ended September 30, 2022 versus cash used of $319 million for the respective 2021 period due to the settlement of the buyout of minority interests in the Republic of South Africa in January of 2021.

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world. The company had $3.8 billion of cash as of September 30, 2022, and has a $5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreement as of September 30, 2022. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted Operating Profit and Operating Margin
Reported operating profit	$1,613	$1,292	$3,682	$3,647
Add: Russia-Ukraine conflict and other charges	15	26	1,004	222
Add: Purchase accounting impacts - Linde AG (c)	382	492	1,217	1,466
Total adjustments	397	518	2,221	1,688
Adjusted operating profit	$2,010	$1,810	$5,903	$5,335

Reported percentage change	25%		1%
Adjusted percentage change	11%		11%

Reported sales	$8,797	$7,668	$25,465	$22,495

Reported operating margin	18.3%	16.8%	14.5%	16.2%
Adjusted operating margin	22.8%	23.6%	23.2%	23.7%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$1,045	$1,163	$3,248	$3,500
Less: Purchase accounting impacts - Linde AG (c)	(377)	(469)	(1,196)	(1,426)
Adjusted depreciation and amortization	$668	$694	$2,052	$2,074

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$(34)	$10	$(58)	$(3)
Less: Purchase accounting impacts - Linde AG (c)	(5)	(23)	(21)	(40)
Adjusted Other Income (Expense) - net	$(29)	$33	$(37)	$37

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(53)	$(45)	$(179)	$(143)
Add: Pension settlement charges	(6)	(4)	(6)	(4)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(59)	$(49)	$(185)	$(147)

Adjusted Interest Expense - Net
Reported interest expense - net	$18	$8	$32	$46
Add: Purchase accounting impacts - Linde AG (c)	8	10	27	43
Adjusted interest expense - net	$26	$18	$59	$89

Adjusted Income Taxes (a)
Reported income taxes	$391	$321	$1,046	$923
Add: Purchase accounting impacts - Linde AG (c)	92	115	308	349
Add: Pension settlement charges	1	1	1	1
Add: Russia-Ukraine conflict and other charges	26	3	127	29
Total adjustments	119	119	436	379
Adjusted income taxes	$510	$440	$1,482	$1,302

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$1,648	$1,329	$3,829	$3,744
Add: Pension settlement charge	6	4	6	4
Add: Purchase accounting impacts - Linde AG (c)	374	482	1,190	1,423
Add: Russia-Ukraine conflict and other charges	15	26	1,004	222
Total adjustments	395	512	2,200	1,649
Adjusted income before income taxes and equity investments	$2,043	$1,841	$6,029	$5,393

Reported Income taxes	$391	$321	$1,046	$923
Reported effective tax rate	23.7%	24.2%	27.3%	24.7%

Adjusted income taxes	$510	$440	$1,482	$1,302
Adjusted effective tax rate	25.0%	23.9%	24.6%	24.1%

Income from Equity Investments
Reported income from equity investments	$43	$1	$137	$81
Add: Purchase accounting impacts - Linde AG (c)	18	19	57	57
Add: Russia-Ukraine conflict and other charges (d)	—	35	—	35
Adjusted income from equity investments	$61	$55	$194	$173

Adjusted Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(27)	$(31)	$(101)	$(105)
Add: Purchase accounting impacts - Linde AG (c)	(12)	(4)	(19)	(11)
Adjusted noncontrolling interests from continuing operations	$(39)	$(35)	$(120)	$(116)

Adjusted Income from Continuing Operations (b)
Reported income from continuing operations	$1,273	$978	$2,819	$2,797
Add: Pension settlement charge	5	3	5	3
Add: Russia-Ukraine conflict and other charges	(11)	58	877	228
Add: Purchase accounting impacts - Linde AG (c)	288	382	920	1,120
Total adjustments	282	443	1,802	1,351
Adjusted income from continuing operations	$1,555	$1,421	$4,621	$4,148

Adjusted Diluted EPS from Continuing Operations (b)
Reported diluted EPS from continuing operations	$2.54	$1.88	$5.57	$5.34
Add: Pension settlement charge	0.01	0.01	0.01	0.01
Add: Russia-Ukraine conflict and other charges	(0.02)	0.11	1.73	0.44
Add: Purchase accounting impacts - Linde AG (c)	0.57	0.73	1.82	2.13
Total adjustments	0.56	0.85	3.56	2.58
Adjusted diluted EPS from continuing operations	$3.10	$2.73	$9.13	$7.92

Reported percentage change	35%		4%
Adjusted percentage change	14%		15%

Adjusted EBITDA and % of Sales
Income from continuing operations	$1,273	$978	$2,819	$2,797
Add: Noncontrolling interests related to continuing operations	27	31	101	105
Add: Net pension and OPEB cost (benefit), excluding service cost	(53)	(45)	(179)	(143)
Add: Interest expense	18	8	32	46
Add: Income taxes	391	321	1,046	923
Add: Depreciation and amortization	1,045	1,163	3,248	3,500
EBITDA from continuing operations	$2,701	$2,456	$7,067	$7,228
Add: Russia-Ukraine conflict and other charges	15	61	1,004	257
Add: Purchase accounting impacts - Linde AG (c)	23	42	77	97
Total adjustments	38	103	1,081	354
Adjusted EBITDA from continuing operations	$2,739	$2,559	$8,148	$7,582

Reported sales	$8,797	$7,668	$25,465	$22,495
% of sales
EBITDA from continuing operations	30.7%	32.0%	27.8%	32.1%
Adjusted EBITDA from continuing operations	31.1%	33.4%	32.0%	33.7%

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

(d) Impairment charge related to a joint venture in the APAC segment.

Net Debt and Adjusted Net Debt
Net debt is a financial liquidity measure used by investors, financial analysts and management to evaluate the ability of a company to repay its debt. Purchase accounting impacts have been excluded as they are non-cash and do not have an impact on liquidity.

	September 30, 2022	December 31, 2021
(Millions of dollars)
Debt	$15,338	$14,207
Less: cash and cash equivalents	(3,756)	(2,823)
Net debt	11,582	11,384
Less: purchase accounting impacts - Linde AG	(28)	(61)
Adjusted net debt	$11,554	$11,323

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

(Millions of dollars)
Statement of Income Data	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2021
Sales	$6,650	$7,767
Operating profit	347	973
Net income	(26)	721
Transactions with non-guarantor subsidiaries	1,231	2,067

Balance Sheet Data (at period end)
Current assets (a)	$8,284	$5,826
Long-term assets (b)	13,123	15,928
Current liabilities (c)	10,747	8,853
Long-term liabilities (d)	44,508	42,860

(a) From current assets above, amount due from non-guarantor subsidiaries	$5,392	$4,209
(b) From long-term assets above, amount due from non-guarantor subsidiaries	1,719	3,257
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,492	1,304
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	30,868	28,142

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended September 30, 2022 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1,2) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1) (Millions)
July 2022	783	$278.82	783	$6,953
August 2022	1,462	$296.53	1,462	$6,520
September 2022	1,768	$278.56	1,768	$6,027
Third Quarter 2022	4,013	$285.16	4,013	$6,027

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

As of September 30, 2022, the company repurchased $4.0 billion of its ordinary shares pursuant to the 2022 program. As of September 30, 2022, $6.0 billion of share repurchases remain authorized under the 2022 program.

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

Linde plc

(Registrant)

Date: October 27, 2022	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer