Form 10-K
period 2022-12-31
LINDE PLC
filed 2023-02-28
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
_______________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer      ☑    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2022, was approximately $143 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).
At January 31, 2023, 492,160,806 ordinary shares of €0.001 nominal value per share of the Registrant were outstanding.
Documents incorporated by reference:
    Portions of the Proxy Statement of Linde plc for its 2023 Annual General Meeting of Shareholders, are incorporated in Part III of this report.

LINDE PLC
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2022

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

Linde plc and Subsidiaries
PART I
ITEM 1.     BUSINESS
General
Linde plc is a public limited company formed under the laws of Ireland with its principal offices in the United Kingdom and United States. Linde is the largest industrial gas company worldwide and is a major technological innovator in the industrial gases industry. Its primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, and rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, and acetylene etc). The company also designs and builds equipment that produces industrial gases and offers customers a wide range of gas production and processing services such as olefin plants, natural gas plants, air separation plants, hydrogen and synthesis gas plants and other types of plants.
Linde serves a diverse group of industries including healthcare, chemicals and energy, manufacturing, metals and mining, food and beverage, and electronics.
Linde’s sales were $33,364 million, $30,793 million, and $27,243 million for 2022, 2021, and 2020, respectively. Refer to Item 7, Management's Discussion and Analysis, for a discussion of consolidated sales and Note 18 to the consolidated financial statements for additional information related to Linde’s reportable segments.
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
Process gases, including carbon dioxide, hydrogen, helium, specialty gases and acetylene are produced by methods other than air separation.
Hydrogen is produced from a range of feedstocks using an array of different technologies. Despite hydrogen being an invisible molecule, colors are often used to designate and differentiate between the production processes used to produce the molecule. The majority of hydrogen currently produced by Linde is what is termed gray hydrogen and is derived from natural gas or methane, using steam methane reformation technology. Linde has multiple technologies to produce blue and green hydrogen, which are both considered types of clean energy. Blue hydrogen is produced by capturing the carbon emissions from the hydrogen plant and either utilizing them in a way that stops them from being emitted or sequestering them in the subsurface for the long term. Green hydrogen is produced by electrolysis using renewable energy or from the steam methane reforming of biomethane. Low carbon intensity, high-purity hydrogen is also produced by purifying and recovering by-product hydrogen sources from the chemical and petrochemical industries.

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
Merchant. The merchant business is generally associated with distributable liquid oxygen, nitrogen, argon, carbon dioxide, hydrogen and helium. The deliveries generally are made from Linde’s plants by tanker trucks to storage containers at the customer's site which are usually owned and maintained by Linde and leased to the customer. Due to distribution cost, merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced. Merchant argon, hydrogen and helium can be shipped much longer distances. The customer agreements used in the merchant business are usually three to seven-year requirement contracts.
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
Engineering
Linde’s Engineering business has a global presence, with its focus on market segments such as air separation, hydrogen, synthesis, olefin and natural gas plants. The company utilizes its extensive process engineering know-how in the planning, design and construction of highly efficient turnkey plants for the production and processing of gases. With its state-of-the-art sustainable technologies Engineering also helps customers avoid, capture and utilize CO2 emissions. Its technology portfolio covers the entire value chain for production, liquefaction, storage, distribution and application of hydrogen which supports the transition to clean energy. Its digital services and solutions increase plant efficiency and performance.

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

International – Linde is a global enterprise with approximately 68% of its 2022 sales outside of the United States. The company also has majority or wholly owned subsidiaries that operate in approximately 45 European, Middle Eastern and African countries (including Germany, the United Kingdom (U.K.), France, Sweden, and the Republic of South Africa); approximately 20 Asian and South Pacific countries (including China, Australia, India, South Korea and Thailand); and approximately 20 countries in North and South America (including Canada, Mexico and Brazil).
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

The Board of Directors ("Board") has established a strategic business objective to maintain world-class standards in talent management. Executive variable compensation is assessed annually based on performance in financial measures as well as in several strategic non-financial areas, including talent management. The Human Capital Committee assists the Board in its oversight of Linde’s compensation policies and programs, particularly in regard to reviewing executive compensation for Linde’s executive officers. The Human Capital Committee also periodically reviews the company’s management development and succession programs, diversity policies and objectives, and the associated programs to achieve those objectives. The global head of Human Resources reports to the Chief Executive Officer ("CEO"). A global leader of Diversity and Inclusion reports to the head of Human Resources.
Linde has aligned diversity and inclusion with its business strategies and implemented diversity action planning into business process and performance management. Diversity and inclusion are line management responsibilities and Linde seeks competitive advantage through proactive management of its talent pipeline and recruiting processes. Linde provides equal employment opportunity, and recruits, hires, promotes and compensates people based solely on their performance and ability.
Employees receive a competitive salary and variable compensation components based on performance and job level. Linde has collective bargaining agreements with unions at numerous locations throughout the world. Additional benefits are offered such as occupational pensions and contributions towards health insurance or medical screening, reflecting regional conditions and local competition. Senior managers participate directly in the company’s growth in value through the Long Term Incentive Plan of Linde plc. From time to time, Linde may introduce special compensation schemes to recognize or reward specific individuals such as the one implemented in 2020 for global front-line employees. Linde also invests in professional development of its employees through formal and on-the-job training.

As of December 31, 2022, Linde had 65,010 employees worldwide comprised of approximately 28 percent women and 72 percent men.

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

Sanjiv Lamba, 58, was appointed Chief Executive Officer of Linde effective March 1, 2022. Prior to being appointed CEO, he was Chief Operating Officer starting in January 2021 and after serving as Executive Vice President, APAC, beginning in October 2018. Previously, Mr. Lamba was appointed a Member of the Executive Board of Linde AG in 2011, responsible for the Asia, Pacific segment of the Gases Division, for Global Gases Businesses Helium & Rare Gases, Electronics as well as Asia Joint Venture Management. Mr. Lamba started his career 1989 with BOC India in Finance where he progressed to become Director of Finance before being appointed as Managing Director for BOC’s India’s business in 2001. Throughout his years with BOC/Linde, he worked in various roles across a number of different geographies including Germany, the U.K., Singapore and India.

Guillermo Bichara, 48, is Executive Vice President and Chief Legal Officer. He previously served as Praxair’s Vice President and General Counsel. Mr. Bichara joined the company in 2006, first as Director of Legal Affairs at Praxair Mexico before being promoted to Vice President and General Counsel of Praxair Asia. He subsequently had responsibility for Europe, Mexico and corporate transactions before being promoted to Associate General Counsel and Assistant Secretary. Mr. Bichara previously held roles at Cemex and various global law firms.

Sean Durbin, 52, became Executive Vice President, EMEA in April 2021. Previously, he served as Senior Vice President, Global Functions beginning in July 2020. Durbin joined Praxair, Inc. in 1993 and served in various roles across operations, engineering, project management, business development and sales. In recent years, he has held leadership positions including Business President, Region Europe South from 2019 to 2020, and President, Praxair Canada Inc. from 2013 to 2019.

Kelcey E. Hoyt, 53, became the Chief Accounting Officer of Linde in October 2018. Prior to this, she served as Vice President and Controller of Praxair, Inc. beginning in August 2016. Prior to becoming Controller, she served as Praxair’s Director of Investor Relations since 2010. She joined Praxair in 2002 and served as Director of Corporate Accounting and SEC Reporting through 2008, and later served as Controller for various divisions within Praxair’s North American Industrial Gas business. Previously, she was in audit at KPMG, LLP.

Juergen Nowicki, 59, was appointed Executive Vice President and CEO, Linde Engineering in April 2020. Prior to this, he was Senior Vice President, Commercial, Linde Engineering. Mr. Nowicki joined Linde in 1991 as an Internal Auditor and held various positions in Finance and Controlling. In 2002, he was appointed CFO Linde Gas North America, USA, and was named Head of Finance and Control for The Linde Group in 2006. Nowicki assumed the role of Managing Director, Linde Engineering in 2011.

John Panikar, 55, was appointed Executive Vice President, APAC of Linde effective in January 2021. Previously, he served as President UK & Africa of Linde since October 2018. From 2014 to 2018, Mr. Panikar was President of Praxair Asia. He began his career with Praxair in 1991 as an Applications Engineer. Over the years, Mr. Panikar held increasingly responsible positions including Manager of Site Services and Equipment, Business Development Director for Praxair Asia, Managing Director of Praxair India, VP, South Region, North American Industrial Gases and President, Praxair Distribution, Inc.

David P. Strauss, 64, is Executive Vice President and Chief Human Resources Officer. He previously served as Praxair’s Chief Human Resources Officer. Mr. Strauss joined Linde in 1990 as an Applications Engineer before being promoted to lead the electronics materials business. He subsequently served as Vice President of Safety, Health and Environment.

Matthew J. White, 50, became Executive Vice President and Chief Financial Officer of Linde in October 2018. He previously served as the Senior Vice President and Chief Financial Officer of Praxair, Inc. since January 1, 2014. Prior to this, Mr. White was President of Praxair Canada from 2011 to 2014. He joined Praxair in 2004 as finance director for the company’s largest business unit, North American Industrial Gases. In 2008, he became Vice President and Controller of Praxair, Inc., then was named Vice President and Treasurer in 2010. Before joining Praxair, White was vice president, finance, at Fisher Scientific and before that he held various financial positions, including group controller, at GenTek, a manufacturing and performance chemicals company.

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
Linde serves a diverse group of industries across more than 80 countries, which generally leads to financial stability through various business cycles. However, a broad decline in general economic or business conditions in the industries served by its customers could adversely affect the demand for Linde’s products and impair the ability of its customers to satisfy their obligations to Linde, resulting in uncollected receivables and/or unanticipated contract terminations or project delays. For example, global political and economic uncertainty could reduce investment activities of Linde’s customers, which could adversely affect Linde’s business.

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
As of December 31, 2022, the net carrying value of goodwill and other indefinite-lived intangible assets was $26 billion and $2 billion, respectively, primarily as a result of the business combination and the related acquisition method of accounting applied to Linde AG. In accordance with generally accepted accounting principles, the company periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to business, unexpected significant changes or planned changes in use of the assets, divestitures and sustained market capitalization declines may result in recognition of impairments to goodwill or other indefinite-lived assets. Any charges relating to such impairments could have a material adverse impact on Linde's results of operations in the periods recognized.
Catastrophic events could disrupt the operations of Linde and/or its customers and suppliers and may have a significant adverse impact on the results of operations.
The occurrence of catastrophic events or natural disasters such as extreme weather, including hurricanes and floods; health epidemics; pandemics, such as COVID-19; and acts of war or terrorism, could disrupt or delay Linde’s ability to produce and distribute its products to customers and could potentially expose Linde to third-party liability claims. In addition, such events could impact Linde’s customers and suppliers resulting in temporary or long-term outages and/or the limitation of supply of energy and other raw materials used in normal business operations. Linde evaluates the direct and indirect business risks, consults with vendors, insurance providers and industry experts, makes investments in suitably resilient design and technology, and conducts regular reviews of the business risks with management. Despite these steps, however, these situations are outside Linde’s control and may have a significant adverse impact on its financial results.
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
Following the Reorganization, New Linde will seek Irish High Court approval for the creation of distributable reserves. New Linde expects this will be forthcoming, but cannot guarantee this, and until distributable reserves of New Linde are created, New Linde will be unable to make distributions by way of dividends, share repurchases or otherwise under Irish law.
Under Irish law, dividends may only be paid and share repurchases and redemptions must generally be funded only out of “distributable reserves,” which New Linde will not have immediately following the Reorganization. The creation of distributable reserves of New Linde involves a reduction in New Linde’s undenominated share capital which requires the approval of the Irish High Court. The approval of the Irish High Court is expected within eight weeks following the Reorganization becoming effective. This approval is the same process successfully followed by Linde immediately after the Linde AG – Praxair, Inc. merger in 2018. New Linde is not aware of any reason why the Irish High Court would not approve the creation of distributable reserves in this manner; however, the issuance of the required order is a matter for the discretion of the Irish High Court. In the event that distributable reserves of New Linde are not created, no distributions by way of dividends, share repurchases or otherwise will be permitted under Irish law until such time as New Linde has created sufficient distributable reserves from its business activities, except that New Linde will be able to pay any dividends declared by the company prior to the Reorganization becoming effective.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
Linde has received no written SEC staff comments regarding any of its Exchange Act reports which remain unresolved.

ITEM 2.     PROPERTIES
Linde's principal executive offices are located in leased office space in Woking, United Kingdom and owned office space in Danbury, Connecticut. Linde also owns principal administrative office space in Tonawanda, New York, United States and Pullach, Germany.
Due to the nature of Linde’s industrial gas products, it is generally uneconomical to transport them distances greater than a few hundred miles from the production facility. As a result, Linde operates a significant number of production facilities spread globally throughout a number of geographic regions.
The following is a description of production facilities for Linde by segment. No significant portion of these assets was leased at December 31, 2022. Generally, these facilities are utilized and are sufficient to meet the company's manufacturing needs.
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
EMEA
The EMEA segment has production facilities primarily in Germany, France, Sweden, the Republic of South Africa, and the U.K. which include approximately 275 cryogenic air separation plants and carbon dioxide plants. Also located throughout Europe are noncryogenic air separation plants, pipelines, hydrogen, packaged gas facilities and other smaller plant facilities.
APAC
The APAC segment has production facilities located primarily in China, Australia, India, South Korea and Thailand, approximately 230 of which are cryogenic air separation plants and carbon dioxide plants. Also located throughout Asia are noncryogenic air separation plants, pipelines, hydrogen, packaged gas and other production facilities.
Engineering
The Engineering business designs and constructs turnkey process plants for third-party customers as well as for the gases businesses in many locations worldwide, such as air separation, hydrogen, synthesis, olefin and natural gas plants. Plant components are produced in owned factories in Tacherting, Germany; Hesinque, France; New York and Oklahoma, United States; and Dalian, China.

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

ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Linde plc shares trade on the New York Stock Exchange (“NYSE”) and the Frankfurt Stock Exchange (“FSE”) under the ticker symbol “LIN”. At December 31, 2022 there were 7,319 shareholders of record.

On January 18, 2023, shareholders approved the company’s proposal for an intercompany reorganization that will result in the delisting of its ordinary shares from the Frankfurt Stock Exchange. Following the completion of legal and regulatory approvals, Linde anticipates that the intercompany reorganization and delisting process will be completed, and its ordinary shares will be delisted from the Frankfurt Stock Exchange, on or about March 1, 2023.

Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the three months ended December 31, 2022 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
October 2022	677	$287.57	677	$5,832
November 2022	1,323	$316.05	1,323	$5,414
December 2022	138	$333.88	138	$5,368
Fourth Quarter 2022	2,138	$308.18	2,138	5,368

(1)On February 28, 2022 the company's board of directors approved the repurchase of $10.0 billion of its ordinary shares ("2022 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2022 program has a maximum repurchase amount of 15% of outstanding shares, beginning on March 1, 2022 and expires on July 31, 2024.
(2)    As of December 31, 2022, the company repurchased $4.6 billion of its ordinary shares pursuant to the 2022     `    program. As of December 31, 2022, $5.4 billion of share repurchases remain authorized under the 2022 program.

Peer Performance Table – The graph below compares the most recent five-year cumulative returns of the common stock of Praxair, the company's predecessor, through October 31, 2018 and Linde's ordinary shares for periods subsequent to October 31, 2018 with those of the Standard & Poor’s 500 Index ("SPX") and the S5 Materials Index ("S5MATR") which covers 29 companies, including Linde. The figures assume an initial investment of $100 on December 31, 2017 and that all dividends have been reinvested.

	2017	2018	2019	2020	2021	2022
LIN	$100	$103	$143	$180	$240	$230
SPX	$100	$96	$126	$149	$192	$157
S5MATR	$100	$85	$106	$128	$163	$143

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

Linde’s industrial gas operations are managed on a geographical basis and in 2022 86% of sales were generated by Linde's three geographic segments (Americas, EMEA and APAC) and the remaining 14% are related largely to the Engineering segment, and to a lesser extent Other (see Note 18 to the consolidated financial statements for operating segment details).

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

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK
2022 Year in review
•Sales of $33,364 million were 8% above 2021 sales of $30,793 million. Higher pricing across all geographic segments contributed 7% to sales. Cost pass-through increased sales by 6% with minimal impact on operating profit. Volume increased sales by 1%. Currency translation decreased sales by 5%, largely in EMEA and APAC. Divestitures decreased sales by 1%.
•Reported operating profit of $5,369 million was 8% above 2021. Adjusted operating profit of $7,904 million was 10% above 2021. The increase in the reported operating profit was primarily due to higher pricing, productivity initiatives and lower depreciation and amortization driven by merger related assets, which more than offset Russia-Ukraine conflict and other charges and the adverse impacts of inflation and currency in the year. The increase in adjusted operating profit increase was primarily due to higher pricing and productivity initiatives, which more than offset the adverse impacts of inflation and currency in the year.*
•Income from continuing operations of $4,147 million and diluted earnings per share from continuing operations of $8.23 increased from $3,821 million and $7.32, respectively in 2021. Adjusted income from continuing operations of $6,195 million and adjusted diluted earnings per share from continuing operations of $12.29 were 11% and 15%, respectively above 2021 adjusted amounts.*
•Cash flow from operations of $8,864 million was $861 million below 2021. The decrease was driven by higher working capital requirements, including lower inflows from contract liabilities from engineering customer advanced payments, partially offset by higher net income adjusted for non cash charges. Capital expenditures were $3,173 million; dividends paid were $2,344 million; net purchases of ordinary shares of $5,132 million; and debt borrowings, net were $4,475 million.

*A reconciliation of the adjusted amounts can be found in the "Non-GAAP Financial Measures" section in this MD&A.

2023 Outlook

Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via earnings releases and investor teleconferences. These materials are available on the company’s website, www.linde.com, but are not incorporated herein.

CONSOLIDATED RESULTS AND OTHER INFORMATION
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2022 and 2021. For the discussion comparing the years ended December 31, 2021 and 2020, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2021.
The following table provides summary information for 2022 and 2021. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures.

(Millions of dollars, except per share data) Year Ended December 31,	2022	2021	Variance
Reported Amounts
Sales	$33,364	$30,793	8%
Cost of sales, exclusive of depreciation and amortization	$19,450	$17,543	11%
As a percent of sales	58.3%	57.0%
Selling, general and administrative	$3,107	$3,189	(3)%
As a percent of sales	9.3%	10.4%
Depreciation and amortization	$4,204	$4,635	(9)%
Russia-Ukraine conflict and other charges (a)	$1,029	$273	—
Operating Profit	$5,369	$4,984	8%
Operating margin	16.1%	16.2%
Interest expense – net	$63	$77	(18)%
Net pension and OPEB cost (benefit), excluding service cost	$(237)	$(192)	23%
Effective tax rate	25.9%	24.7%
Income from equity investments	$172	$119	45%
Noncontrolling interests from continuing operations	$(134)	$(135)	(1)%
Income from continuing operations	$4,147	$3,821	9%
Diluted earnings per share from continuing operations	$8.23	$7.32	12%
Diluted shares outstanding	504,038	521,875	(3)%
Number of employees	65,010	72,327	(10)%
Adjusted Amounts (b)
Operating profit	$7,904	$7,176	10%
Operating margin	23.7%	23.3%
Income from continuing operations	$6,195	$5,579	11%
Diluted earnings per share from continuing operations	$12.29	$10.69	15%
Other Financial Data (b)
EBITDA from continuing operations	$9,745	$9,738	—%
As percent of sales	29.2%	31.6%
Adjusted EBITDA from continuing operations	$10,873	$10,179	7%
As percent of sales	32.6%	33.1%
________________________
(a)See Note 3 to the consolidated financial statements.
(b)Adjusted amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Financial Measures" section of this MD&A.

Results of Operations
The following table provides a summary of changes in consolidated sales:

2022 vs. 2021
% Change
Factors Contributing to Changes - Sales
Volume	1%
Price/Mix	7%
Cost pass-through	6%
Currency	(5)%
Acquisitions/divestitures	(1)%
Engineering	—%
8%
2022 Compared With 2021

Sales
Linde sales increased $2,571 million, or 8%, for the 2022 year versus 2021. Higher pricing across all geographic segments contributed 7% to sales. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, increased sales by 6%, with minimal impact on operating profit. Volume growth in all end markets, except healthcare, and startups increased sales by 1%. Currency translation decreased sales by 5%, largely in EMEA and APAC, driven by the weakening of the Euro, Chinese yuan, British pound and Australian dollar against the U.S. dollar. The impact of divestitures decreased sales by 1%.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization, increased $1,907 million, or 11%, for the year primarily due to inflation and higher volumes, partially offset by productivity gains and currency effects. Cost of sales, exclusive of depreciation and amortization, was 58.3% and 57.0% of sales, respectively, in 2022 compared to 2021. The increase as a percentage of sales was due primarily to higher cost pass-through to customers.

Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") decreased $82 million, from $3,189 in 2021 to $3,107 million in 2022. SG&A was 9.3% of sales in 2022 versus 10.4% in 2021. Currency impacts decreased SG&A by approximately $127 million in 2022. Excluding currency impacts, underlying SG&A increased primarily due to higher costs.
Depreciation and amortization
Reported depreciation and amortization expense decreased $431 million, or 9% versus 2021. The decrease is primarily due to lower depreciation and amortization of assets acquired in the merger and currency impacts.
On an adjusted basis, depreciation and amortization expense decreased $49 million, or 2%, versus 2021. Currency impacts decreased depreciation and amortization by $123 million in 2022. Excluding currency impacts, underlying depreciation and amortization increased including new project start ups.
Russia-Ukraine conflict and other charges
Russia-Ukraine conflict and other charges were $1,029 million and $273 million for 2022 and 2021, respectively. The charge for 2022 relates primarily to the deconsolidation and impairment of Russian subsidiaries resulting from the ongoing war in Ukraine and related sanctions recorded as of June 30, 2022. 2021 charges relate to cost reduction program and other charges, primarily severance (see Note 3 to the condensed consolidated financial statements).
On an adjusted basis, these benefits and costs have been excluded in both periods.
Operating profit
Reported operating profit increased $385 million in 2022, or 8%. On an adjusted basis, operating profit increased $728 million, or 10%, for 2022 versus 2021.
On a reported basis, operating profit increased $385 million, or 8% in 2022. The increase was primarily due to higher pricing, volumes, savings from productivity initiatives, and lower depreciation and amortization driven by merger related assets. These increases more than offset the adverse impacts of inflation and currency in the year as well as the Russia-Ukraine conflict and other charges of $1,029 million. Cost reduction programs and other charges was $273 million in 2021.
On an adjusted basis, which excludes the impacts of purchase accounting as well as Russia-Ukraine conflict and other charges, operating profit increased $728 million, or 10%. Operating profit growth was driven by higher pricing, volumes and productivity initiatives, which more than offset the effects of inflation and currency during the period. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense – net in 2022 decreased $14 million, or 18%, versus 2021. On an adjusted basis interest expense decreased $32 million, or 25% in 2022 as compared to 2021.
On both a reported and adjusted basis, the decrease year over year was driven primarily by higher interest income on cash deposits, partially offset by higher borrowing costs on short-term debt.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost were benefits of $237 million and $192 million in 2022 and 2021, respectively. The increase in benefit primarily relates to lower amortization of deferred losses, partially offset by higher interest cost reflective of the higher discount rate environment year-over-year (see Note 16 to the consolidated financial statements).

Effective tax rate
The reported effective tax rate ("ETR") for 2022 was 25.9% versus 24.7% in 2021. The increase in the rate is primarily related to the net tax expense resulting from the deconsolidation and impairment of the company’s business in Russia in 2022. 2021 included a deferred income tax charge related to the revaluation of net deferred tax liabilities for a tax rate increase in the United Kingdom (see Note 5 to the consolidated financial statements).
On an adjusted basis, the ETR for 2022 was 24.2% versus 24.1% in 2021.
Income from equity investments
Reported income from equity investments for 2022 was $172 million as compared to $119 million in 2021. On an adjusted basis, income from equity investments for 2022 was $247 million versus $231 million in 2021.
On a reported basis, the year-over-year increase in income from equity investments was due to a $35 million impairment charge taken in the third quarter of 2021 related to a joint venture in the APAC segment.
On an adjusted basis, the year-over-year increase in income from equity investments was primarily driven by the overall performance of investments in APAC.
Noncontrolling interests from continuing operations
At December 31, 2022, noncontrolling interests from continuing operations consisted primarily of noncontrolling shareholders’ investments in APAC (primarily in China).
Reported noncontrolling interests from continuing operations decreased $1 million, from $135 million in 2021 to $134 million in 2022.
Adjusted noncontrolling interests from continuing operations increased $6 million in 2022 as compared to 2021.
Income from continuing operations
Reported income from continuing operations increased $326 million, or 9%. On an adjusted basis, which excludes the impacts of purchase accounting and Russia-Ukraine conflict and other charges, income from continuing operations increased $616 million, or 11%, in 2022 versus 2021. On both a reported and adjusted basis, the increase was driven by higher operating profit.
Diluted earnings per share from continuing operations
Reported diluted earnings per share from continuing operations increased $0.91, or 12%, in 2022 as compared to 2021. On an adjusted basis, diluted EPS of $12.29 in 2022 increased 15% versus 2021. The increase on both reported and adjusted basis was primarily due to higher income from continuing operations and lower diluted shares outstanding.
Employees
The number of employees at December 31, 2022 was 65,010, a decrease of 10%, or 7,317 employees from 2021, primarily driven by the sale of GIST business, cost reduction initiatives and the deconsolidation of Russian subsidiaries in the EMEA and Engineering segments.

Other Financial Data
EBITDA from continuing operations increased to $9,745 million in 2022 from $9,738 million in 2021. Adjusted EBITDA from continuing operations increased to $10,873 million for 2022 as compared to $10,179 million in 2021, primarily due to higher adjusted income from continuing operations plus depreciation and amortization versus the prior period.
See the "Non-GAAP Financial Measures" section for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) for the year ended December 31, 2022 was a loss of $778 million resulted primarily from currency translation adjustments of $1,835 million, partially offset by an increase in the funded status of the company's retirement obligations of $1,070 million driven by a higher discount rate environment. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, the Chinese yuan and the British pound. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 7 to the consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.
Related Party Transactions
The company’s related parties are primarily unconsolidated equity affiliates. The company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated with independent parties.
Environmental Matters
Linde’s principal operations relate to the production and distribution of atmospheric and other industrial gases, which for the most part are used to help customers reduce their emissions. Worldwide costs relating to environmental protection may continue to grow due to increasingly stringent laws and regulations. In addition, Linde may face physical risks from climate change and extreme weather.

Climate Change

Linde operates in jurisdictions that have, or are developing, laws and/or regulations to reduce or mitigate the adverse effects of greenhouse gas ("GHG") emissions and therefore faces a highly uncertain regulatory environment in this area. For example, the U.S. Environmental Protection Agency ("EPA") has promulgated rules requiring reporting of GHG emissions to which Linde, its suppliers and customers are subject to. EPA has also promulgated regulations to restrict GHG emissions, including final rules regulating GHG emissions from light-duty vehicles and certain large manufacturing facilities, many of which are Linde suppliers or customers. In addition to these developments in the United States, several other countries worldwide have already implemented carbon taxation or trading systems which impact the company and its customers, including regulations in China, Singapore and the European Union. Among other impacts, such regulations are expected to raise the cost of energy, which is a significant cost for Linde. Nevertheless, Linde's long-term customer contracts routinely provide rights to recover increased electricity, natural gas, and other costs that are incurred by the company as a result of climate change regulation.

Linde anticipates continued growth in hydrogen sales due to increased focus on decarbonization projects. Traditionally, hydrogen production plants and a large number of other manufacturing and electricity-generating plants have been identified in California and the European Union as a source of carbon dioxide emissions and these plants are subject to cap-and-trade regulations in those jurisdictions. Linde believes it will be able to mitigate the costs of these regulations through the terms of its product supply contracts. However, legislation that limits GHG emissions may impact growth by increasing capital, compliance, operating and maintenance costs and/or decreasing demand.

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

Linde continuously seeks opportunities to optimize energy use and GHG emissions through research and development in customer applications and rigorous operational energy efficiency, sourcing low-carbon source energy, and purchasing hydrogen as a chemical byproduct where feasible. Linde tracks GHG emission performance versus targets and reports regularly to business management and annually to Linde's Board of Directors. In 2021, a new Sustainability Committee was created. The Committee is responsible for oversight of the Company's programs, policies and strategies related to environmental matters, including climate change, greenhouse gas reduction goals and decarbonization solutions, such as clean energy and carbon management.

At the same time, external factors may provide Linde with future business opportunities. For example, in 2022, several pieces of legislation were enacted, including the Inflation Reduction Act in the U.S., which provides for investments in decarbonization opportunities including hydrogen projects. Other factors include governmental regulation of GHG and other emissions; uncertain costs of energy and certain natural resources; the development of renewable energy alternatives; and new technologies that help extract natural gas, improve air quality, increase energy efficiency and mitigate the impacts of climate change. Linde continues to develop new applications that can help customers lower emissions by reducing energy consumption and increasing product throughput. Stricter regulation of water quality in emerging economies such as China provide a growing market for a number of gases, e.g., oxygen for wastewater treatment. Increased concern about drought in areas such as California and Australia may create additional markets for carbon dioxide for desalination. Renewable fuel standards in the European Union and U.S. can create a market for second-generation biofuels which use industrial gases such as oxygen, carbon dioxide, and hydrogen.

Costs Relating to the Protection of the Environment

Environmental protection costs in 2022 were not significant. Linde anticipates that future annual environmental protection expenditures will be similar to 2022, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position, the consolidated results of operations or cash flows in any given year.

Legal Proceedings
See Note 17 to the consolidated financial statements for information concerning legal proceedings.
Retirement Benefits
Pensions
The net periodic benefit cost (benefit) for the U.S. and non-U.S. pension plans was a benefit of $110 million, $35 million and $25 million in 2022, 2021 and 2020, respectively.
The funded status (pension benefit obligation ("PBO") less the fair value of plan assets) for the U.S. plans was a deficit of $238 million and $271 million at December 31, 2022 and 2021, respectively. The funded status for non-U.S. plans was a surplus of $208 million and deficit of $1,430 million at December 31, 2022 and 2021, respectively. Both the U.S. and non-U.S. plans derived the benefit from a lower PBO due to an increase in discount rates.
Global pension contributions were $51 million in 2022, $42 million in 2021, and $91 million in 2020. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the U.S.). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Estimated required contributions for 2023 are currently expected to be in the range of $40 million to $50 million.
Linde assumes expected returns on plan assets for 2023 of 7.00% and 5.60% for the U.S. and non-U.S. plans, respectively, which are consistent with the long-term expected returns on its investment portfolios.
Excluding the impact of any settlements, 2023 consolidated pension expense is expected to be a benefit of approximately $118 million. The benefit derived from the expected return on assets assumption for Linde's most significant plans is anticipated to more than offset the expense from service and interest cost accruals and the higher amortization of deferred losses.
Refer to the Critical Accounting Estimates section and Note 16 to the consolidated financial statements for a more detailed discussion of the company’s retirement benefits, including a description of the various retirement plans and the assumptions used in the calculation of net periodic benefit cost (benefit) and funded status.

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
At December 31, 2022 and 2021, the company had recorded a total of $71 million and $75 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analysis and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.
Linde recognizes estimated insurance proceeds relating to damages at the time of loss only to the extent of incurred losses. Any insurance recoveries for business interruption and for property damages in excess of the net book value of the property are recognized only when realized or pending payments confirmed by its insurance companies.

SEGMENT DISCUSSION
Linde’s operations consist of two major product lines: industrial gases and engineering. As further described in the following paragraph, Linde’s industrial gases operations are managed on a geographic basis, which represents three of the company's reportable segments - Americas, EMEA (Europe/Middle East/Africa), and APAC (Asia/South Pacific); a fourth reportable segment, which represents the company's Engineering business, designs and manufactures equipment for air separation and other industrial gas applications specifically for end customers and is managed on a worldwide basis operating in all geographic segments. Other consists of corporate costs and a few smaller businesses which individually do not meet the quantitative thresholds for separate presentation.
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

The table below presents sales and operating profit information about reportable segments and Other for the years ended December 31, 2022 and 2021.

(Millions of dollars) Year Ended December 31,	2022	2021	Variance
Sales
Americas	$13,874	$12,103	15%
EMEA	8,443	7,643	10%
APAC	6,480	6,133	6%
Engineering	2,762	2,867	(4)%
Other	1,805	2,047	(12)%
Total sales	$33,364	$30,793	8%

Operating Profit
Americas	$3,732	$3,368	11%
EMEA	2,013	1,889	7%
APAC	1,670	1,502	11%
Engineering	555	473	17%
Other	(66)	(56)	(18)%
Segment operating profit	7,904	7,176	10%
Reconciliation to reported operating profit :
Russia-Ukraine conflict and other charges (Note 3)	(1,029)	(273)
Purchase accounting impacts - Linde AG	(1,506)	(1,919)
Total operating profit	$5,369	$4,984

Americas

(Dollar amounts in millions)			Variance
Year Ended December 31,	2022	2021	2022 vs. 2021
Sales	$13,874	$12,103	15%

Operating profit	$3,732	$3,368	11%
As a percent of sales	26.9%	27.8%

2022 vs. 2021
% Change
Factors Contributing to Changes - Sales
Volume	4%
Price/Mix	6%
Cost pass-through	5%
Currency	—%
Acquisitions/Divestitures	—%
15%
The Americas segment includes Linde’s industrial gases operations in approximately 20 countries including the United States, Canada, Mexico and Brazil.
Sales
Sales for the Americas segment increased $1,771 million, or 15%, in 2022 versus 2021. Higher pricing contributed 6% to sales. Higher volumes increased sales by 4%, driven by higher demand across all end markets except healthcare, led by chemicals and energy. Cost past-through increased sales by 5% with minimal impact on operating profit.
Operating Profit
Operating profit in the Americas segment increased $364 million, or 11%, in 2022 versus 2021 driven primarily by higher pricing, volumes and continued productivity initiatives which more than offset inflation.

EMEA

(Dollar amounts in millions)			Variance
Year Ended December 31,	2022	2021	2022 vs. 2021

Sales	$8,443	$7,643	10%

Operating profit	$2,013	$1,889	7%
As a percent of sales	23.8%	24.7%

2022 vs. 2021
% Change
Factors Contributing to Changes - Sales
Volume	(3)%
Price/Mix	13%
Cost pass-through	13%
Currency	(11)%
Acquisitions/Divestitures	(2)%
10%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, the U.K., France, Sweden and the Republic of South Africa.
Sales
EMEA segment sales increased $800 million, or 10%, in 2022 versus 2021. Higher price attainment increased sales by 13%. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, increased sales by 13% with minimal impact on operating profit. Currency translation decreased sales by 11% due largely to the weakening of the Euro and British pound against the U.S. Dollar. Volume decreased sales by 3%. The impact of net divestitures decreased sales by 2% primarily due to the deconsolidation of Russian subsidiaries as of June 30, 2022.
Operating Profit
Operating Profit for the EMEA segment increased $124 million, or 7%, in 2022 versus 2021. The increase was driven largely by higher pricing and continued productivity initiatives which more than offset currency, inflation and divestitures.
APAC

(Dollar amounts in millions)			Variance
Year Ended December 31,	2022	2021	2022 vs. 2021

Sales	$6,480	$6,133	6%

Operating profit	$1,670	$1,502	11%
As a percent of sales	25.8%	24.5%

2022 vs. 2021
% Change
Factors Contributing to Changes - Sales
Volume/Equipment	5%
Price/Mix	5%
Cost pass-through	2%
Currency	(6)%
Acquisitions/Divestitures	—%
6%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India and South Korea.
Sales
Sales for the APAC segment increased $347 million, or 6%, in 2022 versus 2021. Volume increased 5% including project start-ups in the electronics and chemicals and energy end markets. Higher price increased sales by 5%. Cost pass-through increased sales by 2% with minimal impact on operating profit. Currency translation decreased sales by 6% driven primarily by the weakening of the Australian dollar, Korean won and Chinese Yuan against the U.S. Dollar.
Operating Profit
Operating profit in the APAC segment increased $168 million, or 11%, in 2022 versus 2021. The increase was primarily driven by higher volumes and pricing and continued productivity initiatives which more than offset the impact of currency and inflation.

Engineering

(Dollar amounts in millions)			Variance
Year Ended December 31,	2022	2021	2022 vs. 2021

Sales	$2,762	$2,867	(4)%

Operating profit	$555	$473	17%
As a percent of sales	20.1%	16.5%

2022 vs. 2021
% Change
Factors Contributing to Changes - Sales
Volume	5%
Currency	(9)%
(4)%
Sales
Engineering segment sales decreased $105 million, or 4%, in 2022 versus 2021 . The decrease was driven by project timing and negative currency translation, partially offset by a $321 million project progress recognition during the third quarter.

Projects for Russia that were sanctioned and have been wound down represented approximately $894 million of the Engineering segment sales during 2022.
Operating profit

Engineering segment operating profit increased $82 million, or 17%, in 2022 versus 2021 driven by the aforementioned third quarter project and a fourth quarter project settlement, partially offset by other project timing and currency impacts.

Other

(Dollar amounts in millions)			Variance
Year Ended December 31,	2022	2021	2022 vs. 2021

Sales	$1,805	$2,047	(12)%

Operating profit	$(66)	$(56)	(18)%
As a percent of sales	(3.7)%	(2.7)%

2022 vs. 2021
% Change
Factors Contributing to Changes - Sales
Volume/Price	3%
Cost pass-through	1%
Currency	(4)%
Acquisitions/Divestitures	(12)%
(12)%
Other consists of corporate costs and a few smaller businesses including: Surface Technologies, GIST and global helium wholesale; which individually do not meet the quantitative thresholds for separate presentation.

Sales

Sales for Other decreased $242 million, or 12%, in 2022 versus 2021. Divestitures decreased sales by 12% due primarily to the sale of the GIST business as of September 30, 2022. Currency translation decreased sales by 4%. Underlying sales increased 3% in the year driven primarily by price and higher volumes of aviation and electronic sales in the coatings business. Cost pass-through increased sales by 1% in 2022.

Sales of the GIST business which was divested as of September 30, 2022 represented approximately $630 million of Other sales during the nine months ended September 30, 2022.

Operating profit

Operating profit in Other decreased $10 million, or 18%, in 2022 versus 2021 due primarily to higher sourcing costs in the global helium business and the impact of divestitures, partially offset by lower corporate costs .

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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of 2022	Statements of Income		Balance Sheets
	Consolidated	Average Year Ended December 31,		December 31,
Currency	Sales	2022	2021	2022	2021
Euro	21%	0.95	0.85	0.93	0.88
Chinese yuan	8%	6.72	6.45	6.90	6.36
British pound	6%	0.81	0.73	0.83	0.74
Australian dollar	4%	1.44	1.33	1.47	1.38
Brazilian real	4%	5.16	5.39	5.28	5.58
Korean won	3%	1,286	1,144	1,266	1,189
Canadian dollar	3%	1.36	1.25	1.36	1.26
Mexican peso	2%	20.10	20.28	19.50	20.53
Indian rupee	2%	78.49	73.91	82.73	74.34
Republic of South African rand	1%	16.30	14.77	17.04	15.94
Swedish krona	1%	10.08	8.58	10.43	9.05
Thailand bhat	1%	34.96	31.93	34.61	33.40

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars) Year Ended December 31,	2022	2021
Net Cash Provided by (Used for)
Operating Activities
Income from continuing operations (including noncontrolling interests)	$4,281	$3,956
Non-cash charges (credits):
Add: Russia-Ukraine and other charges, net of payments (a)	902	98
Add: Depreciation and amortization	4,204	4,635
Add (Less): Deferred income taxes	(383)	(254)
Add (Less): Non-cash charges and other	58	109
Income from continuing operations adjusted for non-cash charges and other	9,062	8,544
Less: Pension contributions	(51)	(42)
Add (Less): Working capital	(310)	1,148
Add (Less): Other	163	75
Net cash provided by (used for) operating activities	$8,864	$9,725
Investing Activities
Capital expenditures	$(3,173)	$(3,086)
Acquisitions, net of cash acquired	(110)	(88)
Divestitures and asset sales, net of cash divested	195	167
Net cash provided by (used for) investing activities	$(3,088)	$(3,007)
Financing Activities
Debt increases (decreases) – net	$4,475	$(514)
Issuances (purchases) of ordinary shares – net	(5,132)	(4,562)
Cash dividends – Linde plc shareholders	(2,344)	(2,189)
Noncontrolling interest transactions and other	(88)	(323)
Net cash provided by (used for) financing activities	$(3,089)	$(7,588)

Effect of exchange rate changes on cash	$(74)	$(61)
Cash and cash equivalents, end-of-period	$5,436	$2,823
____________________
(a)See Note 3 to the consolidated financial statements.
Cash increased $2,613 million in 2022 versus 2021. The primary sources of cash in 2022 were cash flows from operations of $8,864 million and debt borrowings, net of $4,475 million. The primary uses of cash included capital expenditures of $3,173 million, net purchases of ordinary shares of $5,132 million, cash dividends to shareholders of $2,344 million.
2022 compared with 2021
Cash Flows From Operations
Cash flows from operations was $8,864 million, a decrease of $861 million from 2021. The decrease was driven primarily by higher working capital requirements, including lower inflows from contract liabilities from engineering customer advanced payments, partially offset by higher net income adjusted for non cash charges. Russia-Ukraine conflict and other charges, net of payments, were $902 million and $98 million for the years ended December 31, 2022 and 2021, respectively, representing charges of $1,029 million and $273 million net of related cash outflows of $127 million and $175 million, respectively, in each period.
As of December 31, 2022, Linde has approximately $1.7 billion recorded in contract liabilities within the consolidated balance sheet related to engineering projects in Russia. Any obligation to satisfy the related residual contract liabilities may have an adverse effect on Linde’s cash flows.

Investing
Net cash used for investing activities was $3,088 million in 2022 compared to $3,007 million in 2021. The increase was primarily driven by higher capital expenditures and acquisitions, partially offset by proceeds from divestitures, net of cash divested and asset sales.
Capital expenditures in 2022 were $3,173 million, an increase of $87 million from 2021. Capital expenditures during 2022 related primarily to investments in new plant and production equipment for operating and growth requirements. Approximately 52% of the capital expenditures were in the Americas segment with 27% in the APAC segment and the rest primarily in the EMEA segment.
At December 31, 2022 , Linde's sale of gas backlog of large projects under construction was approximately $5.7 billion. This represents the total estimated capital cost of large plants under construction.
Acquisitions, net of cash acquired for 2022 were $110 million, an increase of $22 million from 2021. Acquisitions, net of cash acquired for the year ended December 31, 2021 were $88 million. Acquisitions in each period related primarily to the Americas and EMEA. On January 6, 2023, Linde purchased the remaining 77.2% ownership interest in nexAir, LLC in an all cash transaction with a total purchase price of approximately $0.8 billion (see Note 20 to the consolidated financial statements).
Divestitures and asset sales, net of cash divested in 2022 were $195 million as compared to $167 million in 2021. Divestiture proceeds for the year include cash received from the sale of the company's GIST business of $184 million, net of cash divested of $75 million, for net proceeds of $109 million (See Note 2 to the consolidated financial statements).
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
Cash used for financing activities was $3,089 million in 2022 compared to $7,588 million in 2021. Cash provided by debt was $4,475 million in 2022 versus cash used for debt of $514 million in 2021 primarily driven by higher commercial paper borrowings and debt issuances in 2022. Net purchases of ordinary shares were $5,132 million in 2022 versus $4,562 million in 2021. Cash dividends increased to $2,344 million in 2022 versus $2,189 million in 2021 driven primarily by a 10% increase in dividends per share to $4.68 per share from $4.24 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $88 million for the year ended December 31, 2022 versus cash used of $323 million for the respective 2021 period primarily due to the settlement of the buyout of minority interests in the Republic of South Africa in 2021.
The company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2022, Linde's credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A2 for long-term debt, respectively.
Note 11 to the consolidated financial statements includes information with respect to the company’s debt activity in 2022, current debt position, debt covenants and the available credit facilities; and Note 12 includes information relating to derivative financial instruments. Linde's credit facilities are with major financial institutions and are non-cancelable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facilities, if requested, to be low. Linde’s major bank credit and long-term debt agreements contain standard covenants. The company was in compliance with these covenants at December 31, 2022 and expects to remain in compliance for the foreseeable future.
The company maintains a $5 billion and a $1.5 billion unsecured and undrawn revolving credit agreements with no associated financial covenants. No borrowings were outstanding under the credit agreements as of December 31, 2022. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.
Linde’s total net debt outstanding at December 31, 2022 was $12,478 million, $1,094 million higher than $11,384 million at December 31, 2021. The December 31, 2022 net debt balance includes $17,561 million in public securities, and $353 million representing primarily worldwide bank borrowings, net of $5,436 million of cash. Linde’s global effective borrowing rate was approximately 1.7% for 2022.

In January 2022, Linde repaid €1.0 billion of 0.250% notes that became due. In March 2022, Linde issued €500 million of 1.000% notes due 2027, €750 million of 1.375% notes due 2031, and €800 million of 1.625% notes due 2035. In May 2022, Linde repaid $500 million of 2.20% notes due in August 2022. In November 2022, Linde issued $300 million of 4.80% notes due in 2024 and $600 million of 4.70% notes due in 2025.
On February 28, 2022, the company’s Board of Directors approved the additional repurchase of $10.0 billion of its ordinary shares. For additional information related to the share repurchase programs, see Part II Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

OFF-BALANCE SHEET ARRANGEMENTS
As discussed in Note 17 to the consolidated financial statements, at December 31, 2022, Linde had undrawn outstanding letters of credit, bank guarantees and surety bonds entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Linde’s consolidated financial condition, results of operations, or liquidity.

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
The weighted-average expected long-term rates of return on pension plan assets were 7.00% for U.S. plans and 5.60% for non-U.S. plans for the year ended December 31, 2022 (7.00% and 5.28%, respectively at December 31, 2021). The expected long-term rate of return on the U.S. and Non-U.S. plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance. A 0.50% change in these expected long-term rates of return, with all other variables held constant, would change Linde’s pension expense by approximately $44 million.
The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $8,898 million, or $1,213 million higher than the fair value of assets of $7,685 million at December 31, 2022. These net deferred investment gains of $1,213 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.
Discount rates are used to calculate the present value of plan liabilities and pension costs and are determined annually by management. The company measures the service and interest cost components of pension and OPEB expense for significant U.S. and non-U.S. plans using the spot rate approach. U.S. plans that do not use the spot rate approach continue to determine discount rates by using a cash flow matching model provided by the company's independent actuaries. The model includes a portfolio of corporate bonds graded Aa or better by at least half of the ratings agencies and matches the U.S. plans' projected cash flows to the calculated spot rates. Discount rates for the remaining Non-U.S. plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. Refer to Note 16 to the consolidated financial statements for a summary of the discount rates used to calculate plan liabilities and benefit costs, and to the Retirement Benefits section of the Consolidated Results and Other Information section of this MD&A for a further discussion of 2022 benefit costs. A 0.50% reduction in discount rates, with all other variables held constant, would increase Linde’s pension expense by approximately $22 million whereas a 0.50% increase in discount rates would result in a decrease of $96 million. A 0.50% reduction in discount rates would increase the PBO by approximately $462 million whereas a 0.50% increase in discount rates would have a favorable impact to the PBO of approximately $417 million.
The weighted-average expected rate of compensation increase was 3.25% for U.S. plans and 2.59% for non-U.S. plans at December 31, 2022 (3.25% and 2.55%, respectively, at December 31, 2021). The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Linde’s pension expense by approximately $6 million and would impact the PBO by approximately $28 million.
Asset Impairments
Goodwill and Other Indefinite-Lived Intangibles Assets
At December 31, 2022, the company had goodwill of $25,817 million and $1,706 million of other indefinite-lived intangible assets. Goodwill represents the aggregate of the excess consideration paid for acquired businesses over the fair value of the net assets acquired. Indefinite-lived other intangibles relate to the Linde name.

The company performs a goodwill impairment test annually as of October 1 or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The impairment test performed during the fourth quarter of 2022 indicated no impairment. At December 31, 2022, Linde’s enterprise value was approximately $173 billion (outstanding shares multiplied by the year-end stock price plus net debt, and without any control premium) while its total capital was approximately $54 billion.
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
Management believes that the quantitative and qualitative factors used to perform its annual goodwill impairment assessment are appropriate and reasonable. Although the 2022 assessment indicated that it is more likely than not that the fair value of each reporting unit exceeded its carrying value, changes in circumstances or conditions affecting this analysis could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company's results of operations. Reporting units with greater concentration of Linde AG assets fair valued during the 2018 Praxair, Inc. and Linde AG merger are at greater risk of impairment in future periods.
Other indefinite-lived intangible assets are evaluated for impairment on an annual basis or more frequently if events and circumstances indicate that an impairment loss may have been incurred, and no impairments were indicated.
See Notes 9 and 10 to the consolidated financial statements.
Long-Lived Assets
Long-lived assets, including property, plant and equipment and finite-lived other intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an individual asset or asset group may not be recoverable. For purposes of this test, asset groups are determined based upon the lowest level for which there are independent and identifiable cash flows. Based upon Linde's business model an asset group may be a single plant and related assets used to support on-site, merchant and packaged gas customers. Alternatively, the asset group may be a collection of distribution related assets (cylinders, distribution centers, and stores) or be a pipeline complex which includes multiple interdependent plants and related assets connected by pipelines within a geographic area used to support the same distribution methods. As a result of the Russia-Ukraine conflict, Linde deconsolidated its Russian gas and engineering business entities as of June 30, 2022. See Note 3 to the consolidated financial statements.

Income Taxes
At December 31, 2022, Linde had deferred tax assets of $1,247 million (net of valuation allowances of $276 million), and deferred tax liabilities of $6,903 million. At December 31, 2022, uncertain tax positions totaled $325 million (see Note 1 and Note 5 to the consolidated financial statements). Income tax expense was $1,434 million for the year ended December 31, 2022, or about 25.9% of pre-tax income (see Note 5 to the consolidated financial statements for additional information related to taxes).
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

The non-GAAP measures in the following reconciliations are presented in this MD&A.

Adjusted Amounts

(Dollar amounts in millions, except per share data)
Year Ended December 31,	2022	2021
Adjusted Operating Profit and Operating Margin
Reported operating profit	$5,369	$4,984
Add: Russia-Ukraine conflict and other charges (a)	1,029	273
Add: Purchase accounting impacts - Linde AG (c)	1,506	1,919
Total adjustments	2,535	2,192
Adjusted operating profit	$7,904	$7,176

Reported percentage change	8%
Adjusted percentage change	10%

Reported sales	$33,364	$30,793

Reported operating margin	16.1%	16.2%
Adjusted operating margin	23.7%	23.3%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$4,204	$4,635
Less: Purchase accounting impacts - Linde AG (c)	(1,481)	(1,863)
Adjusted depreciation and amortization	$2,723	$2,772

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$(62)	$(26)
Add: Purchase accounting impacts - Linde AG (c)	(25)	(56)
Adjusted Other Income (Expense) - net	$(37)	$30

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(237)	$(192)
Add: Pension settlement charges	(6)	(4)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(243)	$(196)

Adjusted Interest Expense - Net
Reported interest expense - net	$63	$77
Add: Purchase accounting impacts - Linde AG (c)	35	53
Adjusted interest expense - net	$98	$130

Adjusted Income Taxes (a)
Reported income taxes	$1,434	$1,262
Add: Purchase accounting impacts - Linde AG (c)	374	452
Add: Pension settlement charges	1	1
Add: Russia-Ukraine conflict and other charges (a)	136	29
Total adjustments	511	482
Adjusted income taxes	$1,945	$1,744

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$5,543	$5,099
Add: Pension settlement charge	6	4
Add: Purchase accounting impacts - Linde AG (c)	1,471	1,866
Add: Russia-Ukraine conflict and other charges (a)	1,029	273
Total adjustments	2,506	2,143
Adjusted income before income taxes and equity investments	$8,049	$7,242

Reported Income taxes	$1,434	$1,262
Reported effective tax rate	25.9%	24.7%

Adjusted income taxes	$1,945	$1,744
Adjusted effective tax rate	24.2%	24.1%

Income from Equity Investments
Reported income from equity investments	$172	$119
Add: Russia-Ukraine conflict and other charges (d)	—	35
Add: Purchase accounting impacts - Linde AG (c)	75	77
Total adjustments	75	112
Adjusted income from equity investments	$247	$231

Adjusted Noncontrolling Interests from Continuing Operations
Reported noncontrolling interests from continuing operations	$(134)	$(135)
Add: Purchase accounting impacts - Linde AG (c)	(22)	(15)
Adjusted noncontrolling interests from continuing operations	$(156)	$(150)

Adjusted Income from Continuing Operations (b)
Reported income from continuing operations	$4,147	$3,821
Add: Pension settlement charge	5	3
Add: Russia-Ukraine conflict and other charges (a)	893	279
Add: Purchase accounting impacts - Linde AG (c)	1,150	1,476
Total adjustments	2,048	1,758
Adjusted income from continuing operations	$6,195	$5,579

Adjusted Diluted EPS from Continuing Operations (b)
Reported diluted EPS from continuing operations	$8.23	$7.32
Add: Pension settlement charge	0.01	0.01
Add: Russia-Ukraine conflict and other charges (a)	1.77	0.53
Add: Purchase accounting impacts - Linde AG (c)	2.28	2.83
Total adjustments	4.06	3.37
Adjusted diluted EPS from continuing operations	$12.29	$10.69

Reported percentage change	12%
Adjusted percentage change	15%

Adjusted EBITDA and % of Sales
Income from continuing operations	$4,147	$3,821
Add: Noncontrolling interests related to continuing operations	134	135
Add: Net pension and OPEB cost (benefit), excluding service cost	(237)	(192)
Add: Interest expense	63	77
Add: Income taxes	1,434	1,262
Add: Depreciation and amortization	4,204	4,635
EBITDA from continuing operations	9,745	9,738
Add: Russia-Ukraine conflict and other charges (a)	1,029	308
Add: Purchase accounting impacts - Linde AG (c)	99	133
Total adjustments	1,128	441
Adjusted EBITDA from continuing operations	$10,873	$10,179

Reported sales	$33,364	$30,793
% of sales
EBITDA from continuing operations	29.2%	31.6%
Adjusted EBITDA from continuing operations	32.6%	33.1%

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

	December 31, 2022	December 31, 2021
(Millions of dollars)
Debt	$17,914	$14,207
Less: cash and cash equivalents	(5,436)	(2,823)
Net debt	12,478	11,384
Less: purchase accounting impacts - Linde AG	(22)	(61)
Adjusted net debt	$12,456	$11,323

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

(Millions of dollars)
Statement of Income Data	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Sales	$8,850	$7,767
Operating profit	1,337	973
Net income	675	721
Transactions with non-guarantor subsidiaries	2,241	2,067

Balance Sheet Data (at period end)
Current assets (a)	$11,478	$5,826
Long-term assets (b)	13,949	15,928
Current liabilities (c)	11,767	8,853
Long-term liabilities (d)	48,210	42,860

(a) From current assets above, amount due from non-guarantor subsidiaries	$7,260	$4,209
(b) From long-term assets above, amount due from non-guarantor subsidiaries	1,982	3,257
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,334	1,304
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	33,268	28,142

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of Linde’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2022. The range of changes chosen for these discussions reflects Linde’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.
Interest Rate Risk
At December 31, 2022, Linde had debt totaling $17,914 million ($14,207 million at December 31, 2021). For fixed-rate instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest rate changes generally do not affect the fair market value of the instrument but impact future earnings and cash flows, assuming that other factors are held constant. At December 31, 2022, including the impact of derivatives, Linde had fixed-rate debt of $13,000 million and floating-rate debt of $4,914 million, representing 73% and 27%, respectively, of total debt. At December 31, 2021, Linde had fixed-rate debt of $12,492 million and floating-rate debt of $1,715 million, representing 88% and 12%, respectively, of total debt.
Fixed Rate Debt
In order to mitigate interest rate risk, when considered appropriate, interest-rate swaps are entered into as hedges of underlying financial instruments to effectively change the characteristics of the interest rate without actually changing the underlying financial instrument. At December 31, 2022, Linde had fixed-to-floating interest rate swaps outstanding that were designated as hedging instruments of the underlying debt issuances - refer to Note 12 to the consolidated financial statements for additional information. This sensitivity analysis assumes that, holding all other variables constant (such as foreign exchange rates, swaps and debt levels), a one hundred basis point increase in interest rates would decrease the unrealized fair market value of the fixed-rate debt portfolio by approximately $666 million ($834 million in 2021). A one hundred basis point increase in interest rates would result in an approximate $21 million decrease to derivative assets recorded.
Variable Rate Debt
At December 31, 2022, the after-tax earnings and cash flows impact of a one hundred basis point increase in interest rates, including offsetting impact of derivatives, on the variable-rate debt portfolio would be approximately $25 million ($33 million in 2021).
Foreign Currency Risk
Linde’s exchange-rate exposures result primarily from its investments and ongoing operations in Latin America (primarily Brazil and Mexico), Europe (primarily Germany, Scandinavia, and the U.K.), Canada, Asia Pacific (primarily Australia and China) and other business transactions such as the procurement of equipment from foreign sources. Linde frequently utilizes currency contracts to hedge these exposures. At December 31, 2022, Linde had a notional amount outstanding of $3,870 million ($5,870 million at December 31, 2021) related to foreign exchange contracts. The majority of these were to hedge recorded balance sheet exposures, primarily intercompany loans denominated in non-functional currencies. See Note 12 to the consolidated financial statements.
Holding all other variables constant, if there were a 10% increase in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2022 would increase by approximately $83 million and at December 31, 2021 would decrease by approximately $28 million, which would be largely offset by an offsetting loss or gain on the foreign-currency fluctuation of the underlying exposure being hedged.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Linde’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2022.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2022 as stated in their report.

/s/ Sanjiv Lamba	/s/ KELCEY E. HOYT
Sanjiv Lamba Chief Executive Officer	Kelcey E. Hoyt Chief Accounting Officer
/s/ MATTHEW J. WHITE
Matthew J. White Chief Financial Officer	February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Linde plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Linde plc and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
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
Revenue Recognition - Estimated Costs at Completion
As described in Note 19 to the consolidated financial statements, $2,762 million of the Company’s total revenues for the year ended December 31, 2022 was generated from the sale of equipment contracts. Sale of equipment contracts are generally comprised of a single performance obligation. Revenue from the sale of equipment is generally recognized over time as the Company has an enforceable right to payment for performance completed to date and performance does not create an asset with alternative use. For contracts recognized over time, revenue is recognized primarily using a cost incurred input method. Costs incurred to date relative to total estimated costs at completion are used to measure progress toward satisfying performance obligations. Costs incurred include material, labor, and overhead costs and represent work contributing and proportionate to the transfer of control to the customer.
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
February 28, 2023

We have served as the Company’s or its predecessor’s auditor since 1992.

CONSOLIDATED STATEMENTS OF INCOME
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2022	2021	2020
Sales	$33,364	$30,793	$27,243
Cost of sales, exclusive of depreciation and amortization	19,450	17,543	15,383
Selling, general and administrative	3,107	3,189	3,193
Depreciation and amortization	4,204	4,635	4,626
Research and development	143	143	152
Russia-Ukraine conflict and other charges	1,029	273	506
Other income (expenses) – net	(62)	(26)	(61)
Operating Profit	5,369	4,984	3,322
Interest expense – net	63	77	115
Net pension and OPEB cost (benefit), excluding service cost	(237)	(192)	(177)
Income From Continuing Operations Before Income Taxes and Equity Investments	5,543	5,099	3,384
Income taxes on continuing operations	1,434	1,262	847
Income From Continuing Operations Before Equity Investments	4,109	3,837	2,537
Income from equity investments	172	119	85
Income From Continuing Operations (Including Noncontrolling Interests)	4,281	3,956	2,622
Income from discontinued operations, net of tax	—	5	4
Net Income (Including Noncontrolling Interests)	4,281	3,961	2,626
Less: noncontrolling interests from continuing operations	(134)	(135)	(125)
Net Income – Linde plc	$4,147	$3,826	$2,501

Net Income – Linde plc
Income from continuing operations	$4,147	$3,821	$2,497
Income from discontinued operations	$—	$5	$4

Per Share Data – Linde plc Shareholders
Basic earnings per share from continuing operations	$8.30	$7.39	$4.74
Basic earnings per share from discontinued operations	—	0.01	0.01
Basic earnings per share	$8.30	$7.40	$4.75
Diluted earnings per share from continuing operations	$8.23	$7.32	$4.70
Diluted earnings per share from discontinued operations	—	0.01	0.01
Diluted earnings per share	$8.23	$7.33	$4.71

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	499,736	516,896	526,736
Diluted shares outstanding	504,038	521,875	531,157
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions)

Year Ended December 31,	2022	2021	2020
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$4,281	$3,961	$2,626

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,725)	(1,116)	565
Reclassifications to net income	(110)	(52)	—
Income taxes	—	(7)	30
Translation adjustments	(1,835)	(1,175)	595
Funded status - retirement obligations (Note 16):
Retirement program remeasurements	1,349	826	(675)
Reclassifications to net income	80	175	92
Income taxes	(359)	(255)	114
Funded status - retirement obligations	1,070	746	(469)
Derivative instruments (Note 12):
Current year unrealized gain (loss)	107	140	(3)
Reclassifications to net income	(129)	(49)	42
Income taxes	9	(20)	(8)
Derivative instruments	(13)	71	31
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(778)	(358)	157

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	3,503	3,603	2,783
Less: noncontrolling interests	(90)	(135)	(158)
COMPREHENSIVE INCOME - LINDE PLC	$3,413	$3,468	$2,625
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions)

December 31,	2022	2021
Assets
Cash and cash equivalents	$5,436	$2,823
Accounts receivable – net	4,559	4,499
Contract assets	124	134
Inventories	1,978	1,733
Prepaid and other current assets	950	970
Total Current Assets	13,047	10,159
Property, plant and equipment – net	23,548	26,003
Equity investments	2,350	2,619
Goodwill	25,817	27,038
Other intangible assets – net	12,420	13,802
Other long-term assets	2,476	1,984
Total Assets	$79,658	$81,605
Liabilities and Equity
Accounts payable	$2,995	$3,503
Short-term debt	4,117	1,163
Current portion of long-term debt	1,599	1,709
Contract liabilities	3,073	2,940
Accrued taxes	613	429
Other current liabilities	4,082	3,899
Total Current Liabilities	16,479	13,643
Long-term debt	12,198	11,335
Other long-term liabilities	2,795	4,188
Deferred credits	6,799	6,998
Total Liabilities	38,271	36,164
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity:
Ordinary shares (€0.001 par value, authorized 1,750,000,000 shares, 2022 and 2021 issued: 552,012,862 ordinary shares)	1	1
Additional paid-in capital	40,005	40,180
Retained earnings	20,541	18,710
Accumulated other comprehensive income (loss)	(5,782)	(5,048)
Less: Treasury shares, at cost (2022 – 59,555,235 shares and 2021 – 43,331,983 shares)	(14,737)	(9,808)
Total Linde plc Shareholders’ Equity	40,028	44,035
Noncontrolling interests	1,346	1,393
Total Equity	41,374	45,428
Total Liabilities and Equity	$79,658	$81,605
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LINDE PLC AND SUBSIDIARIES
(Millions of dollars)

Year Ended December 31,	2022	2021	2020
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Linde plc	$4,147	$3,826	$2,501
Less: income from discontinued operations, net of tax and noncontrolling interests	—	(5)	(4)
Add: Noncontrolling interests from continuing operations	134	135	125
Income from continuing operations (including noncontrolling interests)	$4,281	$3,956	$2,622
Adjustments to reconcile net income to net cash provided by operating activities:
Russia-Ukraine conflict and other charges, net of payments	902	98	258
Depreciation and amortization	4,204	4,635	4,626
Deferred income taxes	(383)	(254)	(369)
Share-based compensation	107	128	133
Non-cash charges and other	(49)	(19)	152
Working capital
Accounts receivable	(423)	(553)	19
Contract assets and liabilities, net	310	1,307	90
Inventory	(347)	(129)	18
Prepaid and other current assets	(157)	76	128
Payables and accruals	307	447	109
Pension contributions	(51)	(42)	(91)
Long-term assets, liabilities and other	163	75	(266)
Net cash provided by operating activities	8,864	9,725	7,429
Investing
Capital expenditures	(3,173)	(3,086)	(3,400)
Acquisitions, net of cash acquired	(110)	(88)	(68)
Divestitures and asset sales, net of cash divested	195	167	482
Net cash used for investing activities	(3,088)	(3,007)	(2,986)
Financing
Short-term debt borrowings (repayments) – net	3,050	(1,329)	1,198
Long-term debt borrowings	3,210	2,283	2,796
Long-term debt repayments	(1,785)	(1,468)	(2,681)
Issuances of ordinary shares	36	50	47
Purchases of ordinary shares	(5,168)	(4,612)	(2,457)
Cash dividends – Linde plc shareholders	(2,344)	(2,189)	(2,028)
Noncontrolling interest transactions and other	(88)	(323)	(220)
Net cash used for financing activities	(3,089)	(7,588)	(3,345)
Effect of exchange rate changes on cash and cash equivalents	(74)	(61)	(44)
Change in cash and cash equivalents	2,613	(931)	1,054
Cash and cash equivalents, beginning-of-period	2,823	3,754	2,700
Cash and cash equivalents, end-of-period	$5,436	$2,823	$3,754

Supplemental Data
Income taxes paid	$1,735	$1,710	$1,066
Interest paid, net of capitalized interest (Note 7)	$170	$233	$322
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions, except per share data, shares in thousands)

	Linde plc Shareholders’ Equity
	Ordinary shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2019	552,013	$1	$40,201	$16,842	$(4,814)	17,632	$(3,156)	$49,074	$2,448	$51,522
Net Income available for Linde plc shareholders				2,501				2,501	125	2,626
Other comprehensive income (loss)					124			124	33	157
Noncontrolling interests:
Dividends and other capital reductions								—	(161)	(161)
Additions (Reductions) - (Note 14)								—	(193)	(193)
Redemption value adjustments				17				17		17
Dividends ($3.852 per ordinary share)				(2,028)				(2,028)		(2,028)
Issuances of ordinary shares:
For employee savings and incentive plans			(132)	(154)		(1,208)	233	(53)		(53)
Purchases of ordinary shares						12,294	(2,451)	(2,451)		(2,451)
Share-based compensation			133					133		133
Balance, December 31, 2020	552,013	$1	$40,202	$17,178	$(4,690)	28,718	$(5,374)	$47,317	$2,252	$49,569
Net Income available for Linde plc shareholders				3,826				3,826	135	3,961
Other comprehensive income (loss)					(358)			(358)	—	(358)
Noncontrolling interests:
Dividends and other capital reductions								—	(118)	(118)
Additions (Reductions) - (Note 14)								—	(876)	(876)
Dividends ($4.24 per ordinary share)				(2,189)				(2,189)		(2,189)
Issuances of ordinary shares:
For employee savings and incentive plans			(150)	(105)		(1,026)	209	(46)		(46)
Purchases of ordinary shares						15,640	(4,643)	(4,643)		(4,643)
Share-based compensation			128					128		128
Balance, December 31, 2021	552,013	$1	$40,180	$18,710	$(5,048)	43,332	$(9,808)	$44,035	$1,393	$45,428
Net Income available for Linde plc shareholders				4,147				4,147	134	4,281
Other comprehensive income (loss)					(734)			(734)	(44)	(778)
Noncontrolling interests:
Dividends and other capital reductions								—	(81)	(81)
Additions (Reductions) - (Note 14)								—	(56)	(56)
Dividends ($4.68 per ordinary share)				(2,344)				(2,344)		(2,344)
Issuances of ordinary shares:
For employee savings and incentive plans			(282)	28		(811)	198	(56)		(56)
Purchases of ordinary shares						17,034	(5,127)	(5,127)		(5,127)
Share-based compensation			107					107		107
Balance, December 31, 2022	552,013	$1	$40,005	$20,541	$(5,782)	59,555	$(14,737)	$40,028	$1,346	$41,374
The accompanying Notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LINDE PLC AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Linde plc ("Linde" or "the company") is an incorporated public limited company formed under the laws of Ireland. Linde’s registered office is located at Ten Earlsfort Terrace, Dublin 2, D02 T380 Ireland. Linde’s principal executive offices are located at Forge, 43 Church Street West, Woking, Surrey GU21 6HT, United Kingdom and 10 Riverview Drive, Danbury, Connecticut, United States 06810. Linde trades on the New York Stock Exchange and on the Frankfurt Stock Exchange under the symbol LIN.
On January 18, 2023, shareholders approved the company’s proposal for an intercompany reorganization that will result in the delisting of its ordinary shares from the Frankfurt Stock Exchange. Following the completion of legal and regulatory approvals, Linde anticipates that the intercompany reorganization and delisting process will be completed, and its ordinary shares will be delisted from the Frankfurt Stock Exchange, on or about March 1, 2023.

In connection with the closing of the intercompany reorganization, Linde shareholders will automatically receive one share of the new holding company, to be listed on the New York Stock Exchange in exchange for each share of Linde plc they own. The new holding company will also be named “Linde plc” and will trade under the existing ticker LIN.

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
Revenue Recognition – Revenue is recognized as control of goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for the goods or services. See Note 19 for additional details regarding Linde's revenue recognition policies.
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
The company performs a test for impairment whenever events or changes in circumstances indicate that the carrying amount of an individual asset or asset group may not be recoverable. Should projected undiscounted future cash flows be less than the carrying amount of the asset or asset group, an impairment charge reducing the carrying amount to fair value may be required. Fair value is determined based on the most appropriate valuation technique, including discounted cash flows.
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

The company performs a goodwill impairment test annually as of October 1 or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The impairment test allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. Reporting units are determined based on one level below the operating segment level. The qualitative analysis of goodwill for the year ended December 31, 2022 showed the fair value of the reporting units substantially exceeded the carrying value, as such further analysis was not performed.
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
Recently Issued Accounting Standards
Accounting Standards Implemented in 2022
There were no new accounting pronouncements that would materially impact the 2022 financial statements.

NOTE 2. Acquisitions and Divestitures
Acquisitions
Acquisitions were $110 million, $88 million and $68 million for the years ended December 31, 2022, 2021 and 2020, respectively. Acquisitions in 2022 and 2021 primarily related to the Americas and EMEA. Acquisitions in 2020 primarily related to the Americas.

Divestitures

Sale of GIST business

In the third quarter of 2022, the company completed the sale of its GIST business. Proceeds from the sale were $184 million, net of cash divested of $75 million, for net proceeds of $109 million. The sale resulted in a loss of $21 million (benefit of $3 million, after tax), recorded within the Russia-Ukraine conflict and other charges in the consolidated statement of income (see Note 3).

Deconsolidation of Joint Venture in APAC
Effective January 1, 2021, Linde deconsolidated a joint venture with operations in APAC, due to the expiration of certain contractual rights that the parties mutually agreed not to renew. From the effective date, the joint venture is reflected as an equity investment on Linde's consolidated balance sheet with the corresponding results reflected in income from equity investments on the consolidated statement of income.
The fair value of the joint venture at January 1, 2021 was determined using a discounted cash flow model and approximated the carrying amount of its net assets. The net carrying value of $852 million was mainly comprised of assets of approximately $1.9 billion (primarily Other intangibles and Property plant and equipment - net), net of liabilities of approximately $1.0 billion. Upon deconsolidation an equity investment was recorded representing Linde's share of the joint venture's net assets. The deconsolidation resulted in a gain of $52 million recorded within 2021 charges (see Note 3) related to the release of the CTA balance recorded within AOCI. The company did not receive any consideration, cash or otherwise, as part of the deconsolidation.

The joint venture contributed sales of approximately $600 million in 2020.

NOTE 3. Russia-Ukraine Conflict and Other Charges
2022 Charges
Russia-Ukraine conflict and other charges were $1 billion ($896 million, after tax and noncontrolling interests) for the year ended December 31, 2022, largely attributable to the Russia-Ukraine conflict.
Russia-Ukraine Conflict
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

Other Russia related charges

Other charges related specifically to the Russia-Ukraine conflict were $103 million ($73 million after tax) for the year ended December 31, 2022, and are primarily comprised of impairments of assets which are maintained by international entities in support of the Russian business.

Merger-Related Costs and Other Charges
Merger-related costs and other charges were $139 million ($93 million, after tax) for the year ended December 31, 2022, primarily related to severance actions within the Engineering segment recorded during the fourth quarter, the impairment of an equity method investment in the EMEA segment, and the sale of the GIST business completed on September 30, 2022 (see Note 2).
The following table provides a summary of the pre-tax charges by reportable segment for the year ended December 31, 2022 :

	Year Ended December 31, 2022
(millions of dollars)	Russia deconsolidation charges	Other Russia related charges	Total Russia charges	Merger-related costs and other charges	Total
Americas	$—	$—	$—	$4	$4
EMEA	733	(7)	726	25	751
APAC	—	—	—	28	28
Engineering	54	110	164	41	205
Other	—	—	—	41	41
Total	$787	$103	$890	$139	$1,029

2021 Charges

Cost reduction programs and other charges were $273 million ($279 million after tax) for the year ended December 31, 2021.

Total cost reduction program related charges were $338 million ($253 million after tax), for the year ended December 31, 2021. These expenses consisted primarily of severance charges of $259 million and other charges of $79 million for the year ended December 31, 2021. Other charges related primarily to the execution of the company's synergistic actions including location consolidations and business rationalization projects, process harmonization, and associated non-recurring costs.

Merger-related and other charges were benefits of $65 million (benefit of $26 million, after tax) for the year ended December 31, 2021. The 2021 pre-tax benefit was primarily due to a $52 million gain triggered by a joint venture deconsolidation in the APAC segment.

	Year Ended December 31, 2021
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger related and other charges	Total
Americas	$4	$2	$6	$(6)	$—
EMEA	204	33	237	1	238
APAC	16	12	28	(50)	(22)
Engineering	20	6	26	—	26
Other	15	26	41	(10)	31
Total	$259	$79	$338	$(65)	$273

2020 Charges
Cost reduction programs and other charges were $506 million for the year ended December 31, 2020, ($372 million after tax).

Total cost reduction program related charges were $391 million ($277 million after tax) for the year ended December 31, 2020. These expenses consisted primarily of severance costs of $298 million and other charges of $93 million for the year ended December 31, 2020. Other charges related to the execution of the company's synergistic actions including location consolidations and business rationalization projects, process harmonization, and associated non-recurring costs.

Merger-related and other charges were $115 million ($95 million, after tax). for the year ended December 31, 2020.

	Year Ended December 31, 2020
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger related and other charges	Total
Americas	$35	$24	$59	$13	$72
EMEA	131	21	152	3	155
APAC	7	2	9	3	12
Engineering	38	28	66	4	70
Other	87	18	105	92	197
Total	$298	$93	$391	$115	$506

Cash Requirements
The total cash requirements of the Russia-Ukraine conflict and other charges incurred for the year ended December 31, 2022 are expected to be immaterial. Remaining cash requirements are expected to be paid through 2023. Russia-Ukraine conflict and other charges, net of payments in the consolidated statements of cash flows for the twelve months ended December 31, 2022 and 2021 also reflect the impact of cash payments of liabilities, including merger-related tax liabilities, accrued as of December 31, 2021 and 2020, respectively.

The following table summarizes the activities related to the Russia-Ukraine conflict and the company's cost reduction programs and other charges during 2021 and 2022:

(millions of dollars)	Total Russia charges	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger related and other charges	Total
Balance, December 31, 2020	$—	$283	$22	$305	$64	$369
2021 Cost Reduction Programs and Other Charges	—	259	79	338	(65)	273
Less: Cash payments	—	(138)	(15)	(153)	(22)	(175)
Less: Non-cash charges	—	—	(41)	(41)	54	13
Foreign currency translation and other	—	(20)	(7)	(27)	—	(27)
Balance, December 31, 2021	$—	$384	$38	$422	$31	$453
2022 Russia-Ukraine conflict and other charges	890	41	24	65	74	1,029
Less: Cash payments	—	(122)	(24)	(146)	19	(127)
Less: Non-cash charges	(890)	—	(7)	(7)	(109)	(1,006)
Foreign currency translation and other	—	(22)	(4)	(26)	(3)	(29)
Balance, December 31, 2022	$—	$281	$27	$308	$12	$320

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

NOTE 4. LEASES
In the normal course of its business, Linde enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Linde determines whether a contract is or contains a lease at contract inception. Total lease and rental expenses related to operating lease right of use assets for the twelve months ended December 31, 2022 and 2021 was $284 million and $317 million, respectively. Operating leases costs are included in selling, general and administrative expenses and cost of sales, exclusive of depreciation and amortization. The related assets and obligations are included in other long term assets and other current liabilities and other long term liabilities, respectively. Total lease and rental expenses related to finance lease right of use assets for the twelve months ended December 31, 2022 and 2021 was $57 million and $51 million, respectively, and the costs are included in depreciation and amortization and interest. Related assets and obligations are included in other long term assets and other current liabilities and other long term liabilities, respectively. Linde includes renewal options that are reasonably certain to be exercised as part of the lease term. Operating and financing lease expenses above include short term and variable lease costs which are immaterial.

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

Gains and losses on sale and leaseback transactions were immaterial. Operating cash flows used for operating leases for the twelve months ended December 31, 2022 and 2021 were $254 million and $290 million, respectively. Cash flows used for finance leases for the same period were immaterial.

Supplemental balance sheet information related to leases is as follows:

(Millions of dollars)	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$726	$853

Other current liabilities	181	215
Other long-term liabilities	540	618
Total operating lease liabilities	721	833

Finance Leases
Finance lease right-of-use assets	146	163

Other current liabilities	42	47
Other long-term liabilities	114	129
Total finance lease liabilities	$156	$176

Supplemental operating lease information:

	December 31, 2022	December 31, 2021
Weighted average lease term (years)	8	9
Weighted average discount rate	3.26%	2.91%

Future operating and finance lease payments as of December 31, 2022 are as follows (millions of dollars):

Period	Operating Leases	Financing Leases
2023	$196	$48
2024	140	37
2025	106	29
2026	79	19
2027	58	12
Thereafter	258	57
Total future undiscounted lease payments	837	202
Less imputed interest	(116)	(46)
Total reported lease liability	$721	$156

NOTE 5. INCOME TAXES
Pre-tax income applicable to U.S. and non-U.S. operations is as follows:

(Millions of dollars) Year Ended December 31,	2022	2021	2020
United States	$2,502	$2,020	$1,253
Non-U.S.	3,041	3,079	2,131
Total income before income taxes	$5,543	$5,099	$3,384

Provision for Income Taxes
The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2022	2021	2020
Current tax expense (benefit)
U.S. federal	$486	$287	$185
State and local	92	87	17
Non-U.S.	1,239	1,142	1,013
	1,817	1,516	1,215
Deferred tax expense (benefit)
U.S. federal	(12)	63	20
State and local	7	8	7
Non-U.S.	(378)	(325)	(395)
	(383)	(254)	(368)
Total income taxes	$1,434	$1,262	$847

U.S. Tax Cuts and Jobs Act (Tax Act) 2018
As of December 31, 2022 and 2021, the tax payable related to the deemed repatriation tax is $178 million and $178 million, respectively, of which $139 million and $178 million is classified as other long-term liabilities on the consolidated balance sheet (See Note 7), respectively. The company is required to fund the balance in annual installments through 2025.

Effective Tax Rate Reconciliation
For purposes of the effective tax rate reconciliation, the company utilizes the U.S. statutory income tax rate of 21%. An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2022		2021		2020
U.S. statutory income tax	$1,164	21.0%	$1,071	21.0%	$711	21.0%
State and local taxes – net of federal benefit	84	1.5%	83	1.6%	21	0.6%
U.S. tax credits and deductions (a)	(16)	(0.3)%	(23)	(0.5)%	(8)	(0.2)%
Non-U.S. tax differentials (b)	176	3.2%	219	4.3%	167	4.9%
Share-Based compensation	(41)	(0.7)%	(56)	(1.1)%	(53)	(1.6)%
Russia/Ukraine Charges	108	1.9%	—	—%	—	—%
Other – net (c)	(41)	(0.7)%	(32)	(0.6)%	9	0.3%
Provision for income taxes	$1,434	25.9%	$1,262	24.7%	$847	25.0%

________________________
(a)U.S. tax credits and deductions relate to non-U.S. derived intangible income and the research and experimentation tax credit in 2022, 2021 and 2020.
(b)Primarily related to differences between the U.S. tax rate and the statutory tax rate in the countries where the company operates. Excluding 2021, which included an $83 million deferred income tax charge related to a tax rate increase in the U.K, other permanent items and tax rate changes were not significant.
(c)Other - net includes net tax benefits related to the settlement of tax audits of $71 million in 2022 , and $47 million in 2021.

Net Deferred Tax Liabilities
Net deferred tax liabilities included in the consolidated balance sheets are comprised of the following:

(Millions of dollars) December 31,	2022	2021
Deferred tax liabilities
Fixed assets (a)	$2,775	$3,177
Goodwill	173	166
Other intangible assets	2,939	3,263
Subsidiary/equity investments	545	586
Other (b)	471	634
	$6,903	$7,826
Deferred tax assets
Carryforwards	$289	$358
Benefit plans and related (c)(d)	165	607
Inventory	68	57
Accruals and other (e)	1,001	1,042
	$1,523	$2,064
Less: Valuation allowances (f)	(276)	(235)
	$1,247	$1,829
Net deferred tax liabilities	$5,656	$5,997
Recorded in the consolidated balance sheets as (Note 7):
Other long-term assets	230	242
Deferred credits	5,886	6,239
	$5,656	$5,997
________________________
(a)Excludes $39 million and $19 million of fixed assets in 2022 related to the deconsolidation of Russia and the sale of GIST, respectively (see Notes 3 and 2).
(b)Includes $206 million in 2022 and $236 million in 2021 related to right-of-use lease assets.
(c)Includes deferred tax liabilities of $54 million and deferred tax assets of $305 million in 2022 and 2021, respectively, related to pension / OPEB funded status (see Notes 7 and 16).
(d)The amounts are net of non-US deferred tax liabilities of $315 million in 2022 and $71 million in 2021.
(e)Includes $212 million in 2022 and $246 million in 2021 related to lease liabilities and $25 million and $42 million in 2022 and 2021, respectively, related to research and development costs.
(f)Summary of changes in valuation allowances relating to deferred tax assets follows (millions of dollars):

	2022	2021	2020
Balance, January 1,	$(235)	$(243)	$(222)
Income tax (charge) benefit	(44)	8	(21)
Other, including write-offs	—	—	2
Translation adjustments	3	—	(2)
Balance, December 31,	$(276)	$(235)	$(243)
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
As of December 31, 2022, the company had $289 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $276 million of valuation allowances. These deferred tax assets include $215 million relating to NOLs of which $90 million expire within 5 years, $42 million expire after 5 years and $83 million have no expiration. The deferred tax assets also include $74 million related to credits of which $5 million expire within 5 years, $66 million expire after 5 years, and $3 million have no expiration. The valuation allowances of $276 million primarily relate to NOLs and foreign currency loss related to the revaluation of deferred tax liabilities associated with future repatriations. Management has determined, based on financial projections and available tax strategies, that it is unlikely that the benefit of these losses will be realized. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.
The company has $545 million of non-U.S. income taxes accrued related to its investments in subsidiaries and equity investments as of December 31, 2022. A provision has not been made for any additional non-U.S. income tax at December 31, 2022 on approximately $33 billion related to its investments in subsidiaries because the company intends to remain indefinitely reinvested. While the $33 billion could become subject to additional non-U.S. income tax if there is a sale of a subsidiary, or earnings are remitted as dividends, it is not practicable to estimate the unrecognized deferred tax liability.
Uncertain Tax Positions
Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The company has unrecognized income tax benefits totaling $325 million, $387 million and $452 million as of December 31, 2022, 2021 and 2020, respectively. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statements of income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2022	2021	2020
Unrecognized income tax benefits, January 1	$387	$452	$472
Additions for tax positions of prior years	26	11	35
Reductions for tax positions of prior years (a)	(45)	(11)	(34)
Additions for current year tax positions	—	19	11
Reductions for settlements with taxing authorities (a)(b)	(23)	(60)	(39)
Foreign currency translation and other	(20)	(24)	7
Unrecognized income tax benefits, December 31	$325	$387	$452

________________________
(a)2022 amounts are primarily related to the settlement of tax audits.
(b)Settlements are uncertain tax positions that were effectively settled with the taxing authorities, including positions where the company has agreed to amend its tax returns to eliminate the uncertainty.
The company classifies interest income and expense related to income taxes as tax expense in the consolidated statements of income. The company recognized net interest benefit of $3 million and $15 million and expense of $29 million for the years ended December 31, 2022, 2021 and 2020, respectively. The company had $35 million and $40 million of accrued interest and penalties as of December 31, 2022 and 2021, respectively, which were recorded in other long-term liabilities in the consolidated balance sheets (See Note 7).

As of December 31, 2022, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major tax jurisdictions	Open Years
North and South America
United States	2017 through 2022
Canada	2014 through 2022
Mexico	2014 through 2022
Brazil	2003 through 2022

Europe and Africa
France	2019 through 2022
Germany	2018 through 2022
Spain	2010 through 2022
United Kingdom	2020 through 2022

Asia and Australia
Australia	2018 through 2022
China	2017 through 2022
India	2006 through 2022
South Korea	2020 through 2022
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

NOTE 6. EARNINGS PER SHARE – LINDE PLC SHAREHOLDERS
Basic and Diluted earnings per share - Linde plc shareholders is computed by dividing Income from continuing operations, Income from discontinued operations, net of tax, and Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	2022	2021	2020
Numerator (Millions of dollars)
Income from continuing operations	$4,147	$3,821	$2,497
Income from discontinued operations, net of tax	—	5	4
Net Income – Linde plc	$4,147	$3,826	$2,501
Denominator (Thousands of shares)
Weighted average shares outstanding	499,254	516,507	526,404
Shares earned and issuable under compensation plans	482	389	332
Weighted average shares used in basic earnings per share	499,736	516,896	526,736
Effect of dilutive securities
Stock options and awards	4,302	4,979	4,421
Weighted average shares used in diluted earnings per share	504,038	521,875	531,157
Basic earnings per share from continuing operations	$8.30	$7.39	$4.74
Basic earnings per share from discontinued operations	—	0.01	0.01
Basic Earnings Per Share	$8.30	$7.40	$4.75
Diluted earnings per share from continuing operations	$8.23	$7.32	$4.70
Diluted earnings per share from discontinued operations	—	0.01	0.01
Diluted Earnings Per Share	$8.23	$7.33	$4.71

There were no antidilutive shares for the years ended December 31, 2022, 2021 and 2020.

NOTE 7. SUPPLEMENTAL INFORMATION
Income Statement

(Millions of dollars) Year Ended December 31,	2022	2021	2020
Selling, General and Administrative
Selling	$1,295	$1,342	$1,303
General and administrative	1,812	1,847	1,890
	$3,107	$3,189	$3,193

Year Ended December 31,	2022	2021	2020
Depreciation and Amortization (a)
Depreciation	$3,633	$3,912	$3,861
Amortization of intangibles (Note 10)	571	723	765
Depreciation and Amortization	$4,204	$4,635	$4,626

Year Ended December 31,	2022	2021	2020
Other Income (Expenses) – Net
Currency related net gains (losses)	$(18)	$(29)	$(28)
Partnership income	18	13	10
Severance expense	(13)	(5)	(5)
Asset divestiture gains (losses) – net	(9)	(31)	(78)
Other – net	(40)	26	40
	$(62)	$(26)	$(61)

Year Ended December 31,	2022	2021	2020
Interest Expense – Net
Interest incurred on debt and other	$277	$227	$277
Interest income	(117)	(40)	(55)
Amortization on acquired debt	(35)	(53)	(85)
Interest capitalized	(62)	(57)	(38)
Bond redemption (b)	—	—	16
	$63	$77	$115

Year Ended December 31,	2022	2021	2020
Income Attributable to Noncontrolling Interests
Noncontrolling interests' operations (c)	$134	$135	$125
Balance Sheet

(Millions of dollars) December 31,	2022	2021
Accounts Receivable
Trade and Other receivables	$4,964	$4,904
Less: allowance for expected credit losses	(405)	(405)
	$4,559	$4,499
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,498 million and $4,425 million at December 31, 2022 and December 31, 2021, respectively, and gross receivables aged greater than one year were $321 million and $329 million at December 31, 2022 and December 31, 2021, respectively. Gross other receivables were $145 million and $150 million at December 31, 2022 and December 31, 2021, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Provisions for expected credit losses were $163 million, $129 million and $182 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively. The allowance activity in the twelve months ended December 31, 2022 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

December 31,	2022	2021
Inventories
Raw materials and supplies	$567	$399
Work in process	368	334
Finished goods	1,043	1,000
	$1,978	$1,733

December 31,	2022	2021
Prepaid and Other Current Assets
Prepaid and other deferred charges (d)	$597	$527
VAT recoverable	225	196
Unrealized gains on derivatives (Note 12)	24	101
Other	104	146
	$950	$970

December 31,	2022	2021
Other Long-term Assets
Pension assets (Note 16)	$661	$139
Insurance contracts (e)	39	46
Long-term receivables, net (f)	164	105
Lease assets (Note 4)	872	1,016
Deposits	52	43
Investments carried at cost (h)	184	18
Deferred charges	66	62
Deferred income taxes (Note 5)	230	242
Unrealized gains on derivatives (Note 12)	4	35
Other	204	278
	$2,476	$1,984

December 31,	2022	2021
Other Current Liabilities
Accrued expenses	$1,533	$1,248
Payroll	614	710
VAT payable	259	295
Pension and postretirement (Note 16)	51	38
Interest payable	118	102
Lease liability (Note 4)	223	262
Insurance reserves	19	19
Unrealized losses on derivatives (Note 12)	23	27
Cost reduction programs (Note 3)	187	200
Other	1,055	998
	$4,082	$3,899

December 31,	2022	2021
Other Long-term Liabilities
Pension and postretirement (Note 16)	$640	$1,802
Tax liabilities for uncertain tax positions (Note 5)	248	302
Tax Act liabilities for deemed repatriation (Note 5)	139	178
Lease liability (Note 4)	654	747
Interest and penalties for uncertain tax positions (Note 5)	35	40
Insurance reserves	52	56
Asset retirement obligation	305	305
Unrealized losses on derivatives (Note 12)	73	8
Cost reduction programs (Note 3)	133	253
Other	516	497
	$2,795	$4,188

December 31,	2022	2021
Deferred Credits
Deferred income taxes (Note 5)	$5,886	$6,239
Other	913	759
	$6,799	$6,998

December 31,	2022	2021
Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment - net of taxes:
Americas (g)	$(3,942)	$(3,985)
EMEA (g)	(1,249)	94
APAC (g)	(835)	154
Engineering	(241)	24
Other	483	(280)
	(5,784)	(3,993)
Derivatives – net of taxes	62	75
Pension/OPEB funded status obligation (net of $54 million tax obligation in 2022 and $305 million tax benefit in 2021) (Note 16)	(60)	(1,130)
	$(5,782)	$(5,048)
(a)Depreciation and amortization expense in 2022 include $1,006 million and $474 million, respectively, of Linde AG purchase accounting impacts. In 2021, depreciation and amortization expense include $1,245 million and $618 million, respectively, of Linde AG purchase accounting impacts.
(b)In December 2020, the company repaid $500 million of 4.05% notes and $500 million of 3.00% notes that were due in 2021 resulting in a $16 million interest charge.
(c)In 2022, 2021 and 2020 noncontrolling interests from continuing operations includes $22 million, $15 million and $57 million, respectively, of Linde AG purchase accounting impacts. The decrease in 2021 is primarily related to the deconsolidation of a joint venture with operations in APAC (see Note 2) and the buyout of minority interests in the Republic of South Africa (see Note 14).
(d)    Includes estimated income tax payments of $164 million in 2022 and $122 million in 2021.
(e)    Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations.

(f)    The balances at December 31, 2022 and 2021 are net of reserves of $36 million and $33 million, respectively. The amounts in both years relate primarily to long-term notes receivable from customers in APAC and government receivables in Brazil. The amount in 2022 also includes receivables from the sale of GIST.
(g)    Americas consists of currency translation adjustments primarily in Canada, Mexico, and Brazil. EMEA relates primarily to Germany, the U.K. and Sweden. APAC relates primarily to China, South Korea, India and Australia.
(h)    In 2022 includes investments from the deconsolidation of Russian subsidiaries.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET
Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	Depreciable Lives (Yrs)	2022	2021
Production plants (primarily 15-year life) (a)	10-20	$30,554	$29,120
Storage tanks	15-20	4,807	4,441
Transportation equipment and other	3-15	3,434	2,973
Cylinders	10-30	4,604	4,474
Buildings	25-40	3,002	3,265
Land and improvements (b)	0-20	1,047	1,121
Construction in progress		3,239	3,062
		50,687	48,456
Less: accumulated depreciation		(27,139)	(22,453)
		$23,548	$26,003
(a) - Depreciable lives of production plants related to long-term customer supply contracts are generally consistent with the contract lives.
(b) - Land is not depreciated.

NOTE 9. GOODWILL
Changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows:

(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
Balance, December 31, 2020	$9,083	$10,844	$5,262	$2,682	$330	$28,201
Acquisitions	45	1	—	—	—	46
Foreign currency translation and other	(41)	(559)	(173)	(186)	(7)	(966)
Disposals (Note 2)	—	(8)	(235)	—	—	(243)
Balance, December 31, 2021	9,087	10,278	4,854	2,496	323	27,038
Acquisitions	44	28	—	—	—	72
Foreign currency translation and other	5	(773)	(304)	(146)	(13)	(1,231)
Disposals (Note 2 & Note 3)	—	(41)	—	(1)	(20)	(62)
Balance, December 31, 2022	$9,136	$9,492	$4,550	$2,349	$290	$25,817

Linde performs its goodwill impairment tests annually as of October 1 or more frequently if events or circumstances indicate that an impairment loss may have been incurred. For the fourth quarter 2022 test, the company applied the FASB's accounting guidance which allows the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, the company concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment since the annual goodwill impairment test was performed through December 31, 2022.

NOTE 10. OTHER INTANGIBLE ASSETS

The following is a summary of Linde’s other intangible assets at December 31, 2022 and 2021:

(Millions of dollars) For the year ended December 31, 2022	Customer Relationships	Brands/Tradenames	Other Intangible Assets	Total
Cost:
Balance, December 31, 2021	$11,859	$2,685	$1,629	$16,173
Additions	19	—	53	72
Foreign currency translation	(660)	(120)	(56)	(836)
Disposals (Note 2)	(140)	—	(45)	(185)
Other *	(16)	—	116	100
Balance, December 31, 2022	11,062	2,565	1,697	15,324
Less: accumulated amortization:
Balance, December 31, 2021	(1,541)	(159)	(671)	(2,371)
Amortization expense (Note 7)	(419)	(42)	(110)	(571)
Foreign currency translation	80	5	13	98
Disposals (Note 2)	34	—	16	50
Other *	5	—	(115)	(110)
Balance, December 31, 2022	(1,841)	(196)	(867)	(2,904)
Net intangible asset balance at December 31, 2022	$9,221	$2,369	$830	$12,420

(Millions of dollars) For the year ended December 31, 2021	Customer Relationships	Brands/Tradenames	Other Intangible Assets	Total
Cost:
Balance, December 31, 2020	$13,776	$2,895	$1,697	$18,368
Additions	12	—	61	73
Foreign currency translation	(490)	(113)	(69)	(672)
Disposals	(1,085)	(94)	(46)	(1,225)
Other *	(354)	(3)	(14)	(371)
Balance, December 31, 2021	11,859	2,685	1,629	16,173
Less: accumulated amortization:
Balance, December 31, 2020	(1,470)	(118)	(596)	(2,184)
Amortization expense (Note 7)	(553)	(45)	(125)	(723)
Foreign currency translation	64	3	22	89
Disposals (Note 2)	66	1	13	80
Other *	352	—	15	367
Balance, December 31, 2021	(1,541)	(159)	(671)	(2,371)
Net balance at December 31, 2021	$10,318	$2,526	$958	$13,802

*Other primarily relates to the write-off of fully amortized assets and reclassifications. 2021 Other is primarily due to merger related customer lists in the Americas.
There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $571 million, $723 million and $765 million, respectively. The remaining weighted-average amortization period for intangible assets is approximately 24 years.

Total estimated annual amortization expense related to finite-lived intangibles is as follows:

(Millions of dollars)
2023	$565
2024	537
2025	519
2026	468
2027	460
Thereafter	8,165
Total amortization related to finite-lived intangible assets	10,714
Indefinite-lived intangible assets at December 31, 2022	1,706
Net intangible assets at December 31, 2022	$12,420

NOTE 11. DEBT
The following is a summary of Linde’s outstanding debt at December 31, 2022 and 2021:

(Millions of dollars)	December 31, 2022	December 31, 2021
SHORT-TERM
Commercial paper	$3,926	$278
Other borrowings (primarily non U.S.)	191	885
Total short-term debt	4,117	1,163
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
0.250% Euro denominated notes due 2022 (b) (c)	—	1,137
2.20% Notes due 2022 (e)	—	500
2.70% Notes due 2023	501	500
2.00% Euro denominated notes due 2023 (b)	699	759
5.875% GBP denominated notes due 2023 (b)	367	432
1.20% Euro denominated notes due 2024	588	625
1.875% Euro denominated notes due 2024 (b)	324	356
4.800% Notes due 2024 (f)	299	—
4.700% Notes due 2025 (f)	598	—
2.65% Notes due 2025	400	399
1.625% Euro denominated notes due 2025	533	565
0.00% Euro denominated notes due 2026	751	799
3.20% Notes due 2026	724	725
3.434% Notes due 2026	198	197
1.652% Euro denominated notes due 2027	88	94
0.250% Euro denominated notes due 2027	802	850
1.00% Euro denominated notes due 2027 (d)	536	—
1.00% Euro denominated notes due 2028 (b)	749	879
1.10% Notes due 2030	696	696
1.90% Euro denominated notes due 2030	111	118
1.375% Euro denominated notes due 2031 (d)	803	—
0.550% Euro denominated notes due 2032	798	847
0.375% Euro denominated notes due 2033	529	565
1.625% Euro denominated notes due 2035 (d)	849	—
3.55% Notes due 2042	665	664
2.00% Notes due 2050	296	296
1.00% Euro denominated notes due 2051	731	788
Non U.S. borrowings	152	243
Other	10	10
	13,797	13,044
Less: current portion of long-term debt	(1,599)	(1,709)
Total long-term debt	12,198	11,335
Total debt	17,914	14,207
________________________
(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

(b)December 31, 2022 and 2021 included a cumulative $56 million and $42 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps.
(c)In January 2022, Linde repaid €1.0 billion of 0.250% note that became due.
(d)In March, 2022, Linde issued €500 million of 1.000% notes due 2027, €750 million of 1.375% notes due 2031, and €800 million of 1.625% notes due 2035.
(e)In May 2022, Linde repaid $500 million of 2.20% notes that were due in August 2022. There was no impact to interest within the consolidated statements of income.
(f)In November 2022, Linde issued $300 million of 4.800% notes due in 2024 and $600 million of 4.700% notes due in 2025.

Credit Facilities
On December 7, 2022, the company and certain of its subsidiaries entered into an amended and restated unsecured revolving credit agreement (the “Five Year Credit Agreement”) with a syndicate of banking institutions. The Five Year Credit Agreement provides for total commitments of $5.0 billion, which may be increased up to $6.5 billion, subject to receipt of additional commitments and satisfaction of customary conditions. There are no financial maintenance covenants contained within the Credit Agreement. The revolving credit facility expires on December 7, 2027 with the option to request two one-year extensions of the expiration date.
In addition, on December 7, 2022, the company and certain of its subsidiaries entered into an unsecured 364-day revolving credit agreement (the “364-Day Credit Agreement” and, together with the Five Year Credit Agreement, the “Credit Agreements”) with a syndicate of banking institutions. The 364-Day Credit Agreement provides for total commitments of $1.5 billion. There are no financial maintenance covenants contained within the Credit Agreement. The revolving credit facility expires on December 7, 2023 with the option to elect to have the entire principal balance outstanding under the Credit Agreement converted into non-revolving term loans, which will be due and payable one year after the commitment termination date.
No borrowings were outstanding under the Credit Agreements as of December 31, 2022.

Other Debt Information
The weighted-average interest rates of short-term borrowings outstanding were 3.2% and 0.0% as of December 31, 2022 and 2021, respectively.
Expected maturities of long-term debt are as follows:

(Millions of dollars)
2023	$1,599
2024	1,219
2025	1,548
2026	1,686
2027	1,442
Thereafter	6,303
$13,797
As of December 31, 2022, the amount of Linde's assets pledged as collateral was immaterial.
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
Counterparties to Linde’s derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of December 31, 2022, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2022 and 2021 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets (a)		Liabilities (a)
December 31,	2022	2021	2022	2021	2022	2021
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$3,056	$4,427	$13	$22	$7	$17
Forecasted transactions	449	537	9	6	9	11
Cross-currency swaps	42	148	—	21	1	4
Commodity contracts	N/A	N/A	—	—	—	—
Total	$3,547	$5,112	$22	$49	$17	$32
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$—	$—	$—	$—	$—	$—
Forecasted transactions	323	758	6	14	5	3
Commodity contracts	N/A	N/A	—	49	4	—
Interest rate swaps	856	1,251	—	24	70	—
Total Hedges	$1,179	$2,009	$6	$87	$79	$3
Total Derivatives	$4,726	$7,121	$28	$136	$96	$35

 (a) Amounts at December 31, 2022 and 2021 included current assets of $24 million and $101 million, which are recorded in prepaid and other current assets; long-term assets of $4 million and $35 million, which are recorded in other long-term assets; current liabilities of $23 million and $27 million, which are recorded in other current liabilities; and long-term liabilities of $73 million and $8 million, which are recorded in other long-term liabilities.
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
Forecasted Transactions
Foreign currency contracts related to forecasted transactions consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on (1) forecasted purchases of capital-related equipment and services, (2) forecasted sales, or (3) other forecasted cash flows denominated in currencies other than the functional currency of the related operating units. For forecasted transactions that are designated as cash flow hedges, fair value adjustments are recorded to accumulated other comprehensive income (loss) with deferred amounts reclassified to earnings over the same time period as the income statement impact of the associated purchase. For forecasted transactions that do not qualify for cash flow hedging relationships, fair value adjustments are recorded directly to earnings.
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
Commodity Contracts
Commodity contracts are entered into to manage the exposure to fluctuations in commodity prices, which arise in the normal course of business from its procurement transactions. To reduce the extent of this risk, Linde enters into a limited number of electricity, natural gas, and propane gas derivatives. For forecasted transactions that are designated as cash flow hedges, fair value adjustments are recorded to accumulated other comprehensive income (loss) with deferred amounts reclassified to earnings over the same time period as the income statement impact of the associated purchase.
Net Investment Hedges
As of December 31, 2022, Linde has €8.0 billion ($8.5 billion) Euro-denominated notes and intercompany loans and ¥3.2 billion ($0.5 billion) CNY-denominated intercompany loans that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred gain recorded within cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet and the consolidated statement of comprehensive income is $473 million (deferred gain of $333 million for the year ended December 31, 2022).
As of December 31, 2022, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is a loss of $42 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statements of income.
Interest Rate Swaps
Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability (See Note 11).
Derivatives Impact on Consolidated Statements of Income
The following table summarizes the impact of the company's derivatives on the consolidated statements of income:

(Millions of dollars)	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
December 31,	2022	2021	2020
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$12	$42	$(125)
Other balance sheet items	8	(5)	(40)
Total	$20	$38	$(165)
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
The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the years ended December 31, 2022, December 31, 2021, and December 31, 2020. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.

NOTE 13. FAIR VALUE DISCLOSURES
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021:

	Fair Value Measurements Using
(Millions of dollars)	Level 1		Level 2		Level 3
	2022	2021	2022	2021	2022	2021
Assets
Derivative assets	$—	$—	$28	$136	$—	$—
Investments and securities *	20	42	—	—	13	20
Total	$20	$42	$28	$136	$13	$20
Liabilities
Derivative liabilities	$—	$—	$96	$35	$—	$—
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

The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At December 31, 2022, the estimated fair value of Linde’s long-term debt portfolio was $11,994 million versus a carrying value of $13,797 million. At December 31, 2021 the estimated fair value of Linde’s long-term debt portfolio was $13,219 million versus a carrying value of $13,044 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

NOTE 14. EQUITY AND NONCONTROLLING INTERESTS
Linde plc Shareholders’ Equity
At December 31, 2022 and 2021, Linde has total authorized share capital of €1,825,000 divided into 1,750,000,000 ordinary shares of €0.001 each, 25,000 A ordinary shares of €1.00 each, 25,000 deferred shares of €1.00 each and 25,000,000 preferred shares of €0.001 each.
At December 31, 2022 there were 552,012,862 and 492,457,627 of Linde plc ordinary shares issued and outstanding, respectively. At December 31, 2022 there were no shares of A ordinary shares, deferred shares or preferred shares issued or outstanding.
At December 31, 2021 there were 552,012,862 and 508,680,879 of Linde plc ordinary shares issued and outstanding, respectively. At December 31, 2021, there were no shares of A ordinary shares, deferred shares or preferred shares issued or outstanding.
Linde’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.
Other Linde plc Ordinary Share and Treasury Share Transactions
Linde may issue new ordinary shares for dividend reinvestment and stock purchase plans and employee savings and incentive plans. No new ordinary shares were issued in 2022, 2021 and 2020.
On January 22, 2019 the company’s board of directors approved the additional repurchase of $6.0 billion of its ordinary shares under which Linde had repurchased 24,847,354 shares through December 31, 2021. Linde completed the repurchases under this program in the first quarter of 2021.
On January 25, 2021 the company's board of directors approved the additional repurchase of $5.0 billion of its ordinary shares ("2021 program") under which Linde had repurchased 16,662,678 shares through December 31, 2022. This program is set to expire on July 31, 2023. Linde completed the repurchases under this program in the first quarter of 2022.
On February 28, 2022, the company's board of directors authorized a new share repurchase program for up to $10.0 billion of its ordinary shares ("2022 program") under which Linde had repurchased 15,474,759 shares through December 31, 2022. This program expires on July 31, 2024.
Noncontrolling Interests
Noncontrolling interest ownership changes are presented within the consolidated statements of equity. 2022 includes the impact of deconsolidating the company's Russian gas and engineering business entities (see to Note 3).

The decrease during 2021 is primarily related to the deconsolidation of a joint venture with operations in APAC (see to Note 2).

The decrease during 2020 primarily relates to the initiated buyout of minority interests in the Republic of South Africa. As of December 31, 2020, the conditions of the buyout were met obligating the company to execute in January 2021. Therefore, the company reclassified $196 million from non-controlling interest to other current liabilities reflecting the transaction price. An additional $35 million of dividends declared to the minority owners, reflected on the Dividends and other capital reductions line, was also reclassified to other current liabilities at December 31, 2020 and was paid in 2021.

Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put/sell options, that are not solely within the company’s control (“redeemable noncontrolling interests”) are reported separately in the consolidated balance sheets at the greater of carrying value or redemption value. For redeemable noncontrolling interests that are not yet exercisable, Linde calculates the redemption value by accreting the carrying value to the redemption value over the period until exercisable. If the redemption value is greater than the carrying value, any increase is adjusted directly to retained earnings and does not impact net income. At December 31, 2022 and 2021, the redeemable noncontrolling interest balance includes an industrial gas business in EMEA where the noncontrolling shareholders have put options.

NOTE 15. SHARE-BASED COMPENSATION
Share-based compensation expense was $107 million in 2022 ($128 million and $133 million in 2021 and 2020, respectively). The related income tax benefit recognized was $64 million in 2022 ($64 million and $79 million in 2021 and 2020, respectively). The expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.
Summary of Plans
The 2021 Linde plc Long Term Incentive Plan (the “2021 Plan") was adopted by the Board of Directors and shareholders of Linde plc on July 26, 2021. Upon adoption of the 2021 Plan, any authorized shares that remained available for grant for new awards under the Amended and Restated 2009 Linde Long Term Incentive Plan (the "2009 Plan") were cancelled. The 2021 Plan permits awards of stock options, stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards to eligible officer and non-officer employees and non-employee directors of the company and its affiliates. As of December 31, 2022, 8,271,252 shares remained available for equity grants under the 2021 Plan, of which 2,726,282 shares may be granted as awards other than options or stock appreciation rights.
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
The weighted-average fair value of options granted during 2022 was $45.07 ($37.80 in 2021 and $17.37 in 2020) based on the Black-Scholes Options-Pricing model. The increase in the grant date fair value year-over-year is primarily attributable to the increase in the stock price.
The following weighted-average assumptions were used to value the grants in 2022, 2021 and 2020:

Year Ended December 31,	2022	2021	2020
Dividend yield	1.7%	1.7%	2.2%
Volatility	20.6%	18.4%	15.8%
Risk-free interest rate	1.70%	1.10%	0.60%
Expected term years	5	6	6
The following table summarizes option activity under the plans as of December 31, 2022 and changes during the period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2022	7,166	$152.56
Granted	476	270.99
Exercised	(880)	125.03
Cancelled or expired	(42)	239.21
Outstanding at December 31, 2022	6,720	$164.03	5.0	$1,090
Exercisable at December 31, 2022	5,383	$145.71	5.0	$971
The aggregate intrinsic value represents the difference between the company’s closing stock price of $326.18 as of December 31, 2022 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during 2022 was $176 million ($294 million and $264 million in 2021 and 2020, respectively).
Cash received from option exercises under all share-based payment arrangements for 2022 was $36 million ($50 million and $36 million in 2021 and 2020, respectively). The cash tax benefit realized from share-based compensation totaled $61 million for 2022 ($64 million and $70 million cash tax benefit in 2021 and 2020, respectively).
As of December 31, 2022, $15 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Unit Awards
In 2022, the company granted 368,600 performance-based stock unit awards under the 2021 Plan to senior management that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. These awards are tied to either after tax return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of the S&P 500 (weighted 67%) and Eurofirst 300 (weighted 33%). The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s ordinary shares on the date of the grant and the estimated performance that will be achieved. Compensation expense for ROC awards will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved. TSR awards are measured at their grant date fair value and not subsequently re-measured. The number of performance-based stock unit awards granted in 2022 includes an increase of 226,690 stock units to the target number of performance-based awards originally granted in 2019, as these awards achieved a higher payout factor upon completion of the three-year performance period.
The weighted-average fair value of ROC awards granted in 2022 was $257.63 ($241.10 in 2021 and $161.56 in 2020). These fair values are based on the closing market price of Linde's ordinary shares on the grant date adjusted for dividends that will not be paid during the vesting period.
The weighted-average fair value of TSR awards granted in 2022 was $301.42 ($301.04 in 2021 and $198.61 in 2020) and was estimated using a Monte Carlo simulation performed as of the grant date.
There were 139,512 restricted stock units granted to employees by Linde during 2022. The weighted-average fair value of restricted stock units granted during 2022 was $260.27 ($242.60 in 2021 and $174.95 in 2020). These fair values are based on the closing market price of Linde's ordinary shares on the grant date adjusted for dividends that will not be paid during the vesting period. Compensation expense related to the restricted stock units is recognized over the vesting period.
The following table summarizes non-vested performance-based and restricted stock unit award activity as of December 31, 2022 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2022	610	$204.39	636	$172.90
Granted	369	275.31	140	260.27
Vested	(383)	184.32	(113)	168.33
Cancelled and Forfeited	(13)	250.01	(17)	232.51
Non-vested at December 31, 2022	583	$226.04	646	$190.33
There are approximately 12 thousand performance-based stock units and 18 thousand restricted stock units that are non-vested at December 31, 2022 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current share price.
As of December 31, 2022, $42 million of unrecognized compensation cost related to performance-based awards and $32 million of unrecognized compensation cost related to the restricted stock unit awards is expected to be recognized primarily through the first quarter of 2025.

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
Multi-employer Pension Plans
In the United States Linde participates in eight multi-employer defined benefit pension plans ("MEPs"), pursuant to the terms of collective bargaining agreements, that cover approximately 200 union-represented employees. The collective bargaining agreements expire on different dates through 2026. In connection with such agreements, the company is required to make periodic contributions to the MEPs in accordance with the terms of the respective collective bargaining agreements. Linde’s participation in these plans is not material either at the plan level or in the aggregate. For all MEPs, Linde’s contributions were significantly less than 1% of the total contributions to each plan for 2021 and 2020. Total 2022 contributions were not yet available from the MEPs.

Linde has obtained the most recently available Pension Protection Act ("PPA") annual funding notices from the Trustees of the MEPs. As of December 31, 2022, there were three Red Zone plans, deemed to be in "critical" or "critical and declining" status that have implemented financial improvement or rehabilitation plans. Linde does not currently anticipate significant future obligations due to the funding status of these plans and such obligation would be immaterial. If Linde determined it was probable that it would withdraw from an MEP, the company would record a liability for its portion of the MEP’s unfunded pension obligations, as calculated at that time. Historically, such withdrawal payments have not been significant.
Defined Contribution Plans
Linde’s U.S. employees are eligible to participate in defined contribution savings plans offered by their applicable business. Employee contribution percentages vary by plan and are subject to the maximum allowable by IRS regulations.The cost for these defined contribution plans was $56 million in 2022, $51 million in 2021 and $46 million in 2020 (these costs are not included in the tables that follow).

The defined contribution plans include a non-leveraged employee stock ownership plan ("ESOP") which covers all employees participating in this plan. The collective number of shares of Linde ordinary shares in the ESOP totaled 1,733,281 at December 31, 2022.
Certain non-U.S. subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The expense for these plans was $80 million in 2022, $101 million in 2021 and $106 million in 2020 (these expenses are not included in the tables that follow).
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
Linde uses a measurement date of December 31 for its pension and other post-retirement benefit plans.
Pension and Postretirement Benefit Costs
The components of net pension and postretirement benefits other than pension ("OPEB") costs for 2022, 2021 and 2020 are shown in the table below:

(Millions of dollars)	Year Ended December 31,
	2022	2021	2020
Amount recognized in Operating Profit
Service cost	$127	$157	$152
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	201	154	213
Expected return on plan assets	(518)	(521)	(482)
Net amortization and deferral	74	171	86
Settlement charges (a)	6	4	6
	$(237)	$(192)	$(177)
Net periodic benefit cost (benefit)	$(110)	$(35)	$(25)
(a) Settlement charges were triggered by lump sum benefit payments made from a U.S. non-qualified plan.
Funded Status
Changes in the benefit obligation and plan assets for Linde’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2022 and 2021 are shown below.

(Millions of dollars)	Year Ended December 31,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation ("PBO")
Benefit obligation, January 1	$2,719	$9,398	$2,895	$10,010
Service cost	34	93	39	118
Interest cost	60	141	48	106
Divestitures	—	—	—	(13)
Participant contributions	11	17	11	19
Plan amendment	—	—	—	—
Actuarial loss (gain)	(528)	(2,972)	(101)	(210)
Benefits paid	(158)	(296)	(166)	(333)
Plan settlement	(9)	(8)	(7)	(13)
Foreign currency translation and other changes	—	(787)	—	(286)
Benefit obligation, December 31	$2,129	$5,586	$2,719	$9,398
Accumulated benefit obligation ("ABO")	$1,982	$5,508	$2,503	$9,278
Change in Plan Assets
Fair value of plan assets, January 1	$2,448	$7,968	$2,310	$7,653
Actual return on plan assets	(421)	(1,302)	281	728
Company contributions	—	51	—	42
Participant contributions	—	17	—	19
Benefits paid from plan assets	(136)	(248)	(143)	(272)
Divestitures	—	—	—	(14)
Foreign currency translation and other changes	—	(692)	—	(188)
Fair value of plan assets, December 31	$1,891	$5,794	$2,448	$7,968
Funded Status, End of Year	$(238)	$208	$(271)	$(1,430)
Recorded in the Balance Sheet (Note 7)
Other long-term assets	$13	$648	$15	$124
Other current liabilities	(38)	(13)	(25)	(13)
Other long-term liabilities	(213)	(427)	(261)	(1,541)
Net amount recognized, December 31	$(238)	$208	$(271)	$(1,430)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$357	$(343)	$364	$1,078
Prior service cost (credit)	(12)	4	(13)	6
Deferred tax obligation (benefit) (Note 7)	(85)	139	(88)	(217)
Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$260	$(200)	$263	$867

Comparative funded status information as of December 31, 2022 and 2021 for select non-U.S. pension plans is presented in the table below as the benefit obligations of these plans are considered to be significant relative to the total benefit obligation:

	United Kingdom	Germany	Other Non-U.S.	Total Non-U.S.
(Millions of dollars)	2022	2022	2022	2022
Benefit obligation, December 31	$3,100	$1,485	$1,001	$5,586
Fair value of plan assets, December 31	3,625	1,285	884	5,794
Funded Status, End of Year	$525	$(200)	$(117)	$208

	United Kingdom	Germany	Other Non-U.S.	Total Non-U.S.
(Millions of dollars)	2021	2021	2021	2021
Benefit obligation, December 31	$5,879	$2,240	$1,279	$9,398
Fair value of plan assets, December 31	5,577	1,359	1,032	7,968
Funded Status, End of Year	$(302)	$(881)	$(247)	$(1,430)
The changes in plan assets and benefit obligations recognized in other comprehensive income in 2022 and 2021 are as follows:

	Pensions
(Millions of dollars)	2022	2021
Current year net actuarial losses (gains)*	$(1,259)	$(787)
Amortization of net actuarial gains (losses)	(75)	(170)
Amortization of prior service credits (costs)	1	(1)
Pension settlements	(6)	(4)
Foreign currency translation and other changes	(90)	(39)
Total recognized in other comprehensive income	$(1,429)	$(1,001)
________________________
 * Pension net actuarial gains in 2022 are largely driven by the continued increase in the discount rate environment         resulting in actuarial gains from a lower PBO, which is partially offset by unfavorable plan asset experience for both non-U.S. and U.S. plans. In 2021, the actuarial gains were attributable to an increase in actual return on assets and favorability generated from a lower PBO due the initial increase in discount rates.

The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation ("ABO")	$1,895	$1,848	$2,387	$8,404
Fair value of plan assets	$1,791	$1,472	$2,317	$6,947

The following table provides information for pension plans where the projected benefit obligation exceeds the fair value of plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation ("PBO")	$1,948	$1,901	$2,467	$8,499
Fair value of plan assets	$1,791	$1,478	$2,317	$6,964

Assumptions
The assumptions used to determine benefit obligations are as of the respective balance sheet dates and the assumptions used to determine net benefit cost are as of the previous year-end, as shown below:

	Pensions
	U.S.		Non-U.S.
	2022	2021	2022	2021
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	5.35%	2.78%	4.58%	1.82%
Interest crediting rate	4.02%	2.06%	2.13%	1.03%
Rate of increase in compensation levels	3.25%	3.25%	2.59%	2.55%
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	2.78%	2.40%	1.82%	1.36%
Interest crediting rate	2.06%	1.57%	1.03%	1.01%
Rate of increase in compensation levels	3.25%	3.25%	2.55%	2.55%
Expected long-term rate of return on plan assets (1)	7.00%	7.00%	5.60%	5.28%

(1)    The expected long term rate of return on the U.S. and non-U.S. plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance. For the U.S. plans, the expected rate of return of 7.00% was derived based on the target asset allocation of 50%-70% equity securities (approximately 7.70% expected return), 20%-50% fixed income securities (approximately 5.40% expected return) and 2%-8% alternative investments (approximately 6.30% expected return). For the non-U.S. plans, the expected rate of return was derived based on the weighted average target asset allocation of 15%-25% equity securities (approximately 6.40% expected return), 30%-50% fixed income securities (approximately 5.30% expected return), and 30%-50% alternative investments (approximately 5.00% expected return). For the U.S. plan assets, the actual annualized total return for the most recent 10-year period ended December 31, 2022 was approximately 7.00%. For the non-U.S. plan assets, the actual annualized total return for the same period was approximately 5.10%. Changes to plan asset allocations and investment strategy over this time period limit the value of historical plan performance as a factor in estimating the expected long term rate of return. For 2023, the expected long-term rate of return on plan assets will be 7.00% for the U.S. plans. For 2023, the expected weighted average long-term rate of return for non-U.S. plans will be 5.60%.

Pension Plan Assets

The investments of the U.S. pension plan are managed to meet the future expected benefit liabilities of the plan over the long term by investing in diversified portfolios consistent with prudent diversification and historical and expected capital market returns. Investment strategies are reviewed by management and investment performance is tracked against appropriate benchmarks. There are no concentrations of risk as it relates to the assets within the plans. The non-U.S. pension plans are managed individually based on diversified investment portfolios, with different target asset allocations that vary for each plan. Weighted-average asset allocations at December 31, 2022 and 2021 for Linde’s U.S. and non-U.S. pension plans, as well as respective asset allocation ranges by major asset category, are generally as follows:

	U.S.				Non-U.S.
Asset Category	Target 2022	Target 2021	2022	2021	Target 2022	Target 2021	2022	2021
Equity securities	50%-70%	40%-60%	60%	66%	15%-25%	15%-25%	20%	27%
Fixed income securities	20%-50%	30%-50%	29%	25%	30%-50%	30%-50%	30%	35%
Other	2%-8%	5%-15%	11%	9%	30%-50%	30%-50%	50%	38%

The following table summarizes pension assets measured at fair value by asset category at December 31, 2022 and 2021. Transfers of assets were not material for the year ended December 31, 2022 and 2021. See Note 13 for the definition of levels within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1		Level 2		Level 3 **		Total
(Millions of dollars)	2022	2021	2022	2021	2022	2021	2022	2021
Cash and cash equivalents	$313	$259	$—	$—	$—	$—	$313	$259
Equity securities:
Global equities	778	1,633	—	—	—	—	778	1,633
Mutual funds	248	314	—	—	—	—	248	314
Fixed income securities:
Government bonds	—	—	1,317	1,624	—	—	1,317	1,624
Emerging market debt	—	—	245	509	—	—	245	509
Mutual funds	101	121	55	12	—	—	156	133
Corporate bonds	—	—	372	647	—	—	372	647
Bank loans	—	—	18	253	—	—	18	253
Alternative investments:
Real estate funds	—	—	—	—	353	360	353	360
Private debt	—	—	—	—	1,360	1,368	1,360	1,368
Insurance contracts	—	—	—	—	46	12	46	12
Liquid alternative	—	—	982	1,193	—	—	982	1,193
Other investments	1	1	39	58	—	—	40	59
Total plan assets at fair value, December 31,	$1,441	$2,328	$3,028	$4,296	$1,759	$1,740	$6,228	$8,364
Pooled funds *							1,457	2,052
Total fair value plan assets December 31,							$7,685	$10,416
* Pooled funds are measured using the net asset value ("NAV") as a practical expedient for fair value as permissible under the accounting standard for fair value measurements and have not been categorized in the fair value hierarchy.
** The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the periods ended December 31, 2022 and 2021:

(Millions of dollars)	Insurance Contracts	Real Estate Funds	Private Debt	Total
Balance, December 31, 2020	$11	$335	$1120	$1466
Gain/(Loss) for the period	1	27	28	56
Purchases	—	13	289	302
Sales	—	(4)	(42)	(46)
Transfer into/ (out of) Level 3	1	(1)	—	—
Foreign currency translation	(1)	(10)	(27)	(38)
Balance, December 31, 2021	12	360	1,368	1,740
Gain/(Loss) for the period	—	5	93	98
Purchases	2	18	63	83
Sales	—	(22)	(34)	(56)
Transfer into / (out of) Level 3	33	—	—	33
Foreign currency translation	(1)	(8)	(130)	(139)
Balance, December 31, 2022	$46	$353	$1,360	$1,759
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
Contributions
At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Pension contributions were $51 million in 2022, $42 million in 2021 and $91 million in 2020. Estimated required contributions for 2023 are currently expected to be in the range of $40 million to $50 million.

Estimated Future Benefit Payments
The following table presents estimated future benefit payments, net of participant contributions:

(Millions of dollars)	Pensions
Year Ended December 31,	U.S.	Non-U.S.
2023	$216	$320
2024	158	319
2025	161	327
2026	160	346
2027	163	345
2028-2032	813	1,788

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
Contingent Liabilities
Linde is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Linde has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate individually or in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period.
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
•At December 31, 2022 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company that previously received favorable rulings. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $240 million. Linde has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings. On February 8, 2023, the Brazilian Supreme Court issued a decision confirming the constitutionality of a specific federal income tax, with retroactive effect. This decision has not yet been finalized and is subject to ongoing motions for clarification. The timing of when this decision will be final and the potential impact on the company’s tax liability remain uncertain at this time.
•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais ($417 million) on White Martins, the Brazil-based subsidiary of Linde Inc. The fine was reduced to R$1.7 billion Brazilian reais ($322 million) due to a calculation error made by CADE. The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE has filed an appeal with the Superior Court of Justice and a decision is pending.
Similarly, on September 1, 2010, CADE imposed a civil fine of R$237 million Brazilian reais ($45 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to R$188 million Brazilian reais ($36 million) due to a calculation error made by CADE. The fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Seventh

Federal Court of Brasilia. CADE filed an appeal with the Superior Court of Justice, and a final decision is pending.
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
•On December 30, 2022, the Russian Arbitration Court of the St. Petersburg and Leningrad Region issued an injunction preventing (i) the sale of any shares in Linde’s subsidiaries and joint ventures in Russia, and (ii) the disposal of any of assets in those entities exceeding 5% of the relevant company’s overall asset value. The injunction is not expected to have any impact on the operations of Linde’s Russian businesses. The injunction was requested by RusChemAlliance (RCA) as a preliminary measure to secure payment of an eventual award under an arbitration proceeding RCA intends to file against Linde Engineering for alleged breach of contract under the agreement to build a gas processing plant in Ust Luga, Russia entered into between a consortium of Linde Engineering and Renaissance Heavy Industries LLC, and RCA on July 7, 2021. Performance of the agreement was lawfully suspended by Linde Engineering on May 27, 2022 in compliance with applicable sanctions and in accordance with a decision by the sanctions authority in Germany.
As of December 31, 2022, Linde had approximately $1.2 billion of advance payments recorded in contract liabilities related to engineering projects with RCA which are subject to sanctions and have been suspended accordingly as of May 27, 2022. Contract liabilities are typically recognized as revenue as performance obligations are satisfied under contract terms. Linde deconsolidated its Russian gas and engineering business entities as of June 30, 2022 (see Note 3), and the remaining investment value of its Russia subsidiaries is immaterial. As such, the obligation to satisfy any residual contract liabilities is not expected to have an adverse impact on earnings, but may result in net cash outflows.
It is difficult to estimate the timing of resolution of this matter. The company intends to vigorously defend its interests in both the injunction and arbitration proceedings.

Commitments
At December 31, 2022, Linde had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $3,578 million from financial institutions. These relate primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including non-U.S. litigation matters.
Other commitments related to leases, tax liabilities for uncertain tax positions, long-term debt, other post retirement and pension obligations are summarized elsewhere in the financial statements (see Notes 4, 5, 11, and 16).

NOTE 18. SEGMENT INFORMATION

Linde’s operations consist of two major product lines: industrial gases and engineering. As further described in the following paragraph, Linde’s industrial gases operations are managed on a geographic basis, which represent three of the company's reportable segments - Americas, EMEA (Europe/Middle East/Africa), and APAC (Asia/South Pacific); a fourth reportable segment, which represents the company's Engineering business, designs and manufactures equipment for air separation and other industrial gas applications specifically for end customers and is managed on a worldwide basis operating in all three geographic segments. Other consists of corporate costs and a few smaller businesses which individually do not meet the quantitative thresholds for separate presentation.

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

The table below presents information about reportable segments for the years ended December 31, 2022, 2021 and 2020.

(Millions of dollars)	2022	2021	2020
Sales (a)
Americas	$13,874	$12,103	$10,459
EMEA	8,443	7,643	6,449
APAC	6,480	6,133	5,687
Engineering	2,762	2,867	2,851
Other	1,805	2,047	1,797
Total Sales	$33,364	$30,793	$27,243

	2022	2021	2020
Segment Operating Profit
Americas	$3,732	$3,368	$2,773
EMEA	2,013	1,889	1,465
APAC	1,670	1,502	1,277
Engineering	555	473	435
Other	(66)	(56)	(153)
Reported Segment operating profit	7,904	7,176	5,797
Russia-Ukraine conflict and other charges (Note 3)	(1,029)	(273)	(506)
Purchase accounting impacts - Linde AG	(1,506)	(1,919)	(1,969)
Total operating profit	$5,369	$4,984	$3,322

	2022	2021	2020
Depreciation and Amortization
Americas	$1,320	$1,243	$1,196
EMEA	661	752	723
APAC	593	611	619
Engineering	33	39	36
Other	116	127	132
Segment depreciation and amortization	2,723	2,772	2,706
Purchase accounting impacts - Linde AG	1,481	1,863	1,920
Total depreciation and amortization	$4,204	$4,635	$4,626

	2022	2021	2020
Capital Expenditures and Acquisitions
Americas	$1,698	$1,354	$1,425
EMEA	550	669	670
APAC	889	995	1,214
Engineering	28	25	13
Other	118	131	146
Total Capital Expenditures and Acquisitions	$3,283	$3,174	$3,468

	2022	2021	2020
Sales by Major Country
United States	$10,553	$9,123	$8,475
Germany (c)	3,662	3,601	3,740
China	2,643	2,562	2,061
United Kingdom	1,954	2,060	1,595
Australia	1,372	1,307	1,071
Brazil	1,158	1,065	822
Other – non-U.S.	12,022	11,075	9,479
Total sales	$33,364	$30,793	$27,243

	2022	2021	2020
Long-lived Assets by Major Country (b)
United States	$7,663	$7,659	$7,777
Germany	1,678	2,003	2,394
China	2,176	2,385	2,413
United Kingdom	704	1,078	1,313
Australia	688	872	1,105
Brazil	720	705	734
Other – non-U.S.	9,919	11,301	12,976
Total long-lived assets	$23,548	$26,003	$28,711
________________________
(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were $1,035 million, $896 million and $786 million for the year ended December 31, 2022, 2021 and 2020, respectively.
(b)Long-lived assets include property, plant and equipment - net.
(c)Sales in Germany include Engineering sales to third parties, locally and internationally, and represents 44% , 53% and 62% of Germany sales in 2022 , 2021 and 2020, respectively.

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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of $124 million at December 31, 2022 and $134 million at December 31, 2021. Total contract liabilities are $3,986 million at December 31, 2022 (current of $3,073 million and $913 million within deferred credits in the consolidated balance sheets). As of December 31, 2022 Linde has approximately $1.7 billion recorded in contract liabilities related to engineering projects in Russia subject to sanctions. Total contract liabilities were $3,699 million at December 31, 2021 (current contract liabilities of $2,940 million and $759 million within deferred credits in the consolidated balance sheets). Revenue recognized for the twelve months ended December 31, 2022 that was included in the contract liability at December 31, 2021 was $1,305 million. Contract assets and liabilities primarily relate to the Linde Engineering business.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the years ended December 31, 2022, 2021 and 2020.

(Millions of dollars)	Year Ended December 31, 2022
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
Merchant	$3,786	$2,509	$2,220	$—	$176	$8,691	26%
On-Site	4,048	2,415	2,471	—	—	8,934	27%
Packaged Gas	5,831	3,466	1,523	—	51	10,871	33%
Other	209	53	266	2,762	1,578	4,868	14%
	$13,874	$8,443	$6,480	$2,762	$1,805	$33,364	100%

(Millions of dollars)	Year Ended December 31, 2021
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
Merchant	$3,279	$2,227	$2,181	$—	$173	$7,860	26%
On-Site	3,225	1,824	2,296	—	—	7,345	24%
Packaged Gas	5,456	3,539	1,532	—	24	10,551	34%
Other	143	53	124	2,867	1,850	5,037	16%
	$12,103	$7,643	$6,133	$2,867	$2,047	$30,793	100%

(Millions of dollars)	Year Ended December 31, 2020
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
Merchant	$2,839	$1,870	$2,005	$—	$145	$6,859	25%
On-Site	2,513	1,354	2,049	—	—	5,916	22%
Packaged Gas	5,034	3,175	1,559	—	22	9,790	36%
Other	73	50	74	2,851	1,630	4,678	17%
	$10,459	$6,449	$5,687	$2,851	$1,797	$27,243	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. The company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $51 billion (excludes Russian projects which are impacted by sanctions, refer to Note 3). This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next five years and the remaining thereafter.

20. SUBSEQUENT EVENTS

On January 6, 2023, Linde purchased the remaining 77.2% ownership interest in nexAir, LLC. nexAir, LLC is one of the largest independent packaged gas distributors in the United States with annual sales of approximately $400 million in 2022.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of Linde’s disclosure controls and procedures, which was made under the supervision and with the participation of management, including Linde’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of December 31, 2022, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Linde in reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to management including Linde’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Refer to Item 8 for Management’s Report on Internal Control Over Financial Reporting as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in Linde’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Linde’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters - Director Nominees" and “Corporate Governance And Board Matters - "Delinquent Section 16 (a) Reports" in Linde’s Proxy Statement to be filed by April 30, 2023 for the Annual General Meeting.

Identification of the Audit Committee
Linde has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The members of that audit committee are Prof. Dr. Martin H. Richenhagen (chairman), Dr. Thomas Enders, Dr. Victoria Ossadnik and Alberto Weisser and each member is independent within the meaning of the independence standards adopted by the Board of Directors and those of the New York Stock Exchange.

Audit Committee Financial Expert
The Linde Board of Directors has determined that Alberto Weisser satisfy the criteria adopted by the SEC to serve as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent within the meaning of the independence standards adopted by the Board of Directors and those of the New York Stock Exchange.

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

ITEM 11.     EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation Matters” and “Corporate Governance and Board Matters - Director Compensation” in Linde’s Proxy Statement to be filed by April 30, 2023 for the Annual General Meeting.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans Information - The table below provides information as of December 31, 2022 about company shares that may be issued upon the exercise of options, warrants and rights granted to employees or members of Linde’s Board of Directors under equity compensation plans with awards outstanding as of December 31, 2022.

EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	7,961,753	(1)	$164.11	8,271,252	(2)
Equity compensation plans not approved by shareholders	—		—	—
Total	7,961,753		$164.11	8,271,252

________________________
(1)This amount includes 649,987 restricted shares and 585,550 performance shares.
(2)This amount reflects shares available for future issuances pursuant to the 2021 Linde plc Long Term Incentive Plan that was approved by shareholders on July 26, 2021.
Certain information required by this item regarding the beneficial ownership of the company’s ordinary shares is incorporated herein by reference to the section captioned “Information on Share Ownership” in Linde’s Proxy Statement to be filed by April 30, 2023 for the Annual General Meeting.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance And Board Matters – Review, Approval or Ratification of Transactions with Related Persons,” “Corporate Governance And Board Matters – Certain Relationships and Transactions,” and “Corporate Governance And Board Matters – Director Independence” in Linde’s Proxy Statement to be filed by April 30, 2023 for the Annual General Meeting.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated herein by reference to the section captioned “Audit Matters” in Linde’s Proxy Statement to be filed by April 30, 2023 for the Annual General Meeting.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(i)The company’s 2022 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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

*10
Form of Non-Employee Director Restricted Stock Unit Award Under the 2021 Linde plc Long Term Incentive Plan (Filed as Exhibit 10.0e to Linde plc's 2021 Annual Report on Form 10-K, Filing No. 1-38730, and is incorporated herein by reference).

10.01
Amended and Restated Five Year Credit Agreement, dated as of December 7, 2022, among Linde plc, certain of its subsidiaries parties thereto as borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent.(Filed as Exhibit 10.1 to Linde plc's current report on Form 8-K, dated December 8, 2022, Filing No. 1-38730, and incorporated herein by reference)

10.02
364-Day Credit Agreement, dated as of December 7, 2022, among Linde plc, certain of its subsidiaries parties thereto as borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent.(Filed as Exhibit 10.2 to Linde plc's current report on Form 8-K, dated December 8, 2022, Filing No. 1-38730, and incorporated herein by reference)

*10.03
2021 Linde plc Long Term Incentive Plan, Effective as of July 26, 2021 (Filed as Exhibit 10.01 to Linde plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

*10.03a
Form of Transferable Stock Option Award Under the 2021 Linde plc Long Term Incentive Plan (Filed as Exhibit 10.01 to Linde plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

*10.03b
Form of Restricted Stock Unit Award Under the 2021 Linde plc Long Term Incentive Plan (Filed as Exhibit 10.02 to Linde plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

*10.03c
Form of Performance Share Unit Award Under the 2021 Linde plc Long Term Incentive Plan with Return on Capital performance metrics (Filed as Exhibit 10.03 to Linde plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, Filing No. 1-38730, and incorporated herein by reference).

*10.03d
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

*10.10b
Second Amendment dated September 8, 2020 to the Amended and Restated 2009 Praxair, Inc Long Term Incentive Plan (Filed as Exhibit 10.1 to Linde plc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, Filing No. 1-38730, and incorporated herein by reference).

*10.10c
Form of Standard Option Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.22 to Praxair, Inc.'s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.10d
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

*10.10f
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

*10.10i
Form of Transferable Option Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants beginning in 2019 (Filed as Exhibit 10.11L to Linde plc’s 2018 Annual Report on Form 10-K, Filing No. 1-38730, and incorporated herein by reference).

*10.10j
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

10.12
Offer Letter between Linde plc and Sanjiv Lamba dated November 12, 2021 (Filed as Exhibit 10.1 to Linde plc’s current report on Form 8-K dated November 18, 2021, File No. 1-38730, and incorporated herein by reference).

10.13
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

Linde plc
(Registrant)
Date: February 28, 2023	By:	/s/ KELCEY E. HOYT
Kelcey E. Hoyt Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2023.

/s/ Stephen F. Angel	/s/ Sanjiv Lamba	/s/ MATTHEW J. WHITE
Stephen F. Angel Chairman	Sanjiv Lamba Chief Executive Officer and Director	Matthew J. White Chief Financial Officer

/s/ PROF. DDR. ANN-KRISTIN ACHLIETNER	/s/ ROBERT L. WOOD	/s/ DR. THOMAS ENDERS
Ann-Kristin Achleitner Director	Robert L. Wood Director	Thomas Enders Director

/s/ JOSEF KAESER	/s/ DR. VICTORIA OSSADNIK	/s/ EDWARD G. GALANTE
Josef Kaeser Director	Victoria Ossadnik Director	Edward G. Galante Director

/s/ ALBERTO WEISSER	/s/ PROF. DR. MARTIN H. RICHENHAGEN	/s/ HUGH GRANT
Alberto Weisser Director	Martin Richenhagen Director	Hugh Grant Director