Form 10-Q
period 2023-03-31
LINDE PLC
filed 2023-04-27
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At March 31, 2023, 490,251,988 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

Linde plc assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A. Risk Factors in Linde plc’s Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 28, 2023, which should be reviewed carefully. Please consider Linde plc’s forward-looking statements in light of those risks.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2023	2022
Sales	$8,193	$8,211
Cost of sales, exclusive of depreciation and amortization	4,431	4,798
Selling, general and administrative	822	802
Depreciation and amortization	948	1,112
Research and development	36	35
Other charges	18	(4)
Other income (expense) - net	(5)	12
Operating Profit	1,933	1,480
Interest expense - net	37	9
Net pension and OPEB cost (benefit), excluding service cost	(45)	(64)
Income Before Income Taxes and Equity Investments	1,941	1,535
Income taxes	430	369
Income Before Equity Investments	1,511	1,166
Income from equity investments	41	44
Net Income (Including Noncontrolling Interests)	1,552	1,210
Less: noncontrolling interests	(36)	(36)
Net Income – Linde plc	$1,516	$1,174

Per Share Data – Linde plc Shareholders
Basic earnings per share	$3.08	$2.31
Diluted earnings per share	$3.06	$2.30

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	491,817	507,152
Diluted shares outstanding	495,676	511,410

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2023	2022
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,552	$1,210

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	229	60
Income taxes	—	(12)
Translation adjustments	229	48
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	(249)	55
Reclassifications to net income	(8)	19
Income taxes	63	(21)
Funded status - retirement obligations	(194)	53
Derivative instruments (Note 5):
Current unrealized gain (loss)	(75)	18
Reclassifications to net income	(6)	(23)
Income taxes	16	2
Derivative instruments	(65)	(3)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(30)	98

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,522	1,308
Less: noncontrolling interests	(34)	(24)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,488	$1,284

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$4,962	$5,436
Accounts receivable - net	4,753	4,559
Contract assets	175	124
Inventories	2,054	1,978
Prepaid and other current assets	960	950
Total Current Assets	12,904	13,047
Property, plant and equipment - net	23,796	23,548
Goodwill	26,418	25,817
Other intangible assets - net	12,638	12,420
Other long-term assets	4,552	4,826
Total Assets	$80,308	$79,658
Liabilities and equity
Accounts payable	$2,941	$2,995
Short-term debt	5,337	4,117
Current portion of long-term debt	1,696	1,599
Contract liabilities	3,070	3,073
Other current liabilities	4,741	4,695
Total Current Liabilities	17,785	16,479
Long-term debt	11,744	12,198
Other long-term liabilities	9,443	9,594
Total Liabilities	38,972	38,271
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity (Note 11):
Ordinary shares,€0.001 par value, authorized 1,750,000,000 shares, 2023 issued: 490,766,972 ordinary shares; 2022 issued: 552,012,862 ordinary shares	—	1
Additional paid-in capital	39,859	40,005
Retained earnings	6,092	20,541
Accumulated other comprehensive income (loss)	(5,810)	(5,782)
Less: Treasury shares, at cost (2023 – 514,984 shares and 2022 – 59,555,235 shares)	(171)	(14,737)
Total Linde plc Shareholders’ Equity	39,970	40,028
Noncontrolling interests	1,353	1,346
Total Equity	41,323	41,374
Total Liabilities and Equity	$80,308	$79,658

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$1,516	$1,174
Add: Noncontrolling interests	36	36
Net Income (including noncontrolling interests)	1,552	1,210
Adjustments to reconcile net income to net cash provided by operating activities:
Other charges, net of payments	(61)	(34)
Depreciation and amortization	948	1,112
Deferred income taxes	4	(59)
Share-based compensation	30	34
Working capital:
Accounts receivable	(131)	(340)
Inventory	(59)	(35)
Prepaid and other current assets	(5)	(107)
Payables and accruals	(64)	51
Contract assets and liabilities, net	(66)	192
Pension contributions	(10)	(13)
Long-term assets, liabilities and other	(230)	(11)
Net cash provided by (used by) operating activities	1,908	2,000
Investing
Capital expenditures	(829)	(649)
Acquisitions, net of cash acquired	(808)	(43)
Divestitures, net of cash divested and asset sales	3	27
Net cash provided by (used for) investing activities	(1,634)	(665)
Financing
Short-term debt borrowings (repayments) - net	1,199	1,416
Long-term debt borrowings	60	2,296
Long-term debt repayments	(542)	(1,166)
Issuances of ordinary shares	13	10
Purchases of ordinary shares	(859)	(1,719)
Cash dividends - Linde plc shareholders	(623)	(592)
Noncontrolling interest transactions and other	(12)	(1)
Net cash provided by (used for) financing activities	(764)	244
Effect of exchange rate changes on cash and cash equivalents	16	62
Change in cash and cash equivalents	(474)	1,641
Cash and cash equivalents, beginning-of-period	5,436	2,823
Cash and cash equivalents, end-of-period	$4,962	$4,464

The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements - Linde plc and Subsidiaries (Unaudited)

1. Summary of Significant Accounting Policies
Linde plc ("Linde" or "the company") is an incorporated public limited company formed under the laws of Ireland. Linde’s registered office is located at Ten Earlsfort Terrace, Dublin 2, D02 T380 Ireland. Linde’s principal executive offices are located at Forge, 43 Church Street West, Woking, Surrey GU21 6HT, United Kingdom and 10 Riverview Drive, Danbury, Connecticut, 06810, United States.
On January 18, 2023, shareholders approved the company’s proposal for an intercompany reorganization that resulted in the delisting of its ordinary shares from the Frankfurt Stock Exchange, on March 1, 2023, after the completion of legal and regulatory approvals.
In connection with the closing of the intercompany reorganization on March 1, 2023, Linde shareholders automatically received one share of the new holding company, listed on the New York Stock Exchange, in exchange for each share of Linde plc that was previously owned. The new holding company is also named “Linde plc” and trades under the existing ticker LIN (see Note 11).
Presentation of Condensed Consolidated Financial Statements - In the opinion of Linde management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Linde plc and subsidiaries in Linde's 2022 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2023.

Reclassifications – Certain prior periods' amounts have been reclassified to conform to the current year’s presentation.

2. Other Charges

2023 Other Charges

Other charges were $18 million for the three months ended March 31, 2023 and primarily related to costs incurred due to the intercompany reorganization. Other charges had an associated net income tax benefit of $45 million primarily comprised of a benefit of $124 million related to the resolution of a U.S. income tax audit, partially offset by an accrual of $85 million for the potential settlement of an international income tax matter.

The following table summarizes the activities related to the company's pre-tax Other charges for the three months ended March 31, 2023:

(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Merger-related and other charges	Total other charges
Balance, December 31, 2022	$281	$27	$308	$12	$320
2023 Other charges	—	—	—	18	18
Less: Cash payments / receipts	(79)	—	(79)	—	(79)
Less: Non-cash charges	—	—	—	—	—
Foreign currency translation and other	(1)	1	—	(2)	(2)
Balance, March 31, 2023	$201	$28	$229	$28	$257

2022 Other Charges

Other charges were a net benefit of $4 million for the three months ended March 31, 2022, ($1 million after tax). Total cost reduction program related charges were $4 million ($4 million after tax), for the three months ended March 31, 2022, primarily related to severance in the APAC segment. Merger-related costs and other charges were a benefit of $8 million for the three months ended March 31, 2022, (benefit of $5 million after tax), primarily related to a gain on sale of an interest in a joint venture.

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
3. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,691 million and $4,498 million at March 31, 2023 and December 31, 2022, respectively, and gross receivables aged greater than one year were $333 million and $321 million at March 31, 2023 and December 31, 2022, respectively. Other receivables were $155 million and $145 million at March 31, 2023 and December 31, 2022, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $4,753 million at March 31, 2023 and $4,559 million at December 31, 2022. Allowances for expected credit losses were $426 million at March 31, 2023 and $405 million at December 31, 2022.  Provisions for expected credit losses were $53 million and $35 million for the three months ended March 31, 2023 and 2022, respectively. The allowance activity in the three months ended March 31, 2023 and 2022 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	March 31, 2023	December 31, 2022
Inventories
Raw materials and supplies	$569	$567
Work in process	391	368
Finished goods	1,094	1,043
Total inventories	$2,054	$1,978

4. Debt
The following is a summary of Linde's outstanding debt at March 31, 2023 and December 31, 2022:

(Millions of dollars)	March 31, 2023	December 31, 2022
SHORT-TERM
Commercial paper	$5,063	$3,926
Other bank borrowings (primarily non U.S.)	274	191
Total short-term debt	5,337	4,117
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
2.70% Notes due 2023 (c)	—	501
2.00% Euro denominated notes due 2023 (b)	706	699
5.875% GBP denominated notes due 2023 (b)	371	367
1.20% Euro denominated notes due 2024	596	588
1.875% Euro denominated notes due 2024 (b)	327	324
4.800% Notes due 2024	299	299
4.700% Notes due 2025	598	598
2.65% Notes due 2025	399	400
1.625% Euro denominated notes due 2025	539	533
0.00% Euro denominated notes due 2026	761	751
3.20% Notes due 2026	725	724
3.434% Notes due 2026	198	198
1.652% Euro denominated notes due 2027	89	88
0.25% Euro denominated notes due 2027	812	802
1.00% Euro denominated notes due 2027	543	536
1.00% Euro denominated notes due 2028 (b)	765	749
1.10% Notes due 2030	696	696
1.90% Euro denominated notes due 2030	112	111
1.375% Euro denominated notes due 2031	814	803
0.55% Euro denominated notes due 2032	808	798
0.375% Euro denominated notes due 2033	536	529
1.625% Euro denominated notes due 2035	860	849
3.55% Notes due 2042	664	665
2.00% Notes due 2050	296	296
1.00% Euro denominated notes due 2051	741	731
Non U.S. borrowings	175	152
Other	10	10
	13,440	13,797
Less: current portion of long-term debt	(1,696)	(1,599)
Total long-term debt	11,744	12,198
Total debt	$18,777	$17,914

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)March 31, 2023 and December 31, 2022 included a cumulative $47 million and $56 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 5.
(c)In February 2023, Linde repaid $500 million of 2.70% notes that became due.

The company maintains a $5 billion and a $1.5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expire December 7, 2027 and December 7, 2023, respectively. There are no financial maintenance covenants contained within the credit agreements. No borrowings were outstanding under the credit agreements as of March 31, 2023.

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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of March 31, 2023, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2023 and December 31, 2022 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$3,439	$3,056	$12	$13	$2	$7
Forecasted transactions	366	449	9	9	5	9
Cross-currency swaps	11	42	—	—	2	1
Total	$3,816	$3,547	$21	$22	$9	$17
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$312	$323	$9	$6	$3	$5
Commodity contracts	N/A	N/A	—	—	1	4
Interest rate swaps	867	856	—	—	66	70
Total Hedges	$1,179	$1,179	$9	$6	$70	$79
Total Derivatives	$4,995	$4,726	$30	$28	$79	$96

(a)Amounts as of March 31, 2023 and December 31, 2022 included current assets of $27 million and $24 million which are recorded in prepaid and other current assets; long-term assets of $3 million and $4 million which are recorded in other long-term assets; current liabilities of $15 million and $23 million which are recorded in other current liabilities; and long-term liabilities of $64 million and $73 million which are recorded in other long-term liabilities.

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

Net Investment Hedges

As of March 31, 2023, Linde has €8.5 billion ($9.1 billion) Euro-denominated notes and intercompany loans and ¥3.6 billion ($0.5 billion) CNY-denominated intercompany loans that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred gain recorded within cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet and the consolidated statement of comprehensive income is $265 million (deferred loss of $84 million for the three months ended March 31, 2023).

As of March 31, 2023, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is at a gain of $56 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statements of income.

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

Derivatives' Impact on Consolidated Statements of Income
The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2023	2022
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(39)	$51
Other balance sheet items	(1)	(12)
Total	$(40)	$39

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

The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the three months ended March 31, 2023 and 2022, respectively. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Assets
Derivative assets	$—	$—	$30	$28	$—	$—
Investments and securities*	20	20	—	—	12	13
Total	$20	$20	$30	$28	12	$13

Liabilities
Derivative liabilities	$—	$—	$79	$96	$—	$—
* Investments and securities are recorded in prepaid and other current assets and other long-term assets in the company's condensed consolidated balance sheets.

Level 1 investments and securities are marketable securities traded on an exchange. Level 2 investments are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions. Level 3 investments and securities consist of a venture fund. For the valuation, Linde uses the net asset value received as part of the fund's quarterly reporting, which for the most part is not based on quoted prices in active markets. In order to reflect current market conditions, Linde proportionally adjusts by observable market data (stock exchange prices) or current transaction prices.

Changes in level 3 investments and securities were immaterial.

The fair value of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments.
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within either Level 1 or Level 2 of the fair value hierarchy depending on the trading volume of the issues and whether or not they are actively quoted in the market as opposed to traded through over-the-counter transactions. At March 31, 2023, the estimated fair value of Linde’s long-term debt portfolio was $11,774 million versus a carrying value of $13,440 million. At December 31, 2022, the estimated fair value of Linde’s long-term debt portfolio was $11,994 million versus a carrying value of $13,797 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

7. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended March 31,
	2023	2022
Numerator (Millions of dollars)
Net Income – Linde plc	$1,516	$1,174
Denominator (Thousands of shares)
Weighted average shares outstanding	491,321	506,716
Shares earned and issuable under compensation plans	496	436
Weighted average shares used in basic earnings per share	491,817	507,152
Effect of dilutive securities
Stock options and awards	3,859	4,258
Weighted average shares used in diluted earnings per share	495,676	511,410
Basic Earnings Per Share	$3.08	$2.31
Diluted Earnings Per Share	$3.06	$2.30
There were no antidilutive shares for any period presented.

8. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the three months ended March 31, 2023 and 2022 are shown below:

	Quarter Ended March 31,

(Millions of dollars)	2023	2022
Amount recognized in Operating Profit
Service cost	$21	$33
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	92	53
Expected return on plan assets	(129)	(136)
Net amortization and deferral	(8)	19
	(45)	(64)
Net periodic benefit cost (benefit)	$(24)	$(31)
Components of net periodic benefit expense for other post-retirement plans for three months ended March 31, 2023 and 2022 were not material.
Linde estimates that 2023 required contributions to its pension plans will be in the range of approximately $40 million to $50 million, of which $10 million have been made through March 31, 2023.
9. Commitments and Contingencies
Contingent Liabilities
Linde is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Linde has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Linde's 2022 Annual Report on Form 10-K).
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
•At March 31, 2023, the most significant non-income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $110 million. Linde has not recorded any liabilities related to such claims based on management judgment and opinions of outside counsel.
During the first quarter of 2023, the Brazilian Supreme Court issued a decision related to a federal tax matter that the company previously disclosed as a contingency in Note 17 to the consolidated financial statements of Linde’s 2022 Annual report on Form 10-K. As a result of this decision, the company recorded a reserve based on its best estimate of potential settlement (see Note 2). Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of $2.2 billion Brazilian reais ($435 million) on White Martins, the Brazil-based subsidiary of Linde Inc. The fine was reduced to $1.7 billion Brazilian reais ($336 million) due to a calculation error made by CADE. The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE has filed an appeal with the Superior Court of Justice and a decision is pending.
    Similarly, on September 1, 2010, CADE imposed a civil fine of $237 million Brazilian reais ($47 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to $188 million Brazilian reais ($37 million) due to a calculation error made by CADE. The fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Seventh Federal Court of Brasilia. CADE filed an appeal with the Superior Court of Justice which was denied. In parallel, CADE filed (i) an appeal with the Supreme Court of Justice, which was denied, and (ii) a subsequent appeal to a panel of the Supreme Court of Justice where a final decision is pending.
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
•On December 30, 2022, the Russian Arbitration Court of the St. Petersburg and Leningrad Region issued an injunction preventing (i) the sale of any shares in Linde’s subsidiaries and joint ventures in Russia, and (ii) the disposal of any of assets in those entities exceeding 5% of the relevant company’s overall asset value. The injunction is not expected to have any impact on the operations of Linde’s Russian businesses. The injunction was requested by RusChemAlliance (RCA) as a preliminary measure to secure payment of an eventual award under an arbitration proceeding RCA intends to file against Linde Engineering for alleged breach of contract under the agreement to build a gas processing plant in Ust Luga, Russia entered into between a consortium of Linde Engineering and Renaissance Heavy Industries LLC, and RCA on July 7, 2021. Performance of the agreement was lawfully suspended by Linde Engineering on May 27, 2022 in compliance with applicable sanctions and in accordance with a decision by the sanctions authority in Germany. On March 1, 2023, RCA filed a claim in St. Petersburg against Linde GmbH for recovery of advance payments under the agreement ("Russian Claim"). On March 4, 2023, in accordance with the dispute resolution provisions of the agreement, Linde GmbH filed a notice of arbitration with the Hong Kong International Arbitration Centre ("HKIAC") against RCA to claim that (i) RCA has no entitlement to payment, (ii) RCA’s Russian claim is in breach of the arbitration agreement, and (iii) RCA must compensate Linde for the losses and damages caused by the injunction. Additionally, Linde GmbH filed for and on March 17, 2023 obtained an anti-suit injunction from a Hong Kong court against RCA directing RCA to seek a stay of the Russian Claim and ordering it to resolve any disputes in accordance with HKIAC arbitration.
As of March 31, 2023, Linde had approximately $1.2 billion of advance payments recorded in contract liabilities related to engineering projects with RCA which are subject to sanctions and have been suspended accordingly as of May 27, 2022. Contract liabilities are typically recognized as revenue as performance obligations are satisfied under contract terms. Linde deconsolidated its Russian gas and engineering business entities as of June 30, 2022, and the remaining investment value of its Russia subsidiaries is immaterial. As such, the obligation to satisfy any residual contract liabilities is not expected to have an adverse impact on earnings, but may result in net cash outflows.
It is difficult to estimate the timing of resolution of this matter. The company intends to vigorously defend its interests in both the injunction and arbitration proceedings.

10. Segments

For a description of Linde plc's operating segments, refer to Note 18 to the consolidated financial statements on Linde plc's 2022 Annual Report on Form 10-K.
The table below presents sales and operating profit information about reportable segments and Other for the three months ended March 31, 2023 and 2022.

	Quarter Ended March 31,
(Millions of dollars)	2023	2022
SALES(a)
Americas	$3,551	$3,241
EMEA	2,177	2,148
APAC	1,598	1,602
Engineering	540	728
Other	327	492
Total sales	$8,193	$8,211

	Quarter Ended March 31,
(Millions of dollars)	2023	2022
SEGMENT OPERATING PROFIT
Americas	$1,025	$904
EMEA	607	503
APAC	423	399
Engineering	149	143
Other	2	(44)
Segment operating profit	2,206	1,905
Other charges (Note 2)	(18)	4
Purchase accounting impacts - Linde AG	(255)	(429)
Total operating profit	$1,933	$1,480

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were $294 million for the three months ended March 31, 2023 and $231 million for the respective 2022 period.

11. Equity
Equity
On March 1, 2023, in connection with the shareholder approved intercompany reorganization that resulted in the delisting of old Linde plc from the New York Stock Exchange (NYSE) and the Frankfurt Stock Exchange (FSE), and the subsequent relisting of new Linde plc to the NYSE, Linde shareholders automatically received one share of the new holding company, listed on the NYSE in exchange for each share of Linde plc that was previously owned. The company issued 490,766,972 new Linde shares. Linde plc's historical treasury shares were immediately canceled which resulted in an approximately $15 billion decrease in treasury shares and retained earnings in Shareholders' Equity for the period ended March 31, 2023.
A summary of the changes in total equity for the three months ended March 31, 2023 and 2022 is provided below:

	Quarter Ended March 31,
(Millions of dollars)	2023			2022
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$40,028	$1,346	$41,374	$44,035	$1,393	$45,428
Net income (a)	1,516	36	1,552	1,174	36	1,210
Other comprehensive income (loss)	(28)	(2)	(30)	110	(12)	98
Noncontrolling interests:
Additions (reductions)	—	2	2	—	4	4
Dividends and other capital changes	—	(29)	(29)	—	(7)	(7)
Dividends to Linde plc ordinary share holders ($1.275 per share in 2023 and $1.17 per share in 2022)	(623)	—	(623)	(592)	—	(592)
Issuances of ordinary shares:
For employee savings and incentive plans	(63)	—	(63)	(46)	—	(46)
Purchases of ordinary shares	(890)	—	(890)	(1,752)	—	(1,752)
Share-based compensation	30	—	30	34	—	34
Balance, end of period	$39,970	$1,353	$41,323	$42,963	$1,414	$44,377
(a) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the three months ended March 31, 2023 and 2022 and which is not part of total equity.

The components of Accumulated other comprehensive income (loss) are as follows:

	March 31,	December 31,
(Millions of dollars)	2023	2022
Cumulative translation adjustment - net of taxes:
Americas	$(3,754)	$(3,942)
EMEA	(1,016)	(1,249)
APAC	(881)	(835)
Engineering	(190)	(241)
Other	288	483
	(5,553)	(5,784)
Derivatives - net of taxes	(3)	62
Pension / OPEB (net of $9 million tax benefit and $54 million tax obligation at March 31, 2023 and December 31, 2022, respectively)	(254)	(60)
	$(5,810)	$(5,782)

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
Engineering
The company designs and manufactures equipment for air separation and other industrial gas applications manufactured specifically for end customers. Sale of equipment contracts are generally comprised of a single performance obligation. Revenue from sale of equipment is generally recognized over time as Linde has an enforceable right to payment for performance completed to date and performance does not create an asset with alternative use. For contracts recognized over time, revenue is recognized primarily using a cost incurred input method. Costs incurred to date relative to total estimated costs at completion are used to measure progress toward satisfying performance obligations. Costs incurred include material, labor, and overhead costs and represent work contributing and proportionate to the transfer of control to the customer. Changes to cost estimates and contract modifications are typically accounted for as part of the existing contract and are recognized as cumulative adjustments for the inception-to-date effect of such change.
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $175 million and $124 million at March 31, 2023 and December 31, 2022, respectively. Total contract liabilities are $3,997 million at March 31, 2023 (current of $3,070 million and $927 million within other long-term liabilities in the condensed consolidated balance sheets). As of March 31, 2023, Linde has approximately $1.8 billion recorded in contract liabilities related to engineering projects in Russia subject to sanctions. Total contract liabilities were $3,986 million at December 31, 2022 (current contract liabilities of $3,073 million and $913 million within other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the three months ended March 31, 2023 that was included in the contract liability at December 31, 2022 was $403 million. Contract assets and liabilities primarily relate to the Linde Engineering business.
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
Disaggregated Revenue Information
As described above and in Note 19 to Linde plc's 2022 Annual Report on Form 10-K, the company manages its industrial gases business on a geographic basis, while the Engineering and Other businesses are generally managed on a global basis. Furthermore, the company believes that reporting sales by distribution method by reportable geographic segment best illustrates the nature, timing, type of customer, and contract terms for its revenues, including terms and pricing.
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the three months ended March 31, 2023 and March 31, 2022.

(Millions of dollars)	Quarter Ended March 31, 2023
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,043	$699	$551	$—	$55	$2,348	29%
On-Site	804	538	643	—	—	1,985	24%
Packaged Gas	1,638	928	354	—	20	2,940	36%
Other	66	12	50	540	252	920	11%
Total	$3,551	$2,177	$1,598	$540	$327	$8,193	100%

(Millions of dollars)	Quarter Ended March 31, 2022
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$874	$614	$516	$—	$39	$2,043	25%
On-Site	883	631	655	—	—	2,169	26%
Packaged Gas	1,432	891	361	—	7	2,691	33%
Other	52	12	70	728	446	1,308	16%
Total	$3,241	$2,148	$1,602	$728	$492	$8,211	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. The company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $48 billion (excludes Russian projects which are impacted by sanctions). This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next five years and the remaining thereafter.

13. Business Acquisition
Acquisition of nexAir, LLC
On January 5, 2023, Linde completed the acquisition of nexAir, LLC, a gas distribution and welding supply company in the United States, in order to further expand the company’s geographic footprint into different regions. Prior to completion of the acquisition, Linde held a 23% interest in nexAir, LLC. Pursuant to a signed purchase agreement between Linde and nexAir, LLC, Linde purchased the remaining 77% ownership interest in an all cash transaction with a total purchase price of $859 million, or $804 million net of cash acquired. The fair value of Linde’s equity interest in nexAir, LLC immediately preceding the acquisition date was $183 million, which resulted in a gain on remeasurement of the company’s previously held equity interest which was not material; this gain is recorded within “Other income (expenses) – net” on the consolidated statements of income.
Preliminary Allocation of Purchase Price
The acquisition of nexAir, LLC was accounted for as a business combination. Following the acquisition date, 100% of nexAir, LLC's results were consolidated in the Americas business segment. Linde's first quarter 2023 consolidated income statement includes sales of $103 million related to nexAir, LLC. Pro forma results for 2022 have not been included as the impact of the acquisition is not material to the consolidated statements of income.
The company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available. The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisition of nexAir, LLC as of the acquisition date.

(Millions of dollars)	January 5, 2023

Assets:
Cash and cash equivalents	$55
Other current assets - net	48
Property, plant and equipment, net	241
Other intangible assets - net	245
Other long-term liabilities - net	(5)
Total identifiable net assets	$584

Goodwill	$458
Fair value of previously held equity interest	$183
Total purchase price	$859
nexAir, LLC’s assets and liabilities were measured at estimated fair values at January 5, 2023. Estimates of fair value represent management's best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows (sales, costs, customer attrition rates, and contributory asset charges), discount rates, competitive trends, and market comparables. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates.
The fair value of the previously held equity interest was based upon a purchase price valuation (excluding debt) multiplied by the company’s previously held ownership interest adjusted by a discount for lack of marketability. The fair value of property, plant & equipment, net is based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use). The cost approach, adjusted for the age and condition of the property, plant and equipment, was used to estimate fair value.
Identifiable intangible assets primarily consist of customer relationships of approximately $245 million that will be amortized over their estimated useful life of 20 years. The fair value of the customer relationships intangible asset was valued using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from nexAir, LLC's existing customer base. There were no indefinite-lived intangible assets identified in conjunction with the acquisition.
The excess of the consideration for the acquisition over the preliminary fair value of net assets acquired was recorded as goodwill. The acquisition resulted in $458 million of goodwill, the majority of which is expected to be deductible for tax purposes. The goodwill balance is primarily attributable to the assembled workforce and operating synergies expected to result from the acquisition. The goodwill recorded as a result of the acquisition was allocated to the Americas reportable segment, which represents the reportable segment anticipated to experience operating synergies as a result of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
Non-GAAP Measures
Throughout MD&A, the company provides adjusted operating results exclusive of certain items such as Other charges, net gains or losses on sale of businesses, purchase accounting impacts of the Linde AG merger and pension settlement charges. Adjusted amounts are non-GAAP measures which are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management find useful in evaluating the company’s operating performance. Items which the company does not believe to be indicative of on-going business performance are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. In addition, operating results, excluding these items, is important to management's development of annual and long-term employee incentive compensation plans. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.

The non-GAAP measures and reconciliations are separately included in a later section in the MD&A titled "Non-GAAP Measures and Reconciliations."

Consolidated Results
The following table provides summary information for the three months ended March 31, 2023 and 2022. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended March 31,
(Millions of dollars, except per share data)	2023	2022	Variance
Sales	$8,193	$8,211	—%
Cost of sales, exclusive of depreciation and amortization	$4,431	$4,798	(8)%
As a percent of sales	54.1%	58.4%
Selling, general and administrative	$822	$802	2%
As a percent of sales	10.0%	9.8%
Depreciation and amortization	$948	$1,112	(15)%
Other charges (b)	$18	$(4)	(550)%
Other income (expense) - net	$(5)	$12	142%
Operating profit	$1,933	$1,480	31%
Operating margin	23.6%	18.0%
Interest expense - net	$37	$9	311%
Net pension and OPEB cost (benefit), excluding service cost	$(45)	$(64)	(30)%
Effective tax rate	22.2%	24.0%
Income from equity investments	$41	$44	(7)%
Noncontrolling interests	$(36)	$(36)	—%
Net Income – Linde plc	$1,516	$1,174	29%
Diluted earnings per share	$3.06	$2.30	33%
Diluted shares outstanding	495,676	511,410	(3)%
Number of employees	65,831	72,507	(9)%
Adjusted Amounts (a)
Operating profit	$2,206	$1,905	16%
Operating margin	26.9%	23.2%
Effective tax rate	24.1%	24.3%
Net Income – Linde plc	$1,693	$1,500	13%
Diluted earnings per share	$3.42	$2.93	17%
Other Financial Data (a)
EBITDA	$2,922	$2,636	11%
As percent of sales	35.7%	32.1%
Adjusted EBITDA	$2,963	$2,663	11%
As percent of sales	36.2%	32.4%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
(b) See Note 2 to the condensed consolidated financial statements.

Reported
In the first quarter of 2023, Linde's sales were $8,193 million, $18 million below prior year. Currency translation decreased sales by 3% in the quarter. Divestitures, net of acquisitions, decreased sales by 2% in the quarter, primarily due to the divestment of the GIST business, partially offset by the nexAir, LLC acquisition. Engineering decreased sales by 2% in the quarter. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, decreased sales by 1% in the quarter, with minimal impact on operating profit. Volumes were flat in the quarter versus the 2022 respective period. The aforementioned drivers were offset by the 8% price attainment in the quarter.

Reported operating profit for the first quarter of 2023 of $1,933 million, or 23.6% of sales, was 31% above prior year. The reported year-over-year increase was primarily due to higher pricing, productivity initiatives and lower depreciation and amortization driven by merger related intangible assets. The reported effective tax rate ("ETR") was 22.2% in the first quarter 2023 versus 24.0% in the first quarter 2022 driven by a net decrease in the uncertain tax positions for audit settlements, partially offset by additional accruals in non-U.S. jurisdictions. Diluted earnings per share ("EPS") was $3.06, or 33% above EPS of $2.30 in the first quarter of 2022 primarily due to higher net income - Linde plc and lower diluted shares outstanding.

Adjusted
In the first quarter of 2023, adjusted operating profit of $2,206 million, or 26.9% of sales, was 16% higher as compared to 2022, driven by higher pricing and productivity initiatives, partially offset by inflation. The adjusted ETR was 24.1% in the first quarter 2023 versus 24.3% in the 2022 quarter. On an adjusted basis, EPS was $3.42, 17% above the 2022 adjusted EPS of $2.93, driven by higher adjusted net income - Linde plc and lower diluted shares outstanding.
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

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

Quarter Ended March 31, 2023 vs. 2022
% Change
Factors Contributing to Changes - Sales
Volume	—%
Price/Mix	8%
Cost pass-through	(1)%
Currency	(3)%
Acquisitions/divestitures	(2)%
Engineering	(2)%
—%

Sales
Sales decreased $18 million for the first quarter of 2023 versus the respective 2022 period. Currency translation decreased sales by 3% in the quarter, driven by the weakening of the Euro, Chinese yuan, British pound and Australian dollar against the U.S. dollar. The impact of divestitures, net of acquisitions decreased sales by 2% in the quarter. Engineering decreased sales by 2% in the quarter. Cost pass-through decreased sales by 1% in the quarter, with minimal impact on operating profit. Volumes were flat in the quarter versus the respective 2022 period. Higher pricing across all geographic segments contributed 8% to sales in the quarter.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization decreased $367 million, or 8%, for the first quarter of 2023, primarily due to currency, lower cost pass-through, the net impact of acquisitions and divestitures and productivity gains which more than offset inflation. Cost of sales, exclusive of depreciation and amortization was 54.1% for the first quarter of 2023 versus 58.4% for the respective 2022 period. The decrease as a percentage of sales for the first quarter of 2023 was due primarily to higher pricing.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $20 million, or 2%, for the first quarter of 2023. SG&A was 10.0% of first quarter sales versus 9.8% for the respective 2022 period. Currency impacts decreased SG&A by approximately $19 million for the quarter. Excluding currency impacts, underlying SG&A increased in the first quarter of 2023 primarily due to higher costs largely related to the acquisition of nexAir.
Depreciation and amortization
Reported depreciation and amortization expense decreased $164 million, or 15%, for the first quarter of 2023. The decrease is related primarily to lower depreciation and amortization of intangible assets acquired in the merger and currency impacts.
On an adjusted basis, depreciation and amortization increased $4 million, for the first quarter of 2023. Currency impacts decreased depreciation and amortization by $21 million for the first quarter of 2023. Excluding currency, underlying depreciation and amortization increased due to the net impact of acquisitions and new project start ups.
Other charges
Other charges were a charge of $18 million and a benefit of $4 million for the first quarter of 2023 and 2022, respectively. The charge for the three months ended March 31, 2023 relates primarily to the intercompany reorganization. 2022 benefit of $4 million includes severance of $4 million and an other net benefit of $8 million related to a gain on sale of an interest in a joint venture (see Note 2 to the condensed consolidated financial statements).

On an adjusted basis, these benefits and costs have been excluded in both periods.
Operating profit
On a reported basis, operating profit increased $453 million, or 31%, for the first quarter of 2023. The increase was primarily due to higher pricing, savings from productivity initiatives, and lower depreciation and amortization driven by merger related intangible assets. These increases more than offset the adverse impacts of inflation and currency in the first quarter of 2023.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as other charges, operating profit increased $301 million, or 16% in the first quarter of 2023. Operating profit growth was driven by higher pricing and productivity initiatives, which more than offset the effects of inflation and currency during the periods. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net increased $28 million for the first quarter of 2023. On an adjusted basis, interest expense increased $27 million for the first quarter of 2023 versus the respective 2022 period. The increase in the quarter is driven primarily by higher borrowing costs on short-term debt.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost were benefits of $45 million for first quarter of 2023 versus $64 million for the respective 2022 period. The decrease in benefit primarily relates to higher interest cost reflective of the higher discount rate environment year-over-year.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter was 22.2% versus 24.0% for the respective 2022 period. The decrease is primarily related to a net decrease in uncertain tax positions for audit settlements partially offset by additional accruals in non-U.S. jurisdictions (see Note 2 to the condensed consolidated financial statements).

On an adjusted basis, the ETR for the quarter was 24.1% versus 24.3% for the respective 2022 period.
Income from equity investments
Reported income from equity investments for the first quarter of 2023 was $41 million, versus $44 million for the respective 2022 period. On an adjusted basis, income from equity investments for the first quarter of 2023 was $59 million, versus $64 million in the prior year respective period.
Noncontrolling interests
At March 31, 2023, noncontrolling interests consisted primarily of non-controlling shareholders' investments in APAC (primarily China). Reported noncontrolling interest was flat for the quarter ended March 31, 2023 versus the respective 2022 period.
Net Income – Linde plc
Reported net income - Linde plc increased $342 million, or 29%, for the first quarter of 2023 versus the respective 2022 period. On an adjusted basis, which excludes the impacts of purchase accounting and other charges, net income - Linde plc increased $193 million, or 13%, for the quarter versus the respective 2022 period. On both a reported and adjusted basis, the increase was driven by higher operating profit.
Diluted earnings per share
Reported diluted earnings per share increased $0.76, or 33%, for the first quarter of 2023 versus the comparable 2022 period. On an adjusted basis, diluted EPS increased $0.49, or 17%, for the first quarter of 2023 versus the respective 2022 period. The increase on both a reported and adjusted basis is primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at March 31, 2023 was 65,831, a decrease of 6,676 employees from March 31, 2022, driven primarily by the sale of the GIST business, cost reduction initiatives and the deconsolidation of Russian subsidiaries in the EMEA and Engineering segments.
Other Financial Data
EBITDA was $2,922 million for the first quarter of 2023 as compared to $2,636 million in the respective 2022 period. The increase of $286 million was driven by higher net income - Linde plc versus prior year. Adjusted EBITDA increased to $2,963 million for the first quarter 2023 from $2,663 million in the respective 2022 period. The higher EBITDA was primarily due to higher net income - Linde plc versus the respective prior period.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive loss for the first quarter of 2023 was $30 million, resulting primarily from $194 million associated with retirement programs and $65 million relating to current unrealized loss on derivatives instruments, partially offset by favorable currency translation adjustments of $229 million during the quarter. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 11 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statements of Income.

	Quarter Ended March 31,
(Millions of dollars)	2023	2022	Variance
SALES
Americas	$3,551	$3,241	10%
EMEA	2,177	2,148	1%
APAC	1,598	1,602	—%
Engineering	540	728	(26)%
Other	327	492	(34)%
Total sales	$8,193	$8,211	—%

SEGMENT OPERATING PROFIT
Americas	$1,025	$904	13%
EMEA	607	503	21%
APAC	423	399	6%
Engineering	149	143	4%
Other	2	(44)	105%
Segment operating profit	$2,206	$1,905	16%
Reconciliation to reported operating profit:
Other charges (Note 2)	(18)	4
Purchase accounting impacts - Linde AG	(255)	(429)
Total operating profit	$1,933	$1,480

Americas

	Quarter Ended March 31,
(Millions of dollars)	2023	2022	Variance
Sales	$3,551	$3,241	10%

Operating profit	$1,025	$904	13%
As a percent of sales	28.9%	27.9%

Quarter Ended March 31, 2023 vs. 2022
% Change
Factors Contributing to Changes - Sales
Volume	1%
Price/Mix	7%
Cost pass-through	(1)%
Currency	—%
Acquisitions/divestitures	3%
10%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.

Sales
Sales for the Americas segment increased $310 million, or 10%, in the first quarter versus the respective 2022 period. Higher pricing contributed 7% to sales in the quarter. Volumes increased sales by 1% for the first quarter, driven by higher demand primarily in the manufacturing and food and beverage end markets. Cost pass-through decreased sales by 1% for the first quarter with minimal impact on operating profit. The impact of net acquisitions increased sales by 3% in the quarter, primarily due to the acquisition of nexAir, LLC (See Note 13 to the condensed consolidated financial statements).
Operating profit
Operating profit in the Americas segment increased $121 million, or 13%, in the first quarter versus the respective 2022 period, driven primarily by higher pricing, volumes, acquisitions and continued productivity initiatives which more than offset inflation during the quarter.
EMEA

	Quarter Ended March 31,
(Millions of dollars)	2023	2022	Variance
Sales	$2,177	$2,148	1%

Operating profit	$607	$503	21%
As a percent of sales	27.9%	23.4%

Quarter Ended March 31, 2023 vs. 2022
% Change
Factors Contributing to Changes - Sales
Volume	(3)%
Price/Mix	13%
Cost pass-through	1%
Currency	(6)%
Acquisitions/divestitures	(4)%
1%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, United Kingdom, France, the Republic of South Africa and Sweden.

Sales
EMEA segment sales increased by $29 million, or 1%, in the first quarter as compared to the respective 2022 period. Higher price attainment increased sales by 13% in the quarter. Cost pass-through contributed 1% to sales in the quarter, with minimal impact on operating profit. Currency translation decreased sales by 6% in the quarter, due largely to the weakening of the Euro and British pound against the U.S. Dollar. Volumes decreased sales by 3% in the quarter. The impact of net divestitures decreased sales by 4% in the quarter, primarily due to the deconsolidation of the Russian business in June 2022.
Operating Profit
Operating profit for the EMEA segment increased by $104 million, or 21%, in the first quarter as compared to the respective 2022 period. The increase in operating profit in the quarter was driven primarily by higher pricing and continued productivity initiatives, partially offset by currency translation, lower volumes and divestitures.
APAC

	Quarter Ended March 31,
(Millions of dollars)	2023	2022	Variance
Sales	$1,598	$1,602	—%

Operating profit	$423	$399	6%
As a percent of sales	26.5%	24.9%

Quarter Ended March 31, 2023 vs. 2022
% Change
Factors Contributing to Changes - Sales
Volume/Equipment	1%
Price/Mix	5%
Cost pass-through	—%
Currency	(6)%
Acquisitions/divestitures	—%
—%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.
Sales
Sales for the APAC segment decreased $4 million, for the first quarter versus the respective 2022 period. Higher pricing contributed 5% to sales in the quarter. Volumes increased 1% in the quarter including project start-ups in the electronics and chemicals and energy end markets. Currency translation decreased sales by 6% in quarter, driven primarily by the weakening of the Australian dollar, Indian rupee and Chinese yuan against the U.S. dollar. Cost pass-through was flat in the quarter versus the respective 2022 period.
Operating profit
Operating profit in the APAC segment increased $24 million, or 6%, in the first quarter versus the respective 2022 period, driven by higher volumes and pricing and continued productivity initiatives which more than offset the impact of currency and inflation during the quarter.

Engineering

	Quarter Ended March 31,
(Millions of dollars)	2023	2022	Variance
Sales	$540	$728	(26)%

Operating profit	$149	$143	4%
As a percent of sales	27.6%	19.6%

Quarter Ended March 31, 2023 vs. 2022
% Change
Factors Contributing to Changes - Sales
Currency	(4)%
Other	(22)%
(26)%
Sales
Engineering segment sales decreased $188 million in the first quarter as compared to the respective 2022 period. The decrease was driven by project timing and negative currency translation.

Projects for Russia that were sanctioned and have been wound down represented $61 million of the Engineering segment sales during the first quarter of 2023.

Operating profit
Engineering segment operating profit increased, $6 million in the first quarter as compared to the respective 2022 period. The decline from lower sales was more than offset by higher margin on wind down of projects subject to sanctions in Russia.

Other

	Quarter Ended March 31,
(Millions of dollars)	2023	2022	Variance
Sales	$327	$492	(34)%

Operating profit (loss)	$2	$(44)	105%
As a percent of sales	0.6%	(8.9)%

Quarter Ended March 31, 2023 vs. 2022
% Change
Factors Contributing to Changes - Sales
Volume/price	6%
Currency	(1)%
Acquisitions/divestitures	(39)%
(34)%

Other consists of corporate costs and a few smaller businesses including Surface Technologies and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.

Sales
Sales for Other decreased $165 million for the first quarter versus the respective 2022 period. The impact of net divestitures decreased sales by 39% in the quarter, primarily due to sale of GIST business in third quarter of 2022. Currency translation decreased sales by 1% in the quarter. Underlying sales increased 6% in the quarter, driven primarily by price in the global helium business.
Operating profit
Operating profit in Other increased $46 million, or 105% in the first quarter versus the respective 2022 period, due primarily to higher pricing and lower corporate costs in the quarter.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2023 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2023	2022	2023	2022
Euro	20%	0.93	0.89	0.92	0.93
Chinese yuan	8%	6.84	6.35	6.87	6.90
British pound	5%	0.82	0.75	0.81	0.83
Australian dollar	4%	1.46	1.38	1.50	1.47
Brazilian real	4%	5.19	5.22	5.06	5.28
Canadian dollar	3%	1.35	1.27	1.35	1.36
Korean won	3%	1,275	1,203	1,302	1,266
Mexican peso	3%	18.66	20.50	18.05	19.50
Indian rupee	2%	82.24	75.21	82.18	82.73
South African rand	1%	17.74	15.23	17.80	17.04
Swedish krona	1%	10.45	9.34	10.40	10.43
Thailand bhat	1%	33.94	33.04	34.20	34.61

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three months ended March 31,
	2023	2022
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,552	$1,210
Non-cash charges (credits):
Add: Depreciation and amortization	948	1,112
Add: Deferred income taxes	4	(59)
Add: Share-based compensation	30	34
Add: Other charges, net of payments (a)	(61)	(34)
Net income adjusted for non-cash charges	2,473	2,263
Less: Working capital	(325)	(239)
Less: Pension contributions	(10)	(13)
Other	(230)	(11)
Net cash provided by (used for) operating activities	$1,908	$2,000
INVESTING ACTIVITIES
Capital expenditures	(829)	(649)
Acquisitions, net of cash acquired	(808)	(43)
Divestitures, net of cash divested and asset sales	3	27
Net cash provided by (used for) investing activities	$(1,634)	$(665)
FINANCING ACTIVITIES
Debt increase (decrease) - net	717	2,546
Issuances (purchases) of common stock - net	(846)	(1,709)
Cash dividends - Linde plc shareholders	(623)	(592)
Noncontrolling interest transactions and other	(12)	(1)
Net cash provided by (used for) financing activities	$(764)	$244

Effect of exchange rate changes on cash and cash equivalents	$16	$62
Cash and cash equivalents, end-of-period	$4,962	$4,464

(a) See Note 2 to the condensed consolidated financial statements.

Cash Flow from Operations

Cash provided by operations of $1,908 million for the three months ended March 31, 2023 decreased $92 million, or 5%, versus 2022. The decrease was driven primarily by higher working capital requirements, including lower inflows from contract liabilities from engineering customer advanced payments. Other charges were a charge of $18 million and a benefit of $4 million, for the three months ended March 31, 2023 and 2022, respectively. Related cash outflows were $79 million and $30 million for the same respective periods.

Linde estimates that total 2023 required contributions to its pension plans will be in the range of approximately $40 million to $50 million, of which $10 million has been made through March 31, 2023.
As of March 31, 2023, Linde has approximately $1.8 billion recorded in contract liabilities within the condensed consolidated balance sheet related to engineering projects in Russia. Any obligation to satisfy the related residual contract liabilities may have an adverse effect on Linde’s cash flows.

Investing

Net cash used for investing of $1,634 million for the three months ended March 31, 2023 increased $969 million versus 2022, due to higher acquisitions, net of cash acquired and higher capital expenditures.

Capital expenditures for the three months ended March 31, 2023 were $829 million, $180 million higher than the prior year due primarily to investments in new plant and production equipment for operating and growth requirements.

At March 31, 2023, Linde's sale of gas backlog of large projects under construction was approximately $4.2 billion. This represents the total estimated capital cost of large plants under construction.

Acquisitions, net of cash acquired for the three months ended March 31, 2023 and 2022 were $808 million and $43 million, respectively, and related primarily to the acquisition of nexAir in the Americas (see Note 13 to the condensed consolidated financial statements).

Divestitures, net of cash divested and asset sales for the three months ended March 31, 2023 and 2022 were $3 million and $27 million, respectively.

Financing

Cash used for financing activities was $764 million for the three months ended March 31, 2023 as compared to cash provided by financing activities of $244 million for the three months ended March 31, 2022. Cash provided by debt was $717 million versus $2,546 million in 2022 driven primarily by lower commercial paper borrowings and lower net debt issuances in 2023. In February 2023, Linde repaid $500 million of 2.70% notes that became due.

Net purchases of ordinary shares were $846 million in 2023 versus $1,709 million in 2022. On February 28, 2022, the company’s Board of Directors approved the additional repurchase of $10.0 billion of its ordinary shares. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends of $623 million increased $31 million from 2022 driven primarily by a 9% increase in quarterly dividends per share from $1.17 per share to $1.275 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $12 million for the three months ended March 31, 2023 versus cash used of $1 million for the respective 2022 period.

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world. The company had $5.0 billion of cash as of March 31, 2023, and has a $5 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreement as of March 31, 2023. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

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

	Quarter Ended March 31,
	2023	2022
Adjusted Operating Profit and Operating Margin
Reported operating profit	1,933	$1,480
Add: Other charges	18	(4)
Add: Purchase accounting impacts - Linde AG (c)	255	429
Total adjustments	273	425
Adjusted operating profit	$2,206	$1,905

Reported percentage change	31%	22%
Adjusted percentage change	16%	13%

Reported sales	$8,193	$8,211

Reported operating margin	23.6%	18.0%
Adjusted operating margin	26.9%	23.2%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$948	$1,112
Less: Purchase accounting impacts - Linde AG (c)	(250)	(418)
Adjusted depreciation and amortization	$698	$694

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$(5)	$12
Less: Purchase accounting impacts - Linde AG (c)	(5)	(11)
Adjusted Other Income (Expense) - net	$—	$23

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(45)	$(64)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(45)	$(64)

Adjusted Interest Expense - Net
Reported interest expense - net	$37	$9
Add: Purchase accounting impacts - Linde AG (c)	9	10
Adjusted interest expense - net	$46	$19

Adjusted Income Taxes (a)
Reported income taxes	$430	$369
Add: Purchase accounting impacts - Linde AG (c)	57	108
Add: Other charges	45	(3)
Total adjustments	102	105
Adjusted income taxes	$532	$474

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$1,941	$1,535
Add: Purchase accounting impacts - Linde AG (c)	246	419
Add: Other charges	18	(4)
Total adjustments	264	415
Adjusted income before income taxes and equity investments	$2,205	$1,950

Reported Income taxes	$430	$369
Reported effective tax rate	22.2%	24.0%

Adjusted income taxes	$532	$474
Adjusted effective tax rate	24.1%	24.3%

Income from Equity Investments
Reported income from equity investments	$41	$44
Add: Purchase accounting impacts - Linde AG (c)	18	20
Adjusted income from equity investments	$59	$64

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(36)	$(36)
Add: Purchase accounting impacts - Linde AG (c)	(3)	(4)
Adjusted noncontrolling interests	$(39)	$(40)

Adjusted Net Income - Linde plc (b)
Reported net income - Linde plc	$1,516	$1,174
Add: Other charges	(27)	(1)
Add: Purchase accounting impacts - Linde AG (c)	204	327
Total adjustments	177	326
Adjusted net income - Linde plc	$1,693	$1,500

Adjusted Diluted EPS (b)
Reported diluted EPS	$3.06	$2.30
Add: Other charges	(0.05)	—
Add: Purchase accounting impacts - Linde AG (c)	0.41	0.63
Total adjustments	0.36	0.63
Adjusted diluted EPS	$3.42	$2.93

Reported percentage change	33%	24%
Adjusted percentage change	17%	18%

Adjusted EBITDA and % of Sales
Net Income - Linde plc	$1,516	$1,174
Add: Noncontrolling interests	36	36
Add: Net pension and OPEB cost (benefit), excluding service cost	(45)	(64)
Add: Interest expense	37	9
Add: Income taxes	430	369
Add: Depreciation and amortization	948	1,112
EBITDA	$2,922	$2,636
Add: Other charges	18	(4)
Add: Purchase accounting impacts - Linde AG (c)	23	31
Total adjustments	41	27
Adjusted EBITDA	$2,963	$2,663

Reported sales	$8,193	$8,211
% of sales
EBITDA	35.7%	32.1%
Adjusted EBITDA	36.2%	32.4%

(a) The income tax expense (benefit) on the non-GAAP pre-tax adjustments was determined using the applicable tax rates for the jurisdictions that were utilized in calculating the GAAP income tax expense (benefit) and included both current and deferred income tax amounts.
(b) Net of income taxes which are shown separately in “Adjusted Income Taxes and Adjusted Effective Tax Rate”.
(c) The company believes that its non-GAAP measures excluding Purchase accounting impacts - Linde AG are useful to investors because: (i) the 2018 business combination was a merger of equals in an all-stock merger transaction, with no cash consideration, (ii) the company is managed on a geographic basis and the results of certain geographies are more heavily impacted by purchase accounting than others, causing results that are not comparable at the reportable segment level, therefore, the impacts of purchase accounting adjustments to each segment vary and are not comparable within the company and when compared to other companies in similar regions, (iii) business management is evaluated and variable compensation is determined based on results excluding purchase accounting impacts, and; (iv) it is important to investors and analysts to understand the purchase accounting impacts to the financial statements.
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
Adjusted Noncontrolling Interests: Represents the noncontrolling interests’ ownership portion of the adjustments described above determined on an entity by entity basis.

Net Debt and Adjusted Net Debt
Net debt is a financial liquidity measure used by investors, financial analysts and management to evaluate the ability of a company to repay its debt. Purchase accounting impacts have been excluded as they are non-cash and do not have an impact on liquidity.

	March 31, 2023	December 31, 2022
(Millions of dollars)
Debt	$18,777	$17,914
Less: cash and cash equivalents	(4,962)	(5,436)
Net debt	13,815	12,478
Less: purchase accounting impacts - Linde AG	(13)	(22)
Adjusted net debt	$13,802	$12,456

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

(Millions of dollars)
Statement of Income Data	Three Months Ended March 31, 2023	Twelve Months Ended December 31, 2022
Sales	$2,078	$8,850
Operating profit	398	1,337
Net income	265	675
Transactions with non-guarantor subsidiaries	548	2,241

Balance Sheet Data (at period end)
Current assets (a)	$5,918	$11,478
Long-term assets (b)	14,158	13,949
Current liabilities (c)	13,032	11,767
Long-term liabilities (d)	46,488	48,210

(a) From current assets above, amount due from non-guarantor subsidiaries	$2,473	$7,260
(b) From long-term assets above, amount due from non-guarantor subsidiaries	1,813	1,982
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,397	1,334
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	32,174	33,268

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to Item 7A. to Part II of Linde's 2022 Annual Report on Form 10-K for discussion.
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
Item 1A. Risk Factors

Through the quarterly period covered by this report, there have been no material changes to the risk factors disclosed in Item 1A to Part I of Linde's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended March 31, 2023 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1,2) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1) (Millions)
January 2023	358	$325.21	358	$5,252
February 2023	2,136	$326.37	2,136	$4,555
March 2023	219	$348.26	219	$4,479
First Quarter 2023	2,713	$327.99	2,713	$4,479

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

As of March 31, 2023, the company repurchased $5.5 billion of its ordinary shares pursuant to the 2022 program. As of March 31, 2023, $4.5 billion of share repurchases remain authorized under the 2022 program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

3.1
Amended and Restated Memorandum and Articles of Association of Linde plc. (Filed as Exhibit 3.1 to Linde Plc’s current report on Form 8-K, dated March 1, 2023 Filing No. 1-38730, and incorporated herein by reference)

4.1
Supplemental Indenture, dated as of March 1, 2023, by and among the Company, Linde Inc., Linde GmbH and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, to that certain indenture, dated as of July 15, 1992, by and among Linde Inc. and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.1 to Linde Plc’s current report on Form 8-K, dated March 1, 2023 Filing No. 1-38730, and incorporated herein by reference)

4.2
Supplemental Indenture, dated as of March 1, 2023, by and among the Company, Linde Inc., Linde GmbH and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, to that certain indenture, dated as of August 10, 2020, by and among Linde Inc., the Predecessor and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.2 to Linde Plc’s current report on Form 8-K, dated March 1, 2023 Filing No. 1-38730, and incorporated herein by reference)

	4.3	Description of Linde plc Ordinary Shares. (Filed as Exhibit 4.3 to Linde Plc’s current report on Form 8-K, dated March 1, 2023 Filing No. 1-38730, and incorporated herein by reference)

10.1
Successor Borrower Assumption Agreement, dated as of March 1, 2023, by the Company with respect to the Amended and Restated Five-Year Credit Agreement, dated as of December 7, 2022, among the Predecessor, certain of its subsidiaries, various financial institutions party thereto as lenders and Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.1 to Linde Plc’s current report on Form 8-K, dated March 1, 2023 Filing No. 1-38730, and incorporated herein by reference)

10.2
Successor Borrower Assumption Agreement, dated as of March 1, 2023, by the Company with respect to the 364-Day Credit Agreement, dated as of December 7, 2022, among the Predecessor, certain of its subsidiaries, various financial institutions party thereto as lenders and Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.2 to Linde Plc’s current report on Form 8-K, dated March 1, 2023 Filing No. 1-38730, and incorporated herein by reference)

	10.3	Form of Director Indemnification Agreement. (Filed as Exhibit 10.3 to Linde Plc’s current report on Form 8-K, dated March 1, 2023 Filing No. 1-38730, and incorporated herein by reference)

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

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

Linde plc

(Registrant)

Date: April 27, 2023	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer