Form 10-Q
period 2023-06-30
LINDE PLC
filed 2023-07-27
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At June 30, 2023, 487,945,864 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2023	2022
Sales	$8,204	$8,457
Cost of sales, exclusive of depreciation and amortization	4,316	4,940
Selling, general and administrative	833	771
Depreciation and amortization	960	1,091
Research and development	35	37
Other charges	22	993
Other income (expense) - net	(27)	(36)
Operating Profit	2,011	589
Interest expense - net	52	5
Net pension and OPEB cost (benefit), excluding service cost	(45)	(62)
Income Before Income Taxes and Equity Investments	2,004	646
Income taxes	438	286
Income Before Equity Investments	1,566	360
Income from equity investments	46	50
Net Income (Including Noncontrolling Interests)	1,612	410
Less: noncontrolling interests	(37)	(38)
Net Income – Linde plc	$1,575	$372

Per Share Data – Linde plc Shareholders
Basic earnings per share	$3.22	$0.74
Diluted earnings per share	$3.19	$0.74

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	489,618	501,034
Diluted shares outstanding	493,549	505,269

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Sales	$16,397	$16,668
Cost of sales, exclusive of depreciation and amortization	8,747	9,738
Selling, general and administrative	1,655	1,573
Depreciation and amortization	1,908	2,203
Research and development	71	72
Other charges	40	989
Other income (expense) - net	(32)	(24)
Operating Profit	3,944	2,069
Interest expense - net	89	14
Net pension and OPEB cost (benefit), excluding service cost	(90)	(126)
Income Before Income Taxes and Equity Investments	3,945	2,181
Income taxes	868	655
Income Before Equity Investments	3,077	1,526
Income from equity investments	87	94
Net Income (Including Noncontrolling Interests)	3,164	1,620
Less: noncontrolling interests	(73)	(74)
Net Income – Linde plc	$3,091	$1,546

Per Share Data – Linde plc Shareholders
Basic earnings per share	$6.30	$3.07
Diluted earnings per share	$6.25	$3.04

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	490,727	504,093
Diluted shares outstanding	494,685	508,432

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,
	2023	2022
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,612	$410

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(96)	(1,570)
Reclassification to net income	—	(134)
Income taxes	1	5
Translation adjustments	(95)	(1,699)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	(5)	67
Reclassifications to net income	(8)	19
Income taxes	2	(7)
Funded status - retirement obligations	(11)	79
Derivative instruments (Note 5):
Current unrealized gain (loss)	(9)	92
Reclassifications to net income	2	3
Income taxes	1	(20)
Derivative instruments	(6)	75
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(112)	(1,545)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,500	(1,135)
Less: noncontrolling interests	(14)	(21)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,486	$(1,156)

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$3,164	$1,620

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	133	(1,510)
Reclassification to net income	—	(134)
Income taxes	1	(7)
Translation adjustments	134	(1,651)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	(254)	122
Reclassifications to net income	(16)	38
Income taxes	65	(28)
Funded status - retirement obligations	(205)	132
Derivative instruments (Note 5):
Current unrealized gain (loss)	(84)	110
Reclassifications to net income	(4)	(20)
Income taxes	17	(18)
Derivative instruments	(71)	72
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(142)	(1,447)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	3,022	173
Less: noncontrolling interests	(48)	(45)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$2,974	$128

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$3,357	$5,436
Accounts receivable - net	4,799	4,559
Contract assets	156	124
Inventories	2,079	1,978
Prepaid and other current assets	1,020	950
Total Current Assets	11,411	13,047
Property, plant and equipment - net	23,808	23,548
Goodwill	26,456	25,817
Other intangible assets - net	12,510	12,420
Other long-term assets	4,533	4,826
Total Assets	$78,718	$79,658
Liabilities and equity
Accounts payable	$2,977	$2,995
Short-term debt	3,018	4,117
Current portion of long-term debt	944	1,599
Contract liabilities	3,246	3,073
Other current liabilities	4,367	4,695
Total Current Liabilities	14,552	16,479
Long-term debt	13,528	12,198
Other long-term liabilities	9,390	9,594
Total Liabilities	37,470	38,271
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity (Note 11):
Ordinary shares,€0.001 par value, authorized 1,750,000,000 shares, 2023 issued: 490,766,972 ordinary shares; 2022 issued: 552,012,862 ordinary shares	—	1
Additional paid-in capital	39,797	40,005
Retained earnings	7,024	20,541
Accumulated other comprehensive income (loss)	(5,899)	(5,782)
Less: Treasury shares, at cost (2023 – 2,821,108 shares and 2022 – 59,555,235 shares)	(1,011)	(14,737)
Total Linde plc Shareholders’ Equity	39,911	40,028
Noncontrolling interests	1,324	1,346
Total Equity	41,235	41,374
Total Liabilities and Equity	$78,718	$79,658

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$3,091	$1,546
Add: Noncontrolling interests	73	74
Net Income (including noncontrolling interests)	3,164	1,620
Adjustments to reconcile net income to net cash provided by operating activities:
Other charges, net of payments	(61)	922
Depreciation and amortization	1,908	2,203
Deferred income taxes	(61)	(221)
Share-based compensation	66	51
Working capital:
Accounts receivable	(175)	(543)
Inventory	(85)	(144)
Prepaid and other current assets	(39)	(123)
Payables and accruals	(458)	70
Contract assets and liabilities, net	117	243
Pension contributions	(25)	(19)
Long-term assets, liabilities and other	(293)	74
Net cash provided by (used for) operating activities	4,058	4,133
Investing
Capital expenditures	(1,688)	(1,475)
Acquisitions, net of cash acquired	(834)	(49)
Divestitures, net of cash divested and asset sales	24	17
Net cash provided by (used for) investing activities	(2,498)	(1,507)
Financing
Short-term debt borrowings (repayments) - net	(1,116)	2,172
Long-term debt borrowings	2,115	2,291
Long-term debt repayments	(1,641)	(1,703)
Issuances of ordinary shares	21	22
Purchases of ordinary shares	(1,767)	(3,329)
Cash dividends - Linde plc shareholders	(1,246)	(1,177)
Noncontrolling interest transactions and other	(22)	(35)
Net cash provided by (used for) financing activities	(3,656)	(1,759)
Effect of exchange rate changes on cash and cash equivalents	17	(35)
Change in cash and cash equivalents	(2,079)	832
Cash and cash equivalents, beginning-of-period	5,436	2,823
Cash and cash equivalents, end-of-period	$3,357	$3,655

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

Presentation of Condensed Consolidated Financial Statements - In the opinion of Linde management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Linde plc and subsidiaries in Linde's 2022 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2023.

Reclassifications – Certain prior periods' amounts have been reclassified to conform to the current year’s presentation.

2. Other Charges

2023 Other Charges

Other charges were $22 million for the quarter and $40 million for the six months ended June 30, 2023, respectively. Costs primarily related to severance in the Engineering segment and expenses incurred due to the intercompany reorganization for the quarter and six month period ended June 30, 2023, respectively. Other charges for the quarter and year-to-date periods had an associated net income tax benefit of $34 million and $79 million, respectively, primarily comprised of a benefit of $124 million related to the resolution of a U.S. income tax audit, partially offset by an accrual of $85 million for the potential settlement of an international income tax matter, both recorded in the first quarter.

The following table summarizes the activities related to the company's pre-tax Other charges for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Other charges	Total other charges
Balance, December 31, 2022	$281	$27	$308	$12	$320
2023 Other charges	24	—	24	16	40
Less: Cash payments / receipts	(100)	(1)	(101)	—	(101)
Less: Non-cash charges	—	—	—	7	7
Foreign currency translation and other	(3)	—	(3)	—	(3)
Balance, June 30, 2023	$202	$26	$228	$35	$263

2022 Other Charges
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

The fair value of Linde’s Russian subsidiaries was determined using a probability weighted discounted cash flow model, which resulted in the recognition of a $407 million loss on deconsolidation when compared to the carrying value of the entities. This loss is recorded within other charges in the consolidated statements of income.

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

Other charges

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

3. Supplemental Information
Receivables

Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,700 million and $4,498 million at June 30, 2023 and December 31, 2022, respectively, and gross receivables aged greater than one year were $368 million and $321 million at June 30, 2023 and December 31, 2022, respectively. Other receivables were $157 million and $145 million at June 30, 2023 and December 31, 2022, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $4,799 million at June 30, 2023 and $4,559 million at December 31, 2022. Allowances for expected credit losses were $426 million at June 30, 2023 and $405 million at December 31, 2022.  Provisions for expected credit losses were $83 million and $67 million for the six months ended June 30, 2023 and 2022, respectively. The allowance activity in the six months ended June 30, 2023 and 2022 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	June 30, 2023	December 31, 2022
Inventories
Raw materials and supplies	$600	$567
Work in process	401	368
Finished goods	1,078	1,043
Total inventories	$2,079	$1,978

4. Debt
The following is a summary of Linde's outstanding debt at June 30, 2023 and December 31, 2022:

(Millions of dollars)	June 30, 2023	December 31, 2022
SHORT-TERM
Commercial paper	$2,765	$3,926
Other bank borrowings (primarily non U.S.)	253	191
Total short-term debt	3,018	4,117
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
2.70% Notes due 2023 (c)	—	501
2.00% Euro denominated notes due 2023 (b) (d)	—	699
5.875% GBP denominated notes due 2023 (b) (d)	—	367
1.20% Euro denominated notes due 2024	600	588
1.875% Euro denominated notes due 2024 (b)	328	324
4.800% Notes due 2024	299	299
4.700% Notes due 2025	598	598
2.65% Notes due 2025	399	400
1.625% Euro denominated notes due 2025	543	533
3.625% Euro denominated notes due 2025 (e)	544	—
0.00% Euro denominated notes due 2026	766	751
3.20% Notes due 2026	725	724
3.434% Notes due 2026	198	198
1.652% Euro denominated notes due 2027	89	88
0.25% Euro denominated notes due 2027	817	802
1.00% Euro denominated notes due 2027	546	536
1.00% Euro denominated notes due 2028 (b)	767	749
3.375% Euro denominated notes due 2029 (e)	814	—
1.10% Notes due 2030	697	696
1.90% Euro denominated notes due 2030	113	111
1.375% Euro denominated notes due 2031	819	803
0.55% Euro denominated notes due 2032	813	798
0.375% Euro denominated notes due 2033	540	529
3.625% Euro denominated notes due 2034 (e)	705	—
1.625% Euro denominated notes due 2035	865	849
3.55% Notes due 2042	665	665
2.00% Notes due 2050	296	296
1.00% Euro denominated notes due 2051	746	731
Non U.S. borrowings	170	152
Other	10	10
	14,472	13,797
Less: current portion of long-term debt	(944)	(1,599)
Total long-term debt	13,528	12,198
Total debt	$17,490	$17,914

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)June 30, 2023 and December 31, 2022 included a cumulative $50 million and $56 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 5.
(c)In February 2023, Linde repaid $500 million of 2.70% notes that became due.
(d)In April 2023, Linde repaid €650 million of 2.00% notes and £300 million of 5.875% notes that became due.
(e)In June 2023, Linde issued €500 million of 3.625% notes due in 2025, €750 million of 3.375% notes due in 2029 and €650 million of 3.625% notes due in 2034.

The company maintains a $5 billion and a $1.5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expire December 7, 2027 and December 7, 2023, respectively. There are no financial maintenance covenants contained within the credit agreements. No borrowings were outstanding under the credit agreements as of June 30, 2023.

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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of June 30, 2023, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2023 and December 31, 2022 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$3,477	$3,056	$26	$13	$8	$7
Forecasted transactions	395	449	13	9	11	9
Cross-currency swaps	4	42	—	—	—	1
Total	$3,876	$3,547	$39	$22	$19	$17
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$292	$323	$5	$6	$1	$5
Commodity contracts	N/A	N/A	10	—	7	4
Interest rate swaps	600	856	1	—	67	70
Total Hedges	$892	$1,179	$16	$6	$75	$79
Total Derivatives	$4,768	$4,726	$55	$28	$94	$96

(a)Amounts as of June 30, 2023 and December 31, 2022 included current assets of $45 million and $24 million which are recorded in prepaid and other current assets; long-term assets of $10 million and $4 million which are recorded in other long-term assets; current liabilities of $30 million and $23 million which are recorded in other current liabilities; and long-term liabilities of $64 million and $73 million which are recorded in other long-term liabilities.

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

Net Investment Hedges

As of June 30, 2023, Linde has €10.4 billion ($11.2 billion) Euro-denominated notes and intercompany loans and ¥3.6 billion ($0.5 billion) CNY-denominated intercompany loans that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred gain recorded within cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet and the consolidated statement of comprehensive income is $199 million (deferred loss of $66 million and $151 million for the quarter and six months ended June 30, 2023, respectively).

As of June 30, 2023, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is at a gain of $56 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statements of income.

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

Derivatives' Impact on Consolidated Statements of Income
The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(44)	$(41)	$(83)	$10
Other balance sheet items	(1)	4	(2)	(8)
Total	$(45)	$(37)	$(85)	$2

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

The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the six months ended June 30, 2023 and 2022, respectively. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Assets
Derivative assets	$—	$—	$55	$28	$—	$—
Investments and securities*	21	20	—	—	13	13
Total	$21	$20	$55	$28	13	$13

Liabilities
Derivative liabilities	$—	$—	$94	$96	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At June 30, 2023, the estimated fair value of Linde’s long-term debt portfolio was $12,689 million versus a carrying value of $14,472 million. At December 31, 2022, the estimated fair value of Linde’s long-term debt portfolio was $11,994 million versus a carrying value of $13,797 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

7. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator (Millions of dollars)
Net Income – Linde plc	$1,575	$372	$3,091	$1,546
Denominator (Thousands of shares)
Weighted average shares outstanding	489,061	500,535	490,201	503,626
Shares earned and issuable under compensation plans	557	499	526	467
Weighted average shares used in basic earnings per share	489,618	501,034	490,727	504,093
Effect of dilutive securities
Stock options and awards	3,931	4,235	3,958	4,339
Weighted average shares used in diluted earnings per share	493,549	505,269	494,685	508,432
Basic Earnings Per Share	$3.22	$0.74	$6.30	$3.07
Diluted Earnings Per Share	$3.19	$0.74	$6.25	$3.04
There were no antidilutive shares for any period presented.

8. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and six months ended June 30, 2023 and 2022 are shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Amount recognized in Operating Profit
Service cost	$21	$32	$42	$65
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	94	51	186	104
Expected return on plan assets	(131)	(132)	(260)	(268)
Net amortization and deferral	(8)	19	(16)	38
	(45)	(62)	(90)	(126)
Net periodic benefit cost (benefit)	$(24)	$(30)	$(48)	$(61)
Components of net periodic benefit expense for other post-retirement plans for the quarter and six months ended June 30, 2023 and 2022 were not material.
Linde estimates that 2023 required contributions to its pension plans will be in the range of approximately $40 million to $50 million, of which $25 million have been made through June 30, 2023.
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
•At June 30, 2023, the most significant non-income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $120 million. Linde has not recorded any liabilities related to such claims based on management judgment and opinions of outside counsel.
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

•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais ($460 million) on White Martins, the Brazil-based subsidiary of Linde Inc. The fine was reduced to R$1.7 billion Brazilian reais ($355 million) due to a calculation error made by CADE. The fine against White Martins was overturned by the Ninth Federal Court of Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Ninth Federal Court of Brasilia. CADE has filed an appeal with the Superior Court of Justice and a decision is pending.
    Similarly, on September 1, 2010, CADE imposed a civil fine of R$237 million Brazilian reais ($50 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity. The fine was reduced to R$188 million Brazilian reais ($39 million) due to a calculation error made by CADE. The fine against Linde Gases Ltda. was overturned by the Seventh Federal Court in Brasilia. CADE appealed this decision, and the Federal Court of Appeals rejected CADE's appeal and confirmed the decision of the Seventh Federal Court of Brasilia. CADE filed an appeal with the Superior Court of Justice which was denied. In parallel, CADE filed (i) an appeal with the Supreme Court of Justice, which was denied, and (ii) a subsequent appeal to a panel of the Supreme Court of Justice where a final decision is pending.
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
•On December 30, 2022, the Russian Arbitration Court of the St. Petersburg and Leningrad Region issued an injunction preventing (i) the sale of any shares in Linde’s subsidiaries and joint ventures in Russia, and (ii) the disposal of any of assets in those entities exceeding 5% of the relevant company’s overall asset value. The injunction is not expected to have any impact on the operations of Linde’s Russian businesses. The injunction was requested by RusChemAlliance (RCA) as a preliminary measure to secure payment of an eventual award under an arbitration proceeding RCA intended to file against Linde Engineering for alleged breach of contract under the agreement to build a gas processing plant in Ust Luga, Russia entered into between a consortium of Linde Engineering and Renaissance Heavy Industries LLC, and RCA on July 7, 2021. Performance of the agreement was lawfully suspended by Linde Engineering on May 27, 2022 in compliance with applicable sanctions and in accordance with a decision by the sanctions authority in Germany. On March 1, 2023, RCA filed a claim in St. Petersburg against Linde GmbH for recovery of advance payments under the agreement ("Russian Claim"). On March 4, 2023, in accordance with the dispute resolution provisions of the agreement, Linde GmbH filed a notice of arbitration with the Hong Kong International Arbitration Centre ("HKIAC") against RCA to claim that (i) RCA has no entitlement to payment, (ii) RCA’s Russian claim is in breach of the arbitration agreement, and (iii) RCA must compensate Linde for the losses and damages caused by the injunction. Additionally, Linde GmbH filed for and on March 17, 2023 obtained an anti-suit injunction from a Hong Kong court against RCA directing RCA to seek a stay of the Russian Claim and ordering it to resolve any disputes in accordance with HKIAC arbitration. Despite the anti-suit injunction obtained by Linde, the proceeding in St. Petersburg has not been stayed and RCA is continuing to pursue its claim in Russia. We cannot estimate timing of resolution of the parallel proceedings in Russia and Hong Kong.

As of June 30, 2023, Linde had approximately $1.2 billion of advance payments recorded in contract liabilities related to engineering projects with RCA which are subject to sanctions and have been suspended accordingly as of May 27, 2022. Contract liabilities are typically recognized as revenue as performance obligations are satisfied under contract terms. Linde deconsolidated its Russian gas and engineering business entities as of June 30, 2022, and the remaining investment value of its Russia subsidiaries is immaterial. As such, the obligation to satisfy any residual contract liabilities is not expected to have an adverse impact on earnings, but may result in net cash outflows.
It is difficult to estimate the timing of resolution of this matter. The company intends to vigorously defend its interests in both the injunction and arbitration proceedings.

10. Segments

For a description of Linde plc's operating segments, refer to Note 18 to the consolidated financial statements on Linde plc's 2022 Annual Report on Form 10-K.
The table below presents sales and operating profit information about reportable segments and Other for the quarter and six months ended June 30, 2023 and 2022.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
SALES(a)
Americas	$3,541	$3,518	$7,092	$6,759
EMEA	2,160	2,144	4,337	4,292
APAC	1,683	1,651	3,281	3,253
Engineering	495	644	1,035	1,372
Other	325	500	652	992
Total sales	$8,204	$8,457	$16,397	$16,668

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
SEGMENT OPERATING PROFIT
Americas	$1,070	$910	$2,095	$1,814
EMEA	630	536	1,237	1,039
APAC	472	426	895	825
Engineering	107	105	256	248
Other	7	11	9	(33)
Segment operating profit	2,286	1,988	4,492	3,893
Other charges (Note 2)	(22)	(993)	(40)	(989)
Purchase accounting impacts - Linde AG	(253)	(406)	(508)	(835)
Total operating profit	$2,011	$589	$3,944	$2,069

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were $335 million and $629 million for the quarter and six months ended June 30, 2023, respectively, and $246 million and $477 million for the respective 2022 periods.

11. Equity
Equity
On March 1, 2023, in connection with the shareholder approved intercompany reorganization that resulted in the delisting of old Linde plc from the New York Stock Exchange (NYSE) and the Frankfurt Stock Exchange (FSE), and the subsequent relisting of new Linde plc to the NYSE, Linde shareholders automatically received one share of the new holding company, listed on the NYSE in exchange for each share of Linde plc that was previously owned. The company issued 490,766,972 new Linde shares. Linde plc's historical treasury shares were immediately canceled which resulted in an approximately $15 billion decrease in treasury shares and retained earnings in Shareholders' Equity.
A summary of the changes in total equity for the quarter and six months ended June 30, 2023 and 2022 is provided below:

	Quarter Ended June 30,
(Millions of dollars)	2023			2022
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$39,970	$1,353	$41,323	$42,963	$1,414	$44,377
Net income (a)	1,575	37	1,612	372	38	410
Other comprehensive income (loss)	(89)	(23)	(112)	(1,528)	(17)	(1,545)
Noncontrolling interests:
Additions (reductions)	(11)	(7)	(18)	—	(53)	(53)
Dividends and other capital changes	—	(36)	(36)	—	(29)	(29)
Dividends to Linde plc ordinary share holders ($1.275 per share in 2023 and $1.17 per share in 2022)	(623)	—	(623)	(585)	—	(585)
Issuances of ordinary shares:
For employee savings and incentive plans	(35)	—	(35)	7	—	7
Purchases of ordinary shares	(912)	—	(912)	(1,572)	—	(1,572)
Share-based compensation	36	—	36	17	—	17
Balance, end of period	$39,911	$1,324	$41,235	$39,674	$1,353	$41,027

	Six Months Ended June 30,
(Millions of dollars)	2023			2022
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$40,028	$1,346	$41,374	$44,035	$1,393	$45,428
Net income (a)	3,091	73	3,164	1,546	74	1,620
Other comprehensive income (loss)	(117)	(25)	(142)	(1,418)	(29)	(1,447)
Noncontrolling interests:
Additions (reductions)	(11)	(5)	(16)	—	(49)	(49)
Dividends and other capital changes	—	(65)	(65)	—	(36)	(36)
Dividends to Linde plc ordinary share holders ($2.55 per share in 2023 and $2.34 per share in 2022)	(1,246)	—	(1,246)	(1,177)	—	(1,177)
Issuances of ordinary shares:
For employee savings and incentive plans	(98)	—	(98)	(39)	—	(39)
Purchases of ordinary shares	(1,802)	—	(1,802)	(3,324)	—	(3,324)
Share-based compensation	66	—	66	51	—	51
Balance, end of period	$39,911	$1,324	$41,235	$39,674	$1,353	$41,027

(a) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarter and six months ended June 30, 2023 and 2022 and which is not part of total equity.

The components of Accumulated other comprehensive income (loss) are as follows:

	June 30,	December 31,
(Millions of dollars)	2023	2022
Cumulative translation adjustment - net of taxes:
Americas	$(3,572)	$(3,942)
EMEA	(881)	(1,249)
APAC	(1,238)	(835)
Engineering	(165)	(241)
Other	231	483
	(5,625)	(5,784)
Derivatives - net of taxes	(9)	62
Pension / OPEB (net of $11 million tax benefit and $54 million tax obligation at June 30, 2023 and December 31, 2022, respectively)	(265)	(60)
	$(5,899)	$(5,782)

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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $156 million and $124 million at June 30, 2023 and December 31, 2022, respectively. Total contract liabilities are $4,196 million at June 30, 2023 (current of $3,246 million and $950 million within other long-term liabilities in the condensed consolidated balance sheets). As of June 30, 2023, Linde has approximately $1.7 billion recorded in contract liabilities related to engineering projects in Russia subject to sanctions. Total contract liabilities were $3,986 million at December 31, 2022 (current contract liabilities of $3,073 million and $913 million within other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the six months ended June 30, 2023 that was included in the contract liability at December 31, 2022 was $568 million. Contract assets and liabilities primarily relate to the Engineering business.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarter and six months ended June 30, 2023 and June 30, 2022.

(Millions of dollars)	Quarter Ended June 30, 2023
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,094	$704	$570	$—	$53	$2,421	30%
On-Site	756	493	677	—	—	1,926	23%
Packaged Gas	1,638	946	366	—	12	2,962	36%
Other	53	17	70	495	260	895	11%
Total	$3,541	$2,160	$1,683	$495	$325	$8,204	100%

(Millions of dollars)	Quarter Ended June 30, 2022
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$941	$634	$562	$—	$40	$2,177	26%
On-Site	1,049	610	631	—	—	2,290	27%
Packaged Gas	1,473	884	389	—	9	2,755	33%
Other	55	16	69	644	451	1,235	15%
Total	$3,518	$2,144	$1,651	$644	$500	$8,457	100%

(Millions of dollars)	Six Months Ended June 30, 2023
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$2,137	$1,404	$1,122	$—	$108	$4,771	29%
On-Site	1,560	1,031	1,321	—	—	3,912	24%
Packaged Gas	3,276	1,874	721	—	32	5,903	36%
Other	119	28	117	1,035	512	1,811	11%
Total	$7,092	$4,337	$3,281	$1,035	$652	$16,397	100%

(Millions of dollars)	Six Months Ended June 30, 2022
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,815	$1,248	$1,078	$—	$79	$4,220	25%
On-Site	1,931	1,241	1,286	—	—	4,458	27%
Packaged Gas	2,906	1,775	750	—	16	5,447	33%
Other	107	28	139	1,372	897	2,543	15%
Total	$6,759	$4,292	$3,253	$1,372	$992	$16,668	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. The company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $47 billion (excludes Russian projects which are impacted by sanctions). This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next five years and the remaining thereafter.

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

Preliminary Allocation of Purchase Price
The acquisition of nexAir, LLC was accounted for as a business combination. Following the acquisition date, 100% of nexAir, LLC's results were consolidated in the Americas business segment. Linde's three and six months ended June 30, 2023 consolidated income statement includes sales of $101 million and $204 million, respectively, related to nexAir, LLC. Pro forma results for 2022 have not been included as the impact of the acquisition is not material to the consolidated statements of income.
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

Consolidated Results
The following table provides summary information for the quarters and six months ended June 30, 2023 and 2022. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars, except per share data)	2023	2022	Variance	2023	2022	Variance
Sales	$8,204	$8,457	(3)%	$16,397	$16,668	(2)%
Cost of sales, exclusive of depreciation and amortization	$4,316	$4,940	(13)%	$8,747	$9,738	(10)%
As a percent of sales	52.6%	58.4%		53.3%	58.4%
Selling, general and administrative	$833	$771	8%	$1,655	$1,573	5%
As a percent of sales	10.2%	9.1%		10.1%	9.4%
Depreciation and amortization	$960	$1,091	(12)%	$1,908	$2,203	(13)%
Other charges (b)	$22	$993	(98)%	$40	$989	(96)%
Other income (expense) - net	$(27)	$(36)	25%	$(32)	$(24)	(33)%
Operating profit	$2,011	$589	241%	$3,944	$2,069	91%
Operating margin	24.5%	7.0%		24.1%	12.4%
Interest expense - net	$52	$5	940%	$89	$14	536%
Net pension and OPEB cost (benefit), excluding service cost	$(45)	$(62)	(27)%	$(90)	$(126)	(29)%
Effective tax rate	21.9%	44.3%		22.0%	30.0%
Income from equity investments	$46	$50	(8)%	$87	$94	(7)%
Noncontrolling interests	$(37)	$(38)	(3)%	$(73)	$(74)	(1)%
Net Income – Linde plc	$1,575	$372	323%	$3,091	$1,546	100%
Diluted earnings per share	$3.19	$0.74	331%	$6.25	$3.04	106%
Diluted shares outstanding	493,549	505,269	(2)%	494,685	508,432	(3)%
Number of employees	66,270	72,438	(9)%	66,270	72,438	(9)%
Adjusted Amounts (a)
Operating profit	$2,286	$1,988	15%	$4,492	$3,893	15%
Operating margin	27.9%	23.5%		27.4%	23.4%
Effective tax rate	23.7%	24.5%		23.9%	24.4%
Net Income – Linde plc	$1,760	$1,566	12%	$3,453	$3,066	13%
Diluted earnings per share	$3.57	$3.10	15%	$6.98	$6.03	16%
Other Financial Data (a)
EBITDA	$3,017	$1,730	74%	$5,939	$4,366	36%
As percent of sales	36.8%	20.5%		36.2%	26.2%
Adjusted EBITDA	$3,059	$2,746	11%	$6,022	$5,409
As percent of sales	37.3%	32.5%		36.7%	32.5%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
(b) See Note 2 to the condensed consolidated financial statements.

Reported
In the second quarter of 2023, Linde's sales were $8,204 million, $253 million below prior year. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, decreased sales by 4% in the quarter, with minimal impact on operating profit. Divestitures, net of acquisitions, decreased sales by 2% in the quarter, primarily due to the divestment of the GIST business, partially offset by the nexAir, LLC acquisition. Engineering decreased sales by 2% in the quarter. Currency translation decreased sales by 1% in the quarter. Volumes decreased sales by 1% in the quarter versus the 2022 respective period. Higher price attainment increased sales by 7% in the quarter.

Reported operating profit for the second quarter of 2023 of $2,011 million, or 24.5% of sales, was 241% above prior year. The reported year-over-year increase was primarily due to charges recorded in second quarter 2022 relating to the deconsolidation and impairment of Russian subsidiaries resulting from the ongoing war in Ukraine and related sanctions. In addition, the increase in the quarter was also driven by higher pricing, productivity initiatives and lower depreciation and amortization driven by merger related intangible assets, which more than offset adverse impacts from cost inflation and currency. The reported effective tax rate ("ETR") of 21.9% in the second quarter 2023 related to higher tax benefits from share based compensation and a tax refund relating to a prior period versus 44.3% in the second quarter 2022. Second quarter 2022 ETR was impacted by the non-deductibility of the charges related to the deconsolidation and impairment of Linde's Russian subsidiaries which were partially offset by the reversal of a related deferred tax liability. Diluted earnings per share ("EPS") was $3.19, or 331% above EPS of $0.74 in the second quarter of 2022, primarily due to higher net income - Linde plc and lower diluted shares outstanding.

Adjusted
In the second quarter of 2023, adjusted operating profit of $2,286 million, or 27.9% of sales, was 15% higher as compared to the respective 2022 period, driven by higher pricing and productivity initiatives, partially offset by cost inflation. The adjusted ETR was 23.7% in the second quarter 2023 versus 24.5% in the 2022 quarter. On an adjusted basis, EPS was $3.57, 15% above the 2022 adjusted EPS of $3.10, driven by higher adjusted net income - Linde plc and lower diluted shares outstanding.
Outlook

Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended June 30, 2023 vs. 2022	Six Months Ended June 30, 2023 vs. 2022
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(1)%	(1)%
Price/Mix	7%	7%
Cost pass-through	(4)%	(2)%
Currency	(1)%	(2)%
Acquisitions/divestitures	(2)%	(2)%
Engineering	(2)%	(2)%
	(3)%	(2)%

Sales
Sales decreased $253 million or 3% for the second quarter of 2023 and decreased $271 million or 2% for six months ended June 30, 2023 versus the respective 2022 periods. Cost pass-through decreased sales by 4% in the quarter and 2% in the year-to-date period, with minimal impact on operating profit. The impact of divestitures, net of acquisitions decreased sales by 2% in the quarter and year-to-date period. Engineering decreased sales by 2% in the quarter and year-to-date period. Currency translation decreased sales by 1% in the quarter, driven by the weakening of the Chinese yuan and Australian dollar, and 2% in the year-to-date period, driven by the weakening of the Euro, Chinese yuan, British pound and Australian dollar against the U.S. dollar. Volumes decreased sales by 1% in the quarter and year-to-date period versus the respective 2022 periods. Higher pricing across all geographic segments contributed 7% to sales in the quarter and year-to-date period.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization decreased $624 million, or 13%, for the second quarter of 2023 and decreased $991 million, or 10% for the six months ended June 30, 2023 primarily due to currency, lower cost pass-through, the net impact of acquisitions and divestitures and productivity gains which more than offset cost inflation. Cost of sales, exclusive of depreciation and amortization was 52.6% and 53.3% of sales, respectively, for the second quarter and six months ended June 30, 2023 versus 58.4% for the respective 2022 periods. The decrease as a percentage of sales in the quarter and for the six months ended June 30, 2023 was primarily due to higher pricing and lower cost pass-through.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $62 million, or 8%, for the second quarter of 2023 and increased $82 million or 5% for the six months ended June 30, 2023. SG&A was 10.2% of second quarter sales and 10.1% of the sales for the six months ended June 30, 2023 versus 9.1% and 9.4% for the respective 2022 periods. Currency impacts decreased SG&A by approximately $5 million and $24 million for the quarter and six months ended June 30, 2023. Excluding currency impacts, underlying SG&A increased in the second quarter and the six months ended June 30, 2023 primarily due to higher compensation and higher costs related to the acquisition of nexAir.
Depreciation and amortization
Reported depreciation and amortization expense decreased $131 million, or 12%, for the second quarter of 2023 and decreased $295 million, or 13%, for the six months ended June 30, 2023. The decrease is related primarily to lower depreciation and amortization of intangible assets acquired in the merger and currency impacts.
On an adjusted basis, depreciation and amortization increased $19 million, for the second quarter of 2023 and increased $23 million for the year-to-date period. Currency impacts decreased depreciation and amortization by $7 million and $28 million for the quarter and six months ended June 30, 2023, respectively. Excluding currency, underlying depreciation and amortization increased due to the net impact of acquisitions and new project start ups.
Other charges
Other charges were $22 million and $40 million for the second quarter and six months ended June 30, 2023, respectively, and $993 million and $989 million for the respective 2022 periods. The charge for the quarter relates primarily to severance in the Engineering segment. The charge for the six months ended June 30, 2023 includes charges associated with the intercompany reorganization that occurred in the first quarter of 2023. 2022 charges relate primarily to the deconsolidation and impairment of Russian subsidiaries resulting from the ongoing war in Ukraine and related sanctions (see Note 2 to the condensed consolidated financial statements).

On an adjusted basis, these benefits and costs have been excluded in both periods.
Operating profit
On a reported basis, operating profit increased $1,422 million, or 241%, for the second quarter of 2023 and increased $1,875 million, or 91%, for the six months ended June 30, 2023. The increase was primarily due to Russia-Ukraine conflict and other charges recorded in the second quarter of 2022 and higher pricing, savings from productivity initiatives, and lower depreciation and amortization driven by merger related intangible assets in 2023. These increases more than offset the adverse impacts of cost inflation and currency in the second quarter and year-to-date period of 2023.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as other charges, operating profit increased $298 million, or 15% in the second quarter of 2023 and increased $599 million, or 15% for the six months ended June 30, 2023. Operating profit growth was driven by higher pricing and productivity initiatives, which more than offset the effects of cost inflation and currency during the periods. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net increased $47 million for the second quarter of 2023 and increased $75 million for the six months ended June 30, 2023. On an adjusted basis, interest expense increased $42 million for the second quarter of 2023 and increased $69 million for the six months ended June 30, 2023 versus the respective 2022 periods. The increase in both periods was driven primarily by higher interest rates on short-term debt.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost were benefits of $45 million and $90 million for the quarter and six months ended June 30, 2023, respectively, versus $62 million and $126 million for the respective 2022 periods. The decrease in benefit primarily relates to higher interest cost reflective of the higher discount rate environment year-over-year.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter and six months ended June 30, 2023 was 21.9% and 22.0%, respectively, versus 44.3% and 30.0% for the respective 2022 periods. The decrease in the quarter rate is primarily related to a higher tax benefit from share based compensation, a tax refund relating to a prior period and the absence of the net unfavorable tax expense resulting from the Russia deconsolidation in 2022 (see Note 2 to the condensed consolidated financial statements). The decrease in the year to date rate is primarily related to a net decrease in the company's uncertain tax positions, partially offset by additional accruals in several non-U.S. jurisdictions, a tax refund related to a period period and the absence of the net unfavorable tax expense resulting from the Russia deconsolidation in 2022.
On an adjusted basis, the ETR for the quarter and six months ended June 30, 2023 was 23.7% and 23.9%, respectively, versus 24.5% and 24.4% for the respective 2022 periods. The decrease in both periods is primarily due to higher tax benefits from share based compensation.
Income from equity investments
Reported income from equity investments for the second quarter of 2023 and six months ended June 30, 2023 was $46 million and $87 million, respectively, versus $50 million and $94 million for the respective 2022 periods.
On an adjusted basis, income from equity investments for the second quarter and six months ended June 30, 2023 was $64 million and $123 million, respectively, versus $69 million and $133 million in the respective 2022 periods.
Noncontrolling interests
At June 30, 2023, noncontrolling interests consisted primarily of non-controlling shareholders' investments in APAC (primarily China). Reported noncontrolling interest was flat for the quarter and six months ended June 30, 2023 versus the respective 2022 periods.
Net Income – Linde plc
Reported net income - Linde plc increased $1,203 million, or 323%, for the second quarter of 2023 and increased $1,545 million, or 100% for the six months ended June 30, 2023 versus the respective 2022 periods.
On an adjusted basis, which excludes the impacts of purchase accounting and other charges, net income - Linde plc increased $194 million, or 12%, for the quarter and increased $387 million, or 13%, for the six months ended June 30, 2023 versus the respective 2022 periods.
On both a reported and adjusted basis, the increase was driven by higher operating profit.

Diluted earnings per share
Reported diluted earnings per share increased $2.45, or 331%, for the second quarter of 2023 and increased $3.21, or 106%, for the six months ended June 30, 2023 versus the comparable 2022 periods.
On an adjusted basis, diluted EPS increased $0.47, or 15%, for the second quarter of 2023 and increased $0.95, or 16% versus the respective 2022 periods.
The increase on both a reported and adjusted basis is primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at June 30, 2023 was 66,270, a decrease of 6,168 employees from June 30, 2022, driven primarily by the sale of the GIST business, cost reduction initiatives and the deconsolidation of Russian subsidiaries in the EMEA and Engineering segments, partially offset by the acquisition of nexAir.
Other Financial Data
EBITDA was $3,017 million for the second quarter of 2023 as compared to $1,730 million in the respective 2022 period. EBITDA was $5,939 million for the six months ended June 30, 2023 as compared to $4,366 million in the respective 2022 period. The increase in both periods was driven by higher net income - Linde plc versus prior year.
Adjusted EBITDA increased to $3,059 million for the second quarter 2023 from $2,746 million in the respective 2022 period. Adjusted EBITDA was $6,022 million for the six months ended June 30, 2023 as compared to $5,409 million in the respective 2022 period. The higher EBITDA was primarily due to higher net income - Linde plc versus the respective prior period.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive losses for the second quarter and six months ended June 30, 2023 were $112 million and $142 million, respectively. The loss in the quarter resulted primarily from currency translation adjustments of $95 million. The loss during the six months ended June 30, 2023 resulted from $205 million associated with retirement programs and $71 million relating to current unrealized loss on derivatives instruments, partially offset by favorable currency translation adjustments of $134 million. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 11 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statements of Income.

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
SALES
Americas	$3,541	$3,518	1%	$7,092	$6,759	5%
EMEA	2,160	2,144	1%	4,337	4,292	1%
APAC	1,683	1,651	2%	3,281	3,253	1%
Engineering	495	644	(23)%	1,035	1,372	(25)%
Other	325	500	(35)%	652	992	(34)%
Total sales	$8,204	$8,457	(3)%	$16,397	$16,668	(2)%

SEGMENT OPERATING PROFIT
Americas	$1,070	$910	18%	$2,095	$1,814	15%
EMEA	630	536	18%	1,237	1,039	19%
APAC	472	426	11%	895	825	8%
Engineering	107	105	2%	256	248	3%
Other	7	11	(36)%	9	(33)	127%
Segment operating profit	$2,286	$1,988	15%	$4,492	$3,893	15%
Reconciliation to reported operating profit:
Other charges (Note 2)	(22)	(993)		(40)	(989)
Purchase accounting impacts - Linde AG	(253)	(406)		(508)	(835)
Total operating profit	$2,011	$589		$3,944	$2,069

Americas

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
Sales	$3,541	$3,518	1%	$7,092	$6,759	5%

Operating profit	$1,070	$910	18%	$2,095	$1,814	15%
As a percent of sales	30.2%	25.9%		29.5%	26.8%

	Quarter Ended June 30, 2023 vs. 2022	Six Months Ended June 30, 2023 vs. 2022
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(1)%	—%
Price/Mix	6%	7%
Cost pass-through	(7)%	(5)%
Currency	—%	—%
Acquisitions/divestitures	3%	3%
	1%	5%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.

Sales
Sales for the Americas segment increased $23 million, or 1%, in the second quarter and increased $333 million, or 5% for the six months ended June 30, 2023 versus the respective 2022 periods. Higher pricing contributed 6% to sales in the quarter and 7% in the year-to-date period. The impact of net acquisitions increased sales by 3% in the second quarter and six months ended June 30, 2023, primarily due to the acquisition of nexAir, LLC (See Note 13 to the condensed consolidated financial statements). Cost pass-through decreased sales by 7% for the second quarter and 5% for the six months ended June 30, 2023 with minimal impact on operating profit. Volumes decreased sales by 1% for the second quarter and remained flat for the six months ended June 30, 2023 driven primarily by customer outages in the chemicals and energy end market.
Operating profit
Operating profit in the Americas segment increased $160 million, or 18%, in the second quarter and increased $281 million, or 15% for the six months ended June 30, 2023 versus the respective 2022 periods, driven primarily by higher pricing, acquisitions and continued productivity initiatives which more than offset cost inflation during the quarter and year-to-date period.
EMEA

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
Sales	$2,160	$2,144	1%	$4,337	$4,292	1%

Operating profit	$630	$536	18%	$1,237	$1,039	19%
As a percent of sales	29.2%	25.0%		28.5%	24.2%

	Quarter Ended June 30, 2023 vs. 2022	Six Months Ended June 30, 2023 vs. 2022
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(4)%	(4)%
Price/Mix	11%	12%
Cost pass-through	(3)%	(1)%
Currency	—%	(3)%
Acquisitions/divestitures	(3)%	(3)%
	1%	1%
The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, United Kingdom, France, the Republic of South Africa and Sweden.

Sales
EMEA segment sales increased by $16 million, or 1%, in the second quarter and increased $45 million for the six months ended June 30, 2023 as compared to the respective 2022 periods. Higher price attainment increased sales by 11% in the quarter and 12% in the year-to-date period. Volumes decreased sales by 4% in the quarter and year-to-date period led by the manufacturing and chemicals and energy end markets. Cost pass-through decreased sales by 3% in the quarter and 1% in the year-to-date period, with minimal impact on operating profit. The impact of currency translation on sales was flat in the quarter and 3% in the year-to-date period, due largely to the weakening of the Euro and British pound against the U.S. Dollar. The impact of net divestitures decreased sales by 3% in the quarter and year-to-date period, primarily due to the deconsolidation of the Russian subsidiaries in June 2022.
Operating Profit
Operating profit for the EMEA segment increased by $94 million, or 18%, in the second quarter and increased by $198 million, or 19% for the six months ended June 30, 2023, as compared to the respective 2022 periods. The increase in operating profit in the quarter and year-to-date period was driven primarily by higher pricing and continued productivity initiatives, partially offset by cost inflation, lower volumes and divestitures.
APAC

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
Sales	$1,683	$1,651	2%	$3,281	$3,253	1%

Operating profit	$472	$426	11%	$895	$825	8%
As a percent of sales	28.0%	25.8%		27.3%	25.4%

	Quarter Ended June 30, 2023 vs. 2022	Six Months Ended June 30, 2023 vs. 2022
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/Equipment	3%	2%
Price/Mix	5%	5%
Cost pass-through	(1)%	(1)%
Currency	(5)%	(5)%
Acquisitions/divestitures	—%	—%
	2%	1%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.

Sales
Sales for the APAC segment increased $32 million, or 2%, in the second quarter and increased $28 million, or 1% for the six months ended June 30, 2023 versus the respective 2022 periods. Higher pricing contributed 5% to sales in the quarter and year-to-date period. Volumes increased 3% in the quarter and 2% in the year-to-date period including project start-ups in the electronics and chemicals and energy end markets. Currency translation decreased sales by 5% in quarter and year-to-date period, driven primarily by the weakening of the Australian dollar, Indian rupee and Chinese yuan against the U.S. dollar. Cost pass-through decreased sales by 1% in the quarter and year-to-date period.
Operating profit
Operating profit in the APAC segment increased $46 million, or 11%, in the second quarter and increased $70 million, or 8% in the six months ended June 30, 2023 versus the respective 2022 periods, driven by higher pricing, volumes and continued productivity initiatives which more than offset the impact of currency and cost inflation during the quarter and year-to-date period.
Engineering

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
Sales	$495	$644	(23)%	$1,035	$1,372	(25)%

Operating profit	$107	$105	2%	$256	$248	3%
As a percent of sales	21.6%	16.3%		24.7%	18.1%

	Quarter Ended June 30, 2023 vs. 2022	Six Months Ended June 30, 2023 vs. 2022
	% Change	% Change
Factors Contributing to Changes - Sales
Currency	2%	(2)%
Other	(25)%	(23)%
	(23)%	(25)%
Sales
Engineering segment sales decreased $149 million in the second quarter and decreased $337 million in the six months ended June 30, 2023 as compared to the respective 2022 periods. The decrease in both periods were driven primarily by project timing.

Projects for Russia that were sanctioned and have been wound down represented $26 million and $87 million of the Engineering segment sales during the second quarter and six months ended June 30, 2023, respectively, and $300 million and $650 million during the respective 2022 periods.

Operating profit
Engineering segment operating profit increased, $2 million in the second quarter and increased $8 million in the six months ended June 30, 2023 as compared to the respective 2022 periods. The decline from lower sales was more than offset by higher margin on wind down of projects subject to sanctions in Russia in both the quarter and year-to-date period.

Other

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
Sales	$325	$500	(35)%	$652	$992	(34)%

Operating profit (loss)	$7	$11	(36)%	$9	$(33)	127%
As a percent of sales	2.2%	2.2%		1.4%	(3.3)%

	Quarter Ended June 30, 2023 vs. 2022	Six Months Ended June 30, 2023 vs. 2022
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/price	4%	5%
Currency	—%	—%
Acquisitions/divestitures	(39)%	(39)%
	(35)%	(34)%

Other consists of corporate costs and a few smaller businesses including Surface Technologies and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.

Sales
Sales for Other decreased $175 million for the second quarter and decreased $340 million for the six months ended June 30, 2023 versus the respective 2022 periods. The impact of net divestitures decreased sales by 39% in the quarter and year-to-date period versus the respective 2022 periods, primarily due to sale of GIST business in third quarter of 2022. Underlying sales increased 4% in the quarter and 5% in the year-to-date period, driven primarily by price in the coatings and global helium businesses. Currency translation impacts were flat in the quarter and year-to-date period.
Operating profit
Operating profit in Other decreased $4 million, or 36% in the second quarter and increased $42 million, or 127% in the six months ended June 30, 2023 versus the respective 2022 periods. The decrease in the quarter was driven by divestitures, partially offset by higher pricing. In the year-to-date period, higher pricing and lower corporate costs more than offset the impact of divestitures.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2023 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2023	2022	2023	2022
Euro	19%	0.93	0.91	0.92	0.93
Chinese yuan	8%	6.93	6.47	7.25	6.90
British pound	5%	0.81	0.77	0.79	0.83
Australian dollar	4%	1.48	1.39	1.50	1.47
Brazilian real	4%	5.07	5.06	4.79	5.28
Canadian dollar	3%	1.35	1.27	1.32	1.36
Korean won	3%	1,295	1,231	1,318	1,266
Mexican peso	3%	18.15	20.26	17.12	19.50
Indian rupee	2%	82.21	76.17	82.04	82.73
South African rand	1%	18.19	15.39	18.85	17.04
Swedish krona	1%	10.49	9.58	10.80	10.43
Thailand bhat	1%	34.19	33.69	35.45	34.61

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six months ended June 30,
	2023	2022
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$3,164	$1,620
Non-cash charges (credits):
Add: Depreciation and amortization	1,908	2,203
Add: Deferred income taxes	(61)	(221)
Add: Share-based compensation	66	51
Add: Other charges, net of payments (a)	(61)	922
Net income adjusted for non-cash charges	5,016	4,575
Less: Working capital	(640)	(497)
Less: Pension contributions	(25)	(19)
Other	(293)	74
Net cash provided by (used for) operating activities	$4,058	$4,133
INVESTING ACTIVITIES
Capital expenditures	(1,688)	(1,475)
Acquisitions, net of cash acquired	(834)	(49)
Divestitures, net of cash divested and asset sales	24	17
Net cash provided by (used for) investing activities	$(2,498)	$(1,507)
FINANCING ACTIVITIES
Debt increase (decrease) - net	(642)	2,760
Issuances (purchases) of common stock - net	(1,746)	(3,307)
Cash dividends - Linde plc shareholders	(1,246)	(1,177)
Noncontrolling interest transactions and other	(22)	(35)
Net cash provided by (used for) financing activities	$(3,656)	$(1,759)

Effect of exchange rate changes on cash and cash equivalents	$17	$(35)
Cash and cash equivalents, end-of-period	$3,357	$3,655

(a) See Note 2 to the condensed consolidated financial statements.

Cash Flow from Operations

Cash provided by operations of $4,058 million for the six months ended June 30, 2023 decreased $75 million, or 2%, versus 2022. The decrease was driven primarily by higher working capital requirements, including lower inflows from contract liabilities from engineering customer advanced payments and higher cash tax payments. Other charges were $40 million and $989 million, for the six months ended June 30, 2023 and 2022, respectively. 2022 charges related primarily to the deconsolidation and impairment of Russian subsidiaries resulting from the ongoing war in Ukraine and related sanctions. Related cash outflows were $101 million and $67 million for the six months ended June 30, 2023 and 2022, respectively.

Linde estimates that total 2023 required contributions to its pension plans will be in the range of approximately $40 million to $50 million, of which $25 million has been made through June 30, 2023.
As of June 30, 2023, Linde has approximately $1.7 billion recorded in contract liabilities within the condensed consolidated balance sheet related to engineering projects in Russia. Any obligation to satisfy the related residual contract liabilities may have an adverse effect on Linde’s cash flows.

Investing

Net cash used for investing of $2,498 million for the six months ended June 30, 2023 increased $991 million versus 2022, due to higher acquisitions, net of cash acquired and higher capital expenditures.

Capital expenditures for the six months ended June 30, 2023 were $1,688 million, $213 million higher than the prior year due primarily to investments in new plant and production equipment for operating and growth requirements.

At June 30, 2023, Linde's sale of gas backlog of large projects under construction was approximately $4.4 billion. This represents the total estimated capital cost of large plants under construction.

Acquisitions, net of cash acquired for the six months ended June 30, 2023 and 2022 were $834 million and $49 million, respectively, and related primarily to the acquisition of nexAir in the Americas (see Note 13 to the condensed consolidated financial statements).

Divestitures, net of cash divested and asset sales for the six months ended June 30, 2023 and 2022 were $24 million and $17 million, respectively.

Financing

Cash used for financing activities was $3,656 million for the six months ended June 30, 2023 as compared to $1,759 million for the six months ended June 30, 2022. Cash used for debt was $642 million in 2023 versus cash provided by debt of $2,760 million in 2022, driven primarily by lower commercial paper borrowings and lower net debt issuances in 2023. In February 2023, Linde repaid $500 million of 2.70% notes that became due. In April 2023, Linde repaid €650 million of 2.00% notes and £300 million of 5.875% notes that became due. In June 2023, Linde issued €500 million of 3.625% notes due in 2025, €750 million of 3.375% notes due in 2029 and €650 million of 3.625% notes due in 2034.

Net purchases of ordinary shares were $1,746 million in 2023 versus $3,307 million in 2022. On February 28, 2022, the company’s Board of Directors approved the additional repurchase of $10.0 billion of its ordinary shares. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends of $1,246 million increased $69 million from 2022 driven primarily by a 9% increase in quarterly dividends per share from $1.17 per share to $1.275 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $22 million for the six months ended June 30, 2023 versus cash used of $35 million for the respective 2022 period.

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world. The company had $3.4 billion of cash as of June 30, 2023, and has a $5 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreements as of June 30, 2023. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted Operating Profit and Operating Margin
Reported operating profit	$2,011	$589	$3,944	$2,069
Add: Other charges	22	993	40	989
Add: Purchase accounting impacts - Linde AG (c)	253	406	508	835
Total adjustments	275	1,399	548	1,824
Adjusted operating profit	$2,286	$1,988	$4,492	$3,893

Reported percentage change	241%	(48)%	91%	(12)%
Adjusted percentage change	15%	8%	15%	10%

Reported sales	$8,204	$8,457	$16,397	$16,668

Reported operating margin	24.5%	7.0%	24.1%	12.4%
Adjusted operating margin	27.9%	23.5%	27.4%	23.4%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$960	$1,091	$1,908	$2,203
Less: Purchase accounting impacts - Linde AG (c)	(251)	(401)	(501)	(819)
Adjusted depreciation and amortization	$709	$690	$1,407	$1,384

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$(27)	$(36)	$(32)	$(24)
Less: Purchase accounting impacts - Linde AG (c)	(2)	(5)	(7)	(16)
Adjusted Other Income (Expense) - net	$(25)	$(31)	$(25)	$(8)

Adjusted Interest Expense - Net
Reported interest expense - net	$52	$5	$89	$14
Add: Purchase accounting impacts - Linde AG (c)	4	9	13	19
Adjusted interest expense - net	$56	$14	$102	$33

Adjusted Income Taxes (a)
Reported income taxes	$438	$286	$868	$655
Add: Purchase accounting impacts - Linde AG (c)	67	108	124	216
Add: Other charges	34	104	79	101
Total adjustments	101	212	203	317
Adjusted income taxes	$539	$498	$1,071	$972

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$2,004	$646	$3,945	$2,181
Add: Purchase accounting impacts - Linde AG (c)	249	397	495	816
Add: Other charges	22	993	40	989
Total adjustments	271	1,390	535	1,805
Adjusted income before income taxes and equity investments	$2,275	$2,036	$4,480	$3,986

Reported Income taxes	$438	$286	$868	$655
Reported effective tax rate	21.9%	44.3%	22.0%	30.0%

Adjusted income taxes	$539	$498	$1,071	$972
Adjusted effective tax rate	23.7%	24.5%	23.9%	24.4%

Income from Equity Investments
Reported income from equity investments	$46	$50	$87	$94
Add: Purchase accounting impacts - Linde AG (c)	18	19	36	39
Adjusted income from equity investments	$64	$69	$123	$133

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(37)	$(38)	$(73)	$(74)
Add: Purchase accounting impacts - Linde AG (c)	(3)	(3)	(6)	(7)
Adjusted noncontrolling interests	$(40)	$(41)	$(79)	$(81)

Adjusted Net Income - Linde plc (b)
Reported net income - Linde plc	$1,575	$372	$3,091	$1,546
Add: Other charges	(12)	889	(39)	888
Add: Purchase accounting impacts - Linde AG (c)	197	305	401	632
Total adjustments	185	1,194	362	1,520
Adjusted net income - Linde plc	$1,760	$1,566	$3,453	$3,066

Adjusted Diluted EPS (b)
Reported diluted EPS	$3.19	$0.74	$6.25	$3.04
Add: Other charges	(0.02)	1.76	(0.08)	1.75
Add: Purchase accounting impacts - Linde AG (c)	0.40	0.60	0.81	1.24
Total adjustments	0.38	2.36	0.73	2.99
Adjusted diluted EPS	$3.57	$3.10	$6.98	$6.03

Reported percentage change	331%	(54)%	106%	(12)%
Adjusted percentage change	15%	15%	16%	16%

Adjusted EBITDA and % of Sales
Net Income - Linde plc	$1,575	$372	$3,091	$1,546
Add: Noncontrolling interests	37	38	73	74
Add: Net pension and OPEB cost (benefit), excluding service cost	(45)	(62)	(90)	(126)
Add: Interest expense	52	5	89	14
Add: Income taxes	438	286	868	655
Add: Depreciation and amortization	960	1,091	1,908	2,203
EBITDA	$3,017	$1,730	$5,939	$4,366
Add: Other charges	22	993	40	989
Add: Purchase accounting impacts - Linde AG (c)	20	23	43	54
Total adjustments	42	1,016	83	1,043
Adjusted EBITDA	$3,059	$2,746	$6,022	$5,409

Reported sales	$8,204	$8,457	$16,397	$16,668
% of sales
EBITDA	36.8%	20.5%	36.2%	26.2%
Adjusted EBITDA	37.3%	32.5%	36.7%	32.5%

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

	June 30, 2023	December 31, 2022
(Millions of dollars)
Debt	$17,490	$17,914
Less: cash and cash equivalents	(3,357)	(5,436)
Net debt	14,133	12,478
Less: purchase accounting impacts - Linde AG	(10)	(22)
Adjusted net debt	$14,123	$12,456

Supplemental Guarantee Information

On May 3, 2023, the company filed a Form S-3 Registration Statement with the SEC ("the Registration Statement").

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

In September 2019, Linde plc provided downstream guarantees of all pre-existing Linde Inc. and Linde Finance notes, and Linde GmbH and Linde Inc., respectively, provided upstream guarantees of Linde plc’s downstream guarantees.

Linde plc has filed a base prospectus with the Luxembourg Stock Exchange for a €10.0 billion debt issuance program, under which Linde plc may offer debt securities. Linde Inc. and Linde GmbH have provided to Linde plc upstream guarantees in relation to debt securities of Linde plc offered under the European debt program.

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

(Millions of dollars)
Statement of Income Data	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022
Sales	$4,026	$8,850
Operating profit	775	1,337
Net income	300	675
Transactions with non-guarantor subsidiaries	1,208	2,241

Balance Sheet Data (at period end)
Current assets (a)	$4,896	$11,478
Long-term assets (b)	13,264	13,949
Current liabilities (c)	9,647	11,767
Long-term liabilities (d)	50,170	48,210

(a) From current assets above, amount due from non-guarantor subsidiaries	$3,034	$7,260
(b) From long-term assets above, amount due from non-guarantor subsidiaries	495	1,982
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,363	1,334
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	34,087	33,268

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended June 30, 2023 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1,2) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1) (Millions)
April 2023	830	$361.66	830	$4,179
May 2023	997	$361.52	997	$3,818
June 2023	682	$368.70	682	$3,567
Second Quarter 2023	2,509	$363.52	2,509	$3,567

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

As of June 30, 2023, the company repurchased $6.4 billion of its ordinary shares pursuant to the 2022 program. As of June 30, 2023, $3.6 billion of share repurchases remain authorized under the 2022 program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On June 15, 2023, Sean Durbin, Executive Vice President, EMEA, adopted a written plan for certain transactions in the Ordinary Shares of Linde plc that is intended to satisfy the affirmative defense conditions of SEC Rule 10b5–1(c) (the “Plan”). The Plan will terminate on May 31, 2024, or earlier if, among other things, all the Ordinary Share transactions have been completed before such date. Under the Plan, Ordinary Shares may be sold if specified minimum market limit sale prices are achieved as follows: (1) 1,810 Ordinary Shares if such shares are acquired pursuant to the vesting and payout of previously granted restricted stock units, (2) 4,200 Ordinary Shares if such shares are acquired pursuant to the vesting and payout of previously granted performance share units, assuming a payout at the target number of units granted (the actual payout, if any, may be more or less than the 4,200 share target payout); and (3) 4,000 Ordinary Shares upon the exercise of a previously granted stock option.

Item 6. Exhibits

(a)	Exhibits

4.1
Amended and Restated Fiscal Agency Agreement, dated May 4, 2023, among Linde plc, as Issuer, and Deutsche Bank Aktiengesellschaft, as Fiscal Agent and Paying Agent (filed as Exhibit 4.6 to Linde plc’s Current Report on Form 8-K dated June 12, 2033, File No. 001-38730, and is incorporated by reference)

4.2
Form of Indenture for Debt Securities between Linde plc, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee ,including form of debt securities and related guarantees (filed as Exhibit 4.2 to Linde plc’s Registration Statement on Form S-3 dated May 3, 2023, and is incorporated by reference)

4.3
Form of Indenture for Debt Securities between Linde Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee ,including form of debt securities and related guarantees, (filed as Exhibit 4.3 to Linde plc’s Registration Statement on Form S-3 dated May 3, 2023, and is incorporated by reference)

4.4
Form of Indenture for Debt Securities between Linde Finance B.V., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including form of debt securities and related guarantees, (filed as Exhibit 4.4 to Linde plc’s Registration Statement on Form S-3 dated May 3, 2023, and is incorporated by reference)

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

Linde plc

(Registrant)

Date: July 27, 2023	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer