Form 10-Q
period 2023-09-30
LINDE PLC
filed 2023-10-26
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At September 30, 2023, 484,890,486 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2023	2022
Sales	$8,155	$8,797
Cost of sales, exclusive of depreciation and amortization	4,314	5,285
Selling, general and administrative	808	770
Depreciation and amortization	959	1,045
Research and development	36	35
Other charges	2	15
Other income (expense) - net	16	(34)
Operating Profit	2,052	1,613
Interest expense - net	40	18
Net pension and OPEB cost (benefit), excluding service cost	(35)	(53)
Income Before Income Taxes and Equity Investments	2,047	1,648
Income taxes	487	391
Income Before Equity Investments	1,560	1,257
Income from equity investments	41	43
Net Income (Including Noncontrolling Interests)	1,601	1,300
Less: noncontrolling interests	(36)	(27)
Net Income – Linde plc	$1,565	$1,273

Per Share Data – Linde plc Shareholders
Basic earnings per share	$3.21	$2.56
Diluted earnings per share	$3.19	$2.54

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	487,122	497,186
Diluted shares outstanding	491,076	501,151

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Sales	$24,552	$25,465
Cost of sales, exclusive of depreciation and amortization	13,061	15,023
Selling, general and administrative	2,463	2,343
Depreciation and amortization	2,867	3,248
Research and development	107	107
Other charges	42	1,004
Other income (expense) - net	(16)	(58)
Operating Profit	5,996	3,682
Interest expense - net	129	32
Net pension and OPEB cost (benefit), excluding service cost	(125)	(179)
Income Before Income Taxes and Equity Investments	5,992	3,829
Income taxes	1,355	1,046
Income Before Equity Investments	4,637	2,783
Income from equity investments	128	137
Net Income (Including Noncontrolling Interests)	4,765	2,920
Less: noncontrolling interests	(109)	(101)
Net Income – Linde plc	$4,656	$2,819

Per Share Data – Linde plc Shareholders
Basic earnings per share	$9.51	$5.62
Diluted earnings per share	$9.43	$5.57

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	489,518	501,743
Diluted shares outstanding	493,567	506,012

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,
	2023	2022
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,601	$1,300

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(772)	(1,769)
Reclassification to net income	—	24
Income taxes	1	2
Translation adjustments	(771)	(1,743)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	(3)	66
Reclassifications to net income	3	24
Income taxes	3	(19)
Funded status - retirement obligations	3	71
Derivative instruments (Note 5):
Current unrealized gain (loss)	(32)	60
Reclassifications to net income	6	(54)
Income taxes	4	(2)
Derivative instruments	(22)	4
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(790)	(1,668)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	811	(368)
Less: noncontrolling interests	(23)	15
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$788	$(353)

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$4,765	$2,920

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(639)	(3,279)
Reclassification to net income	—	(110)
Income taxes	2	(5)
Translation adjustments	(637)	(3,394)
Funded status - retirement obligations (Note 8):
Retirement program remeasurements	(257)	188
Reclassifications to net income	(13)	62
Income taxes	68	(47)
Funded status - retirement obligations	(202)	203
Derivative instruments (Note 5):
Current unrealized gain (loss)	(116)	170
Reclassifications to net income	2	(74)
Income taxes	21	(20)
Derivative instruments	(93)	76
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(932)	(3,115)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	3,833	(195)
Less: noncontrolling interests	(71)	(30)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$3,762	$(225)

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$3,894	$5,436
Accounts receivable - net	4,692	4,559
Contract assets	151	124
Inventories	2,078	1,978
Prepaid and other current assets	922	950
Total Current Assets	11,737	13,047
Property, plant and equipment - net	23,624	23,548
Goodwill	25,955	25,817
Other intangible assets - net	12,092	12,420
Other long-term assets	4,419	4,826
Total Assets	$77,827	$79,658
Liabilities and equity
Accounts payable	$2,750	$2,995
Short-term debt	3,849	4,117
Current portion of long-term debt	922	1,599
Contract liabilities	1,985	3,073
Other current liabilities	4,656	4,695
Total Current Liabilities	14,162	16,479
Long-term debt	13,232	12,198
Other long-term liabilities	10,195	9,594
Total Liabilities	37,589	38,271
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity (Note 11):
Ordinary shares,€0.001 par value, authorized 1,750,000,000 shares, 2023 issued: 490,766,972 ordinary shares; 2022 issued: 552,012,862 ordinary shares	—	1
Additional paid-in capital	39,803	40,005
Retained earnings	7,940	20,541
Accumulated other comprehensive income (loss)	(6,676)	(5,782)
Less: Treasury shares, at cost (2023 – 5,876,486 shares and 2022 – 59,555,235 shares)	(2,169)	(14,737)
Total Linde plc Shareholders’ Equity	38,898	40,028
Noncontrolling interests	1,327	1,346
Total Equity	40,225	41,374
Total Liabilities and Equity	$77,827	$79,658

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$4,656	$2,819
Add: Noncontrolling interests	109	101
Net Income (including noncontrolling interests)	4,765	2,920
Adjustments to reconcile net income to net cash provided by operating activities:
Other charges, net of payments	(91)	909
Depreciation and amortization	2,867	3,248
Deferred income taxes	(172)	(412)
Share-based compensation	102	78
Working capital:
Accounts receivable	(169)	(572)
Inventory	(125)	(300)
Prepaid and other current assets	31	(111)
Payables and accruals	(268)	376
Contract assets and liabilities, net	(4)	369
Pension contributions	(35)	(44)
Long-term assets, liabilities and other	(323)	308
Net cash provided by (used for) operating activities	6,578	6,769
Investing
Capital expenditures	(2,636)	(2,237)
Acquisitions, net of cash acquired	(842)	(110)
Divestitures, net of cash divested and asset sales	34	140
Net cash provided by (used for) investing activities	(3,444)	(2,207)
Financing
Short-term debt borrowings (repayments) - net	(245)	2,229
Long-term debt borrowings	2,123	2,291
Long-term debt repayments	(1,651)	(1,725)
Issuances of ordinary shares	25	24
Purchases of ordinary shares	(2,925)	(4,478)
Cash dividends - Linde plc shareholders	(1,866)	(1,758)
Noncontrolling interest transactions and other	(81)	(62)
Net cash provided by (used for) financing activities	(4,620)	(3,479)
Effect of exchange rate changes on cash and cash equivalents	(56)	(150)
Change in cash and cash equivalents	(1,542)	933
Cash and cash equivalents, beginning-of-period	5,436	2,823
Cash and cash equivalents, end-of-period	$3,894	$3,756

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

2. Other Charges

2023 Other Charges

Other charges were $2 million for the quarter and $42 million for the nine months ended September 30, 2023, respectively. Costs primarily related to severance in the Engineering segment and expenses incurred due to the intercompany reorganization for the nine month period ended September 30, 2023. Other charges for the year-to-date period had an associated income tax benefit of $79 million primarily comprised of a benefit of $124 million related to the resolution of a U.S. income tax audit, partially offset by an accrual of $85 million for the potential settlement of an international income tax matter, both recorded in the first quarter.

The following table summarizes the activities related to the company's pre-tax Other charges for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
(millions of dollars)	Severance costs	Other cost reduction charges	Total cost reduction program related charges	Other charges	Total other charges
Balance, December 31, 2022	$281	$27	$308	$12	$320
2023 Other charges	24	—	24	18	42
Less: Cash payments / receipts	(113)	(1)	(114)	(19)	(133)
Less: Non-cash charges	—	—	—	7	7
Foreign currency translation and other	(9)	—	(9)	—	(9)
Balance, September 30, 2023	$183	$26	$209	$18	$227

2022 Other Charges
Russia-Ukraine Conflict
In response to the Russian invasion of Ukraine, multiple jurisdictions, including Europe and the U.S., have imposed several tranches of economic sanctions on Russia. As a result, Linde reassessed its ability to control its Russian subsidiaries and determined that as of June 30, 2022 it can no longer exercise control over these entities. As such, Linde deconsolidated its Russian gas and engineering business entities as of June 30, 2022. The deconsolidation of the company's Russian gas and engineering business entities resulted in a loss of $787 million ($730 million after tax) during the second quarter of 2022.

The fair value of Linde’s Russian subsidiaries was determined using a probability weighted discounted cash flow model, which resulted in the recognition of a $407 million loss on deconsolidation when compared to the carrying value of the entities. This loss was recorded within other charges in the consolidated statements of income.

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

Other charges related specifically to the Russia-Ukraine conflict were $114 million ($84 million after tax) for the nine months ended September 30, 2022, and were primarily comprised of impairments of assets which are maintained by international entities in support of the Russian business.

Other charges

Other charges were $15 million and $103 million (benefit of $10 million and expense of $63 million, after tax) for the quarter and nine months ended September 30, 2022, respectively, primarily related to the sale of GIST business in the quarter and the impairment of an equity method investment in the EMEA segment.

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

3. Supplemental Information
Receivables

Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,637 million and $4,498 million at September 30, 2023 and December 31, 2022, respectively, and gross receivables aged greater than one year were $346 million and $321 million at September 30, 2023 and December 31, 2022, respectively. Other receivables were $155 million and $145 million at September 30, 2023 and December 31, 2022, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $4,692 million at September 30, 2023 and $4,559 million at December 31, 2022. Allowances for expected credit losses were $446 million at September 30, 2023 and $405 million at December 31, 2022.  Provisions for expected credit losses were $123 million and $112 million for the nine months ended September 30, 2023 and 2022, respectively. The allowance activity in the nine months ended September 30, 2023 and 2022 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	September 30, 2023	December 31, 2022
Inventories
Raw materials and supplies	$598	$567
Work in process	426	368
Finished goods	1,054	1,043
Total inventories	$2,078	$1,978

4. Debt
The following is a summary of Linde's outstanding debt at September 30, 2023 and December 31, 2022:

(Millions of dollars)	September 30, 2023	December 31, 2022
SHORT-TERM
Commercial paper	$3,647	$3,926
Other bank borrowings (primarily non U.S.)	202	191
Total short-term debt	3,849	4,117
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
2.70% Notes due 2023 (c)	—	501
2.00% Euro denominated notes due 2023 (b) (d)	—	699
5.875% GBP denominated notes due 2023 (b) (d)	—	367
1.20% Euro denominated notes due 2024	581	588
1.875% Euro denominated notes due 2024 (b)	318	324
4.800% Notes due 2024	300	299
4.700% Notes due 2025	598	598
2.65% Notes due 2025	399	400
1.625% Euro denominated notes due 2025	527	533
3.625% Euro denominated notes due 2025 (e)	527	—
0.00% Euro denominated notes due 2026	742	751
3.20% Notes due 2026	725	724
3.434% Notes due 2026	198	198
1.652% Euro denominated notes due 2027	86	88
0.25% Euro denominated notes due 2027	792	802
1.00% Euro denominated notes due 2027	530	536
1.00% Euro denominated notes due 2028 (b)	743	749
3.375% Euro denominated notes due 2029 (e)	789	—
1.10% Notes due 2030	697	696
1.90% Euro denominated notes due 2030	109	111
1.375% Euro denominated notes due 2031	794	803
0.55% Euro denominated notes due 2032	788	798
0.375% Euro denominated notes due 2033	523	529
3.625% Euro denominated notes due 2034 (e)	683	—
1.625% Euro denominated notes due 2035	839	849
3.55% Notes due 2042	666	665
2.00% Notes due 2050	296	296
1.00% Euro denominated notes due 2051	722	731
Non U.S. borrowings	172	152
Other	10	10
	14,154	13,797
Less: current portion of long-term debt	(922)	(1,599)
Total long-term debt	13,232	12,198
Total debt	$18,003	$17,914

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)September 30, 2023 and December 31, 2022 included a cumulative $49 million and $56 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 5.
(c)In February 2023, Linde repaid $500 million of 2.70% notes that became due.
(d)In April 2023, Linde repaid €650 million of 2.00% notes and £300 million of 5.875% notes that became due.
(e)In June 2023, Linde issued €500 million of 3.625% notes due in 2025, €750 million of 3.375% notes due in 2029 and €650 million of 3.625% notes due in 2034.

The company maintains a $5 billion and a $1.5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expire December 7, 2027 and December 7, 2023, respectively. There are no financial maintenance covenants contained within the credit agreements. No borrowings were outstanding under the credit agreements as of September 30, 2023.

The weighted-average interest rates of short-term borrowings outstanding were 4.6% and 3.2% as of September 30, 2023 and December 31, 2022, respectively.

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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of September 30, 2023, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2023 and December 31, 2022 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$3,865	$3,056	$30	$13	$21	$7
Forecasted transactions	353	449	7	9	16	9
Cross-currency swaps	4	42	—	—	—	1
Total	$4,222	$3,547	$37	$22	$37	$17
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$264	$323	$4	$6	$2	$5
Commodity contracts	N/A	N/A	3	—	26	4
Interest rate swaps	582	856	—	—	66	70
Total Hedges	$846	$1,179	$7	$6	$94	$79
Total Derivatives	$5,068	$4,726	$44	$28	$131	$96

(a)Amounts as of September 30, 2023 and December 31, 2022 included current assets of $42 million and $24 million which are recorded in prepaid and other current assets; long-term assets of $2 million and $4 million which are recorded in other long-term assets; current liabilities of $59 million and $23 million which are recorded in other current liabilities; and long-term liabilities of $72 million and $73 million which are recorded in other long-term liabilities.

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

Net Investment Hedges

As of September 30, 2023, Linde has €10.7 billion ($11.6 billion) Euro-denominated notes and intercompany loans and ¥4.2 billion ($0.6 billion) CNY-denominated intercompany loans that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred gain recorded within cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $555 million (deferred gain of $356 million and $206 million in the consolidated statement of comprehensive income for the quarter and nine months ended September 30, 2023, respectively).

As of September 30, 2023, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is at a gain of $56 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statements of income.

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

Derivatives' Impact on Consolidated Statements of Income
The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$33	$(52)	$(50)	$(42)
Other balance sheet items	(3)	19	(5)	11
Total	$30	$(33)	$(55)	$(31)

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

The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the nine months ended September 30, 2023 and 2022, respectively. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Assets
Derivative assets	$—	$—	$44	$28	$—	$—
Investments and securities*	20	20	—	—	11	13
Total	$20	$20	$44	$28	11	$13

Liabilities
Derivative liabilities	$—	$—	$131	$96	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At September 30, 2023, the estimated fair value of Linde’s long-term debt portfolio was $12,172 million versus a carrying value of $14,154 million. At December 31, 2022, the estimated fair value of Linde’s long-term debt portfolio was $11,994 million versus a carrying value of $13,797 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

7. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator (Millions of dollars)
Net Income – Linde plc	$1,565	$1,273	$4,656	$2,819
Denominator (Thousands of shares)
Weighted average shares outstanding	486,578	496,691	488,986	501,266
Shares earned and issuable under compensation plans	544	495	532	477
Weighted average shares used in basic earnings per share	487,122	497,186	489,518	501,743
Effect of dilutive securities
Stock options and awards	3,954	3,965	4,049	4,269
Weighted average shares used in diluted earnings per share	491,076	501,151	493,567	506,012
Basic Earnings Per Share	$3.21	$2.56	$9.51	$5.62
Diluted Earnings Per Share	$3.19	$2.54	$9.43	$5.57
There were no antidilutive shares for any period presented.

8. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and nine months ended September 30, 2023 and 2022 are shown below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Amount recognized in Operating Profit
Service cost	$21	$31	$63	$96
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	94	49	280	153
Expected return on plan assets	(132)	(126)	(392)	(394)
Net amortization and deferral	(9)	18	(25)	56
Settlement Charge (a)	12	6	12	6
	(35)	(53)	(125)	(179)
Net periodic benefit cost (benefit)	$(14)	$(22)	$(62)	$(83)
(a) In the third quarters of 2023 and 2022, Linde recorded pension settlement charges of $12 million and $6 million ($10 million and $5 million, after tax), respectively, related to lump sum benefit payments made from a U.S. non-qualified plan.
Components of net periodic benefit expense for other post-retirement plans for the quarter and nine months ended September 30, 2023 and 2022 were not material.
Linde estimates that 2023 required contributions to its pension plans will be in the range of approximately $40 million to $50 million, of which $35 million have been made through September 30, 2023.
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
•At September 30, 2023, the most significant non-income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $115 million. Linde has not recorded any liabilities related to such claims based on management judgment and opinions of outside counsel.
During the first quarter of 2023, the Brazilian Supreme Court issued a decision related to a federal income tax matter that the company previously disclosed as a contingency in Note 17 to the consolidated financial statements of Linde’s 2022 Annual report on Form 10-K. As a result of this decision, the company recorded a reserve based on its best estimate of potential settlement (see Note 2). Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines. CADE imposed a civil fine of R$1.7 billion Brazilian reais ($338 million) on White Martins, the Brazil-based subsidiary of Linde Inc., and R$0.2 billion Brazilian reais ($40 million) on Linde Gases Ltda., the former Brazil-based subsidiary of Linde AG, which was divested to MG Industries GmbH on March 1, 2019 and with respect to which Linde provided a contractual indemnity.
The fine against White Martins and Linde Gases Ltda. was overturned by the Ninth and Seventh Federal Courts of Brasilia, respectively. CADE appealed these decisions, and the Federal Court of Appeals rejected CADE's appeals and confirmed the decision of the Ninth and Seventh Federal Courts of Brasilia. CADE had filed appeals for both subsidiaries with the Superior Court of Justice which were denied. CADE filed subsequent appeals to a panel of the Supreme Court of Justice where a final decision is pending regarding White Martins, but where a final and binding decision was issued in September 2023, whereby the Supreme Court of Justice annulled the fine imposed against Linde Gases Ltda.

Similar to claims against Linde Gases Ltda., White Martins has strong defenses and is confident that it will prevail on appeal and have the fines overturned. Linde strongly believes that the allegations of anticompetitive activity against our Brazilian subsidiary is not supported by valid and sufficient evidence. Linde believes that this decision will not stand up to final judicial review and deems the possibility of cash outflows to be extremely unlikely. No reserves have been recorded as management does not believe that a loss from this case is probable.

•On and after April 23, 2019 former shareholders of Linde AG filed appraisal proceedings at the District Court (Landgericht) Munich I (Germany), seeking an increase of the cash consideration paid in connection with the previously completed cash merger squeeze-out of all of Linde AG’s minority shareholders for €189.46 per share. Any such increase would apply to all 14,763,113 Linde AG shares that were outstanding on April 8, 2019, when the cash merger squeeze-out was completed. The period for plaintiffs to file claims expired on July 9, 2019. The company believes the consideration paid was fair and that the claims are not supported by sufficient evidence, and no reserve has been established. We cannot estimate the timing of resolution.
•On December 30, 2022, the Russian Arbitration Court of the St. Petersburg and Leningrad Region issued an injunction preventing (i) the sale of any shares in Linde’s subsidiaries and joint ventures in Russia, and (ii) the disposal of any of the assets in those entities exceeding 5% of the relevant company’s overall asset value. The injunction was requested by RusChemAlliance (RCA) as a preliminary measure to secure payment of a possible eventual award under an arbitration proceeding RCA intended to file against Linde Engineering for alleged breach of contract under the agreement to build a gas processing plant in Ust Luga, Russia entered into between a consortium of Linde Engineering, Renaissance Heavy Industries LLC, and RCA on July 7, 2021. Performance of the agreement was lawfully suspended by Linde Engineering on May 27, 2022 in compliance with applicable sanctions and in accordance with a decision by the sanctions authority in Germany. On March 1, 2023, RCA filed a claim in St. Petersburg against Linde GmbH for recovery of advance payments under the agreement ("Russian Claim"), and subsequently (i) added Linde and other Linde subsidiaries as defendants, and (ii) is seeking payment of alleged damages from Linde (pursuant to corporate guarantees) and guarantor banks.

On March 4, 2023, in accordance with the dispute resolution provisions of the agreement, Linde GmbH filed a notice of arbitration with the Hong Kong International Arbitration Centre ("HKIAC") against RCA to claim that (i) RCA has no entitlement to payment, (ii) RCA’s Russian claim is in breach of the arbitration agreement, and (iii) RCA must compensate Linde for the losses and damages caused by the injunction. Additionally, Linde GmbH filed for and on March 17, 2023 obtained an anti-suit injunction from a Hong Kong court against RCA directing RCA to seek a stay of the Russian Claim and ordering it to resolve any disputes in accordance with HKIAC arbitration. On September 27, 2023, the anti-suit injunction was confirmed by the same Hong Kong court.

Despite the anti-suit injunction obtained by Linde in Hong Kong, the proceeding in St. Petersburg has not been stayed and RCA is continuing to pursue its claim in Russia.

As of September 30, 2023, Linde has a contingent liability of $1.1 billion recorded in Other long-term liabilities, which represents advance payments previously recorded in contract liabilities as of December 31, 2022 related to terminated engineering projects with RCA. As a result of the contract terminations, Linde no longer has future performance obligations for these projects. Linde deconsolidated its Russian gas and engineering business entities as of June 30, 2022, and the remaining investment value of its Russia subsidiaries is immaterial.
It is difficult to estimate the timing of resolution of this matter. The company intends to vigorously defend its interests in both the injunction and arbitration proceedings.
10. Segments

For a description of Linde plc's operating segments, refer to Note 18 to the consolidated financial statements on Linde plc's 2022 Annual Report on Form 10-K.
The table below presents sales and operating profit information about reportable segments and Other for the quarter and nine months ended September 30, 2023 and 2022.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
SALES(a)
Americas	$3,629	$3,694	$10,721	$10,453
EMEA	2,105	2,125	6,442	6,417
APAC	1,639	1,660	4,920	4,913
Engineering	467	828	1,502	2,200
Other	315	490	967	1,482
Total sales	$8,155	$8,797	$24,552	$25,465

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
SEGMENT OPERATING PROFIT
Americas	$1,074	$974	$3,169	$2,788
EMEA	634	465	1,871	1,504
APAC	459	429	1,354	1,254
Engineering	116	150	372	398
Other	23	(8)	32	(41)
Segment operating profit	2,306	2,010	6,798	5,903
Other charges (Note 2)	(2)	(15)	(42)	(1,004)
Purchase accounting impacts - Linde AG	(252)	(382)	(760)	(1,217)
Total operating profit	$2,052	$1,613	$5,996	$3,682

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were $417 million and $1,046 million for the quarter and nine months ended September 30, 2023, respectively, and $251 million and $728 million for the respective 2022 periods.

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
A summary of the changes in total equity for the quarter and nine months ended September 30, 2023 and 2022 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2023			2022
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$39,911	$1,324	$41,235	$39,674	$1,353	$41,027
Net income (a)	1,565	36	1,601	1,273	27	1,300
Other comprehensive income (loss)	(777)	(13)	(790)	(1,628)	(40)	(1,668)
Noncontrolling interests:
Additions (reductions)	—	(1)	(1)	—	(7)	(7)
Dividends and other capital changes	—	(19)	(19)	—	(35)	(35)
Dividends to Linde plc ordinary share holders ($1.275 per share in 2023 and $1.17 per share in 2022)	(620)	—	(620)	(581)	—	(581)
Issuances of ordinary shares:
For employee savings and incentive plans	(19)	—	(19)	7	—	7
Purchases of ordinary shares	(1,198)	—	(1,198)	(1,144)	—	(1,144)
Share-based compensation	36	—	36	27	—	27
Balance, end of period	$38,898	$1,327	$40,225	$37,628	$1,298	$38,926

	Nine Months Ended September 30,
(Millions of dollars)	2023			2022
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$40,028	$1,346	$41,374	$44,035	$1,393	$45,428
Net income (a)	4,656	109	4,765	2,819	101	2,920
Other comprehensive income (loss)	(894)	(38)	(932)	(3,046)	(69)	(3,115)
Noncontrolling interests:
Additions (reductions)	(11)	(6)	(17)	—	(56)	(56)
Dividends and other capital changes	—	(84)	(84)	—	(71)	(71)
Dividends to Linde plc ordinary share holders ($3.83 per share in 2023 and $3.51 per share in 2022)	(1,866)	—	(1,866)	(1,758)	—	(1,758)
Issuances of ordinary shares:
For employee savings and incentive plans	(117)	—	(117)	(32)	—	(32)
Purchases of ordinary shares	(3,000)	—	(3,000)	(4,468)	—	(4,468)
Share-based compensation	102	—	102	78	—	78
Balance, end of period	$38,898	$1,327	$40,225	$37,628	$1,298	$38,926

(a) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarter and nine months ended September 30, 2023 and 2022 and which is not part of total equity.

The components of Accumulated other comprehensive income (loss) are as follows:

	September 30,	December 31,
(Millions of dollars)	2023	2022
Cumulative translation adjustment - net of taxes:
Americas	$(3,767)	$(3,942)
EMEA	(1,433)	(1,249)
APAC	(1,486)	(835)
Engineering	(320)	(241)
Other	623	483
	(6,383)	(5,784)
Derivatives - net of taxes	(31)	62
Pension / OPEB (net of $14 million tax benefit and $54 million tax obligation at September 30, 2023 and December 31, 2022, respectively)	(262)	(60)
	$(6,676)	$(5,782)

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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $151 million and $124 million at September 30, 2023 and December 31, 2022, respectively. Total contract liabilities are $2,945 million at September 30, 2023 (current of $1,985 million and $960 million within other long-term liabilities in the condensed consolidated balance sheets). As of September 30, 2023, Linde has approximately $498 million recorded in contract liabilities related to engineering projects in Russia subject to sanctions. Total contract liabilities were $3,986 million at December 31, 2022 (current contract liabilities of $3,073 million and $913 million within other long-term liabilities in the condensed consolidated balance sheets). The decrease in contract liabilities is primarily related to a reclassification of contract liabilities to a contingent liability in other long-term liabilities associated with an engineering project in Russia (see Note 9). Revenue recognized for the nine months ended September 30, 2023 that was included in the contract liability at December 31, 2022 was $760 million. Contract assets and liabilities primarily relate to the Engineering business.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarter and nine months ended September 30, 2023 and September 30, 2022.

(Millions of dollars)	Quarter Ended September 30, 2023
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,131	$685	$564	$—	$53	$2,433	30%
On-Site	843	473	651	—	—	1,967	24%
Packaged Gas	1,599	936	352	—	8	2,895	35%
Other	56	11	72	467	254	860	11%
Total	$3,629	$2,105	$1,639	$467	$315	$8,155	100%

(Millions of dollars)	Quarter Ended September 30, 2022
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$986	$620	$593	$—	$43	$2,242	25%
On-Site	1,178	651	605	—	—	2,434	28%
Packaged Gas	1,478	841	403	—	21	2,743	31%
Other	52	13	59	828	426	1,378	16%
Total	$3,694	$2,125	$1,660	$828	$490	$8,797	100%

(Millions of dollars)	Nine Months Ended September 30, 2023
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$3,268	$2,089	$1,685	$—	$161	$7,203	29%
On-Site	2,403	1,504	1,972	—	—	5,879	24%
Packaged Gas	4,875	2,810	1,072	—	40	8,797	36%
Other	175	39	191	1,502	766	2,673	11%
Total	$10,721	$6,442	$4,920	$1,502	$967	$24,552	100%

(Millions of dollars)	Nine Months Ended September 30, 2022
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$2,801	$1,868	$1,671	$—	$122	$6,462	25%
On-Site	3,110	1,892	1,891	—	—	6,893	27%
Packaged Gas	4,383	2,616	1,153	—	37	8,189	32%
Other	159	41	198	2,200	1,323	3,921	15%
Total	$10,453	$6,417	$4,913	$2,200	$1,482	$25,465	100%

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
Preliminary Allocation of Purchase Price
The acquisition of nexAir, LLC was accounted for as a business combination. Following the acquisition date, 100% of nexAir, LLC's results were consolidated in the Americas business segment. Linde's quarter and nine months ended September 30, 2023 consolidated income statement includes sales of $102 million and $306 million, respectively, related to nexAir, LLC. Pro forma results for 2022 have not been included as the impact of the acquisition is not material to the consolidated statements of income.
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

Consolidated Results
The following table provides summary information for the quarters and nine months ended September 30, 2023 and 2022. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars, except per share data)	2023	2022	Variance	2023	2022	Variance
Sales	$8,155	$8,797	(7)%	$24,552	$25,465	(4)%
Cost of sales, exclusive of depreciation and amortization	$4,314	$5,285	(18)%	$13,061	$15,023	(13)%
As a percent of sales	52.9%	60.1%		53.2%	59.0%
Selling, general and administrative	$808	$770	5%	$2,463	$2,343	5%
As a percent of sales	9.9%	8.8%		10.0%	9.2%
Depreciation and amortization	$959	$1,045	(8)%	$2,867	$3,248	(12)%
Other charges (b)	$2	$15	(87)%	$42	$1,004	(96)%
Other income (expense) - net	$16	$(34)	147%	$(16)	$(58)	72%
Operating profit	$2,052	$1,613	27%	$5,996	$3,682	63%
Operating margin	25.2%	18.3%		24.4%	14.5%
Interest expense - net	$40	$18	122%	$129	$32	303%
Net pension and OPEB cost (benefit), excluding service cost	$(35)	$(53)	(34)%	$(125)	$(179)	(30)%
Effective tax rate	23.8%	23.7%		22.6%	27.3%
Income from equity investments	$41	$43	(5)%	$128	$137	(7)%
Noncontrolling interests	$(36)	$(27)	33%	$(109)	$(101)	8%
Net Income – Linde plc	$1,565	$1,273	23%	$4,656	$2,819	65%
Diluted earnings per share	$3.19	$2.54	26%	$9.43	$5.57	69%
Diluted shares outstanding	491,076	501,151	(2)%	493,567	506,012	(2)%
Number of employees	66,442	65,293	2%	66,442	65,293	2%
Adjusted Amounts (a)
Operating profit	$2,306	$2,010	15%	$6,798	$5,903	15%
Operating margin	28.3%	22.8%		27.7%	23.2%
Effective tax rate	23.7%	25.0%		23.8%	24.6%
Net Income – Linde plc	$1,783	$1,555	15%	$5,236	$4,621	13%
Diluted earnings per share	$3.63	$3.10	17%	$10.61	$9.13	16%
Other Financial Data (a)
EBITDA	$3,052	$2,701	13%	$8,991	$7,067	27%
As percent of sales	37.4%	30.7%		36.6%	27.8%
Adjusted EBITDA	$3,074	$2,739	12%	$9,096	$8,148
As percent of sales	37.7%	31.1%		37.0%	32.0%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
(b) See Note 2 to the condensed consolidated financial statements.

Reported
In the third quarter of 2023, Linde's sales were $8,155 million, $642 million below prior year. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, decreased sales by 6% in the quarter, with minimal impact on operating profit. Engineering decreased sales by 4% in the quarter. Volumes decreased sales by 2% in the quarter versus the 2022 respective period. Divestitures, net of acquisitions, decreased sales by 1% in the quarter, primarily due to the divestment of the GIST business, partially offset by the nexAir, LLC acquisition. The aforementioned drivers were partially offset by 5% higher price attainment and 1% favorable currency impacts during the quarter.

Reported operating profit for the third quarter of 2023 of $2,052 million, or 25.2% of sales, was 27% above prior year. The reported year-over-year increase was primarily driven by higher pricing, productivity initiatives and lower depreciation and amortization driven by merger related intangible assets, which more than offset adverse impacts from cost inflation and lower volumes. The reported effective tax rate ("ETR") was 23.8% in the third quarter 2023 versus 23.7% in the third quarter 2022. Diluted earnings per share ("EPS") was $3.19, or 26% above EPS of $2.54 in the third quarter of 2022, primarily due to higher net income - Linde plc and lower diluted shares outstanding.

Adjusted
In the third quarter of 2023, adjusted operating profit of $2,306 million, or 28.3% of sales, was 15% higher as compared to the respective 2022 period, driven by higher pricing, and productivity initiatives, partially offset by cost inflation and lower volumes. The adjusted ETR was 23.7% in the third quarter 2023 versus 25.0% in the 2022 quarter, primarily due to higher tax benefits from share based compensation and favorable jurisdictional mix. On an adjusted basis, EPS was $3.63, 17% above the 2022 adjusted EPS of $3.10, driven by higher adjusted net income - Linde plc and lower diluted shares outstanding.
Outlook

Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended September 30, 2023 vs. 2022	Nine Months Ended September 30, 2023 vs. 2022
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(2)%	(2)%
Price/Mix	5%	7%
Cost pass-through	(6)%	(4)%
Currency	1%	(1)%
Acquisitions/divestitures	(1)%	(1)%
Engineering	(4)%	(3)%
	(7)%	(4)%

Sales
Sales decreased $642 million or 7% for the third quarter of 2023 and decreased $913 million or 4% for nine months ended September 30, 2023 versus the respective 2022 periods. Cost pass-through decreased sales by 6% in the quarter and 4% in the year-to-date period, with minimal impact on operating profit. Engineering decreased sales by 4% in the quarter and 3% in the year-to-date period. Volumes decreased sales by 2% in the quarter and year-to-date period versus the respective 2022 periods, primarily driven by the metals and mining end market.. The impact of divestitures, net of acquisitions decreased sales by 1% in the quarter and year-to-date period. Currency translation increased sales by 1% in the quarter, driven by the strengthening of the Euro and Brazilian real, and decreased 1% in the year-to-date period, driven by the weakening of the Euro, Chinese yuan, British pound and Australian dollar against the U.S. dollar. Higher pricing across all geographic segments contributed 5% to sales in the quarter and 7% in the year-to-date period.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization decreased $971 million, or 18%, for the third quarter of 2023 and decreased $1,962 million, or 13% for the nine months ended September 30, 2023 primarily due to lower cost pass-through and volumes, the net impact of acquisitions and divestitures and productivity gains which more than offset cost inflation. Cost of sales, exclusive of depreciation and amortization was 52.9% and 53.2% of sales, respectively, for the third quarter and nine months ended September 30, 2023 versus 60.1% and 59.0% for the respective 2022 periods. The decrease as a percentage of sales in the quarter and for the nine months ended September 30, 2023 was primarily due to higher pricing and lower cost pass-through.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $38 million, or 5%, for the third quarter of 2023 and increased $120 million or 5% for the nine months ended September 30, 2023. SG&A was 9.9% of third quarter sales and 10.0% of the sales for the nine months ended September 30, 2023 versus 8.8% and 9.2% for the respective 2022 periods. Currency impacts increased SG&A by $11 million in the quarter and decreased SG&A by $13 million for the nine months ended September 30, 2023. Excluding currency impacts, underlying SG&A increased in the third quarter and the nine months ended September 30, 2023 primarily due to the acquisition of nexAir.
Depreciation and amortization
Reported depreciation and amortization expense decreased $86 million, or 8%, for the third quarter of 2023 and decreased $381 million, or 12%, for the nine months ended September 30, 2023. The decrease is related primarily to lower depreciation and amortization of intangible assets acquired in the merger.
On an adjusted basis, depreciation and amortization increased $42 million, for the third quarter of 2023 and increased $65 million for the year-to-date period. Currency impacts increased depreciation and amortization by $9 million in the quarter and decreased $19 million for the nine months ended September 30, 2023. Excluding currency, underlying depreciation and amortization increased due to the net impact of acquisitions and new project start ups.
Other charges
Other charges were $2 million and $42 million for the third quarter and nine months ended September 30, 2023, respectively, and $15 million and $1,004 million for the respective 2022 periods. For the nine months ended September 30, 2023 the costs primarily related to severance in the Engineering segment and expenses incurred due to the intercompany reorganization. For the nine months ended September, 2022 charges related primarily to the deconsolidation and impairment of Russian subsidiaries resulting from the ongoing war in Ukraine and related sanctions (see Note 2 to the condensed consolidated financial statements).

On an adjusted basis, these benefits and costs have been excluded in both periods.
Operating profit
On a reported basis, operating profit increased $439 million, or 27%, for the third quarter of 2023 and increased $2,314 million, or 63%, for the nine months ended September 30, 2023. The increase in the quarter was primarily due to higher pricing, savings from productivity initiatives, and lower depreciation and amortization driven by merger related intangible assets in 2023. The increase in the year to date period was primarily driven by Russia-Ukraine conflict and other charges recorded in the third quarter of 2022 and included higher pricing, savings from productivity initiatives, and lower depreciation and amortization driven by merger related intangible assets. These increases more than offset the adverse impacts of cost inflation and lower volumes in the third quarter and year-to-date period of 2023.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as other charges, operating profit increased $296 million, or 15% in the third quarter of 2023 and increased $895 million, or 15% for the nine months ended September 30, 2023. Operating profit growth was driven by higher pricing and productivity initiatives, which more than offset the effects of cost inflation and lower volumes during the periods. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net increased $22 million for the third quarter of 2023 and increased $97 million for the nine months ended September 30, 2023. On an adjusted basis, interest expense increased $16 million for the third quarter of 2023 and increased $85 million for the nine months ended September 30, 2023 versus the respective 2022 periods. The increase in both periods was driven primarily by higher interest rates on short-term debt.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost were benefits of $35 million and $125 million for the quarter and nine months ended September 30, 2023, respectively, versus $53 million and $179 million for the respective 2022 periods. The decrease in benefit primarily relates to higher interest cost reflective of the higher discount rate environment year-over-year.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter and nine months ended September 30, 2023 was 23.8% and 22.6%, respectively, versus 23.7% and 27.3% for the respective 2022 periods. The decrease in the year-to-date rate is primarily related to a net decrease in the Company's uncertain tax positions, a tax refund related to a prior period and the absence of the net unfavorable tax expense resulting from the Russia deconsolidation in 2022 (see Note 2 to the condensed consolidated financial statements) and higher tax benefits from share based compensation.
On an adjusted basis, the ETR for the quarter and nine months ended September 30, 2023 was 23.7% and 23.8%, respectively, versus 25.0% and 24.6% for the respective 2022 periods. The decrease in the quarter rate is primarily due to higher tax benefits from share based compensation and favorable jurisdictional mix. The decrease in the year-to-date rate is primarily due to higher tax benefits from share based compensation.
Income from equity investments
Reported income from equity investments for the third quarter of 2023 and nine months ended September 30, 2023 was $41 million and $128 million, respectively, versus $43 million and $137 million for the respective 2022 periods.
On an adjusted basis, income from equity investments for the third quarter and nine months ended September 30, 2023 was $59 million and $182 million, respectively, versus $61 million and $194 million in the respective 2022 periods.
Noncontrolling interests
At September 30, 2023, noncontrolling interests consisted primarily of non-controlling shareholders' investments in APAC (primarily China).
Reported noncontrolling interests income increased $9 million for the third quarter of 2023 and $8 million for the nine months ended September 30, 2023, from the respective 2022 periods.
Net Income – Linde plc
Reported net income - Linde plc increased $292 million, or 23%, for the third quarter of 2023 and increased $1,837 million, or 65% for the nine months ended September 30, 2023 versus the respective 2022 periods.

On an adjusted basis, which excludes the impacts of purchase accounting and other charges, net income - Linde plc increased $228 million, or 15%, for the quarter and increased $615 million, or 13%, for the nine months ended September 30, 2023 versus the respective 2022 periods.
On both a reported and adjusted basis, the increase was driven by higher operating profit.
Diluted earnings per share
Reported diluted earnings per share increased $0.65, or 26%, for the third quarter of 2023 and increased $3.86, or 69%, for the nine months ended September 30, 2023 versus the comparable 2022 periods.
On an adjusted basis, diluted EPS increased $0.53, or 17%, for the third quarter of 2023 and increased $1.48, or 16% versus the respective 2022 periods.
The increase on both a reported and adjusted basis is primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at September 30, 2023 was 66,442, an increase of 1,149 employees from September 30, 2022, driven primarily by the acquisition of nexAir.
Other Financial Data
EBITDA was $3,052 million for the third quarter of 2023 as compared to $2,701 million in the respective 2022 period. EBITDA was $8,991 million for the nine months ended September 30, 2023 as compared to $7,067 million in the respective 2022 period. The increase in both periods was driven by higher net income - Linde plc versus prior year.
Adjusted EBITDA increased to $3,074 million for the third quarter 2023 from $2,739 million in the respective 2022 period. Adjusted EBITDA was $9,096 million for the nine months ended September 30, 2023 as compared to $8,148 million in the respective 2022 period. The higher EBITDA was primarily due to higher net income - Linde plc versus the respective prior period.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive losses for the third quarter and nine months ended September 30, 2023 were $790 million and $932 million, respectively. The loss in the quarter resulted primarily from currency translation adjustments of $771 million. The loss during the nine months ended September 30, 2023 resulted primarily from unfavorable currency translation adjustments of $637 million and $202 million associated with retirement programs. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 11 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statements of Income.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
SALES
Americas	$3,629	$3,694	(2)%	$10,721	$10,453	3%
EMEA	2,105	2,125	(1)%	6,442	6,417	—%
APAC	1,639	1,660	(1)%	4,920	4,913	—%
Engineering	467	828	(44)%	1,502	2,200	(32)%
Other	315	490	(36)%	967	1,482	(35)%
Total sales	$8,155	$8,797	(7)%	$24,552	$25,465	(4)%

SEGMENT OPERATING PROFIT
Americas	$1,074	$974	10%	$3,169	$2,788	14%
EMEA	634	465	36%	1,871	1,504	24%
APAC	459	429	7%	1,354	1,254	8%
Engineering	116	150	(23)%	372	398	(7)%
Other	23	(8)	388%	32	(41)	178%
Segment operating profit	$2,306	$2,010	15%	$6,798	$5,903	15%
Reconciliation to reported operating profit:
Other charges (Note 2)	(2)	(15)		(42)	(1,004)
Purchase accounting impacts - Linde AG	(252)	(382)		(760)	(1,217)
Total operating profit	$2,052	$1,613		$5,996	$3,682

Americas

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
Sales	$3,629	$3,694	(2)%	$10,721	$10,453	3%

Operating profit	$1,074	$974	10%	$3,169	$2,788	14%
As a percent of sales	29.6%	26.4%		29.6%	26.7%

	Quarter Ended September 30, 2023 vs. 2022	Nine Months Ended September 30, 2023 vs. 2022
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(2)%	(1)%
Price/Mix	5%	6%
Cost pass-through	(8)%	(5)%
Currency	—%	—%
Acquisitions/divestitures	3%	3%
	(2)%	3%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.

Sales
Sales for the Americas segment decreased $65 million, or 2%, in the third quarter and increased $268 million, or 3% for the nine months ended September 30, 2023 versus the respective 2022 periods. Higher pricing contributed 5% to sales in the quarter and 6% in the year-to-date period. The impact of net acquisitions increased sales by 3% in the third quarter and nine months ended September 30, 2023, primarily due to the acquisition of nexAir, LLC (See Note 13 to the condensed consolidated financial statements). Cost pass-through decreased sales by 8% for the third quarter and 5% for the nine months ended September 30, 2023, with minimal impact on operating profit. Volumes decreased sales by 2% for the third quarter and decreased 1% for the nine months ended September 30, 2023 driven primarily by the electronics and metals and mining end markets.
Operating profit
Operating profit in the Americas segment increased $100 million, or 10%, in the third quarter and increased $381 million, or 14% for the nine months ended September 30, 2023 versus the respective 2022 periods, driven primarily by higher pricing, acquisitions and continued productivity initiatives which more than offset cost inflation and lower volumes during the quarter and year-to-date period.
EMEA

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
Sales	$2,105	$2,125	(1)%	$6,442	$6,417	—%

Operating profit	$634	$465	36%	$1,871	$1,504	24%
As a percent of sales	30.1%	21.9%		29.0%	23.4%

	Quarter Ended September 30, 2023 vs. 2022	Nine Months Ended September 30, 2023 vs. 2022
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(4)%	(4)%
Price/Mix	6%	10%
Cost pass-through	(9)%	(4)%
Currency	6%	—%
Acquisitions/divestitures	—%	(2)%
	(1)%	—%
The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, United Kingdom, France, the Republic of South Africa and Sweden.

Sales
EMEA segment sales decreased by $20 million, or 1%, in the third quarter and increased $25 million for the nine months ended September 30, 2023 as compared to the respective 2022 periods. Higher price attainment increased sales by 6% in the quarter and 10% in the year-to-date period. Volumes decreased sales by 4% in the quarter and year-to-date period led by the chemicals and energy end market. Cost pass-through decreased sales by 9% in the quarter and 4% in the year-to-date period, with minimal impact on operating profit. Currency translation increased sales by 6% in the quarter and was flat in the year-to-date period, due largely to the strengthening of the Euro and British pound against the U.S. Dollar. The impact of net divestitures was flat in the quarter and decreased sales by 2% year-to-date period, primarily due to the deconsolidation of the Russian subsidiaries in June 2022.
Operating Profit
Operating profit for the EMEA segment increased by $169 million, or 36%, in the third quarter and increased by $367 million, or 24% for the nine months ended September 30, 2023, as compared to the respective 2022 periods. The increase in operating profit in the quarter and year-to-date period was driven primarily by higher pricing and continued productivity initiatives, partially offset by cost inflation, lower volumes and divestitures.
APAC

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
Sales	$1,639	$1,660	(1)%	$4,920	$4,913	—%

Operating profit	$459	$429	7%	$1,354	$1,254	8%
As a percent of sales	28.0%	25.8%		27.5%	25.5%

	Quarter Ended September 30, 2023 vs. 2022	Nine Months Ended September 30, 2023 vs. 2022
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/Equipment	—%	1%
Price/Mix	3%	5%
Cost pass-through	(1)%	(1)%
Currency	(3)%	(5)%
Acquisitions/divestitures	—%	—%
	(1)%	—%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.

Sales
Sales for the APAC segment decreased $21 million, or 1%, in the third quarter and increased $7 million, for the nine months ended September 30, 2023 versus the respective 2022 periods. Higher pricing contributed 3% to sales in the quarter and 5% year-to-date period. Volumes remained flat in the quarter and increased 1% in the year-to-date period including project start-ups in the electronics and chemicals and energy end markets. Currency translation decreased sales by 3% in quarter and 5% year-to-date period, driven primarily by the weakening of the Australian dollar, Indian rupee and Chinese yuan against the U.S. dollar. Cost pass-through decreased sales by 1% in the quarter and year-to-date period.
Operating profit
Operating profit in the APAC segment increased $30 million, or 7%, in the third quarter and increased $100 million, or 8% in the nine months ended September 30, 2023 versus the respective 2022 periods, driven by higher pricing and continued productivity initiatives which more than offset the impact of currency and cost inflation during the quarter and year-to-date period.
Engineering

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
Sales	$467	$828	(44)%	$1,502	$2,200	(32)%

Operating profit	$116	$150	(23)%	$372	$398	(7)%
As a percent of sales	24.8%	18.1%		24.8%	18.1%

	Quarter Ended September 30, 2023 vs. 2022	Nine Months Ended September 30, 2023 vs. 2022
	% Change	% Change
Factors Contributing to Changes - Sales
Currency	3%	—%
Other	(47)%	(32)%
	(44)%	(32)%
Sales
Engineering segment sales decreased $361 million in the third quarter and decreased $698 million in the nine months ended September 30, 2023 as compared to the respective 2022 periods. The decrease in both periods were driven primarily by project timing.

Projects for Russia that were sanctioned and have been wound down represented $48 million and $135 million of the Engineering segment sales during the third quarter and nine months ended September 30, 2023, respectively, and $123 million and $773 million during the respective 2022 periods.

Operating profit
Engineering segment operating profit decreased, $34 million in the third quarter and decreased $26 million in the nine months ended September 30, 2023 as compared to the respective 2022 periods. The decline from lower sales was partially offset by higher margin on wind down of projects subject to sanctions in Russia in both the quarter and year-to-date period.

Other

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
Sales	$315	$490	(36)%	$967	$1,482	(35)%

Operating profit (loss)	$23	$(8)	388%	$32	$(41)	178%
As a percent of sales	7.3%	(1.6)%		3.3%	(2.8)%

	Quarter Ended September 30, 2023 vs. 2022	Nine Months Ended September 30, 2023 vs. 2022
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/price	(1)%	3%
Currency	1%	—%
Acquisitions/divestitures	(36)%	(38)%
	(36)%	(35)%

Other consists of corporate costs and a few smaller businesses including Surface Technologies and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.

Sales
Sales for Other decreased $175 million for the third quarter and decreased $515 million for the nine months ended September 30, 2023 versus the respective 2022 periods. The impact of net divestitures decreased sales by 36% in the quarter and 38% year-to-date period versus the respective 2022 periods, primarily due to sale of GIST business in third quarter of 2022. Underlying sales decreased 1% due to lower volumes partially offset by higher pricing in the quarter and increased 3% in the year-to-date period, driven primarily by price in the coatings and global helium businesses. Currency translation impacts increased sales by 1% in the quarter and were flat in the year-to-date period.
Operating profit
Operating profit in Other increased $31 million, or 388% in the third quarter and increased $73 million, or 178% in the nine months ended September 30, 2023 versus the respective 2022 periods. The increase in the quarter and year-to-date period was driven primarily by higher pricing and lower corporate costs which more than offset the impact of divestitures.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2023 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2023	2022	2023	2022
Euro	19%	0.92	0.94	0.94	0.93
Chinese yuan	8%	7.03	6.59	7.30	6.90
British pound	5%	0.80	0.79	0.82	0.83
Australian dollar	4%	1.50	1.41	1.55	1.47
Brazilian real	4%	5.00	5.12	5.03	5.28
Canadian dollar	3%	1.35	1.28	1.36	1.36
Korean won	3%	1,301	1,265	1,349	1,266
Mexican peso	3%	17.78	20.25	17.42	19.50
Indian rupee	2%	82.06	77.34	83.04	82.73
South African rand	1%	18.34	15.90	18.92	17.04
Swedish krona	1%	10.59	9.88	10.91	10.43
Thailand bhat	1%	34.51	34.54	36.41	34.61

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine months ended September 30,
	2023	2022
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$4,765	$2,920
Non-cash charges (credits):
Add: Depreciation and amortization	2,867	3,248
Add: Deferred income taxes	(172)	(412)
Add: Share-based compensation	102	78
Add: Other charges, net of payments (a)	(91)	909
Net income adjusted for non-cash charges	7,471	6,743
Less: Working capital	(535)	(238)
Less: Pension contributions	(35)	(44)
Other	(323)	308
Net cash provided by (used for) operating activities	$6,578	$6,769
INVESTING ACTIVITIES
Capital expenditures	(2,636)	(2,237)
Acquisitions, net of cash acquired	(842)	(110)
Divestitures, net of cash divested and asset sales	34	140
Net cash provided by (used for) investing activities	$(3,444)	$(2,207)
FINANCING ACTIVITIES
Debt increase (decrease) - net	227	2,795
Issuances (purchases) of common stock - net	(2,900)	(4,454)
Cash dividends - Linde plc shareholders	(1,866)	(1,758)
Noncontrolling interest transactions and other	(81)	(62)
Net cash provided by (used for) financing activities	$(4,620)	$(3,479)

Effect of exchange rate changes on cash and cash equivalents	$(56)	$(150)
Cash and cash equivalents, end-of-period	$3,894	$3,756

(a) See Note 2 to the condensed consolidated financial statements.

Cash Flow from Operations

Cash provided by operations of $6,578 million for the nine months ended September 30, 2023 decreased $191 million, or 3%, versus 2022. The decrease was driven primarily by higher working capital requirements, including lower inflows from contract liabilities from engineering customer advanced payments and higher cash tax payments. Other charges were $42 million and $1,004 million, for the nine months ended September 30, 2023 and 2022, respectively. 2022 charges related primarily to the deconsolidation and impairment of Russian subsidiaries resulting from the ongoing war in Ukraine and related sanctions. Related Other charges cash outflows were $133 million and $95 million for the nine months ended September 30, 2023 and 2022, respectively.

Linde estimates that total 2023 required contributions to its pension plans will be in the range of approximately $40 million to $50 million, of which $35 million has been made through September 30, 2023.
As of September 30, 2023, Linde has approximately $498 million recorded in contract liabilities within the condensed consolidated balance sheet related to engineering projects in Russia. Any obligation to satisfy the related residual contract liabilities may have an adverse effect on Linde’s cash flows.

Investing

Net cash used for investing of $3,444 million for the nine months ended September 30, 2023 increased $1,237 million versus 2022, due to higher acquisitions, net of cash acquired and higher capital expenditures.

Capital expenditures for the nine months ended September 30, 2023 were $2,636 million, $399 million higher than the prior year due primarily to investments in new plant and production equipment for operating and growth requirements.

At September 30, 2023, Linde's sale of gas backlog of large projects under construction was approximately $4.5 billion. This represents the total estimated capital cost of large plants under construction.

Acquisitions, net of cash acquired for the nine months ended September 30, 2023 and 2022 were $842 million and $110 million, respectively, and related primarily to the acquisition of nexAir in the Americas (see Note 13 to the condensed consolidated financial statements).

Divestitures, net of cash divested and asset sales for the nine months ended September 30, 2023 and 2022 were $34 million and $140 million, respectively. Divestiture proceeds for 2022 included cash received from the sale of the company's GIST business of $184 million, net of cash divested of $75 million, for net proceeds of $109 million.

Financing

Cash used for financing activities was $4,620 million for the nine months ended September 30, 2023 as compared to $3,479 million for the nine months ended September 30, 2022. Cash provided by debt was $227 million in 2023 versus cash provided by debt of $2,795 million in 2022, driven primarily by lower commercial paper borrowings and lower net debt issuances in 2023. In February 2023, Linde repaid $500 million of 2.70% notes that became due. In April 2023, Linde repaid €650 million of 2.00% notes and £300 million of 5.875% notes that became due. In June 2023, Linde issued €500 million of 3.625% notes due in 2025, €750 million of 3.375% notes due in 2029 and €650 million of 3.625% notes due in 2034.

Net purchases of ordinary shares were $2,900 million in 2023 versus $4,454 million in 2022. On October 23, 2023, the company’s Board of Directors approved the additional repurchase of $15.0 billion of its ordinary shares. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends of $1,866 million increased $108 million from 2022 driven primarily by a 9% increase in quarterly dividends per share from $1.17 per share to $1.275 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $81 million for the nine months ended September 30, 2023 versus cash used of $62 million for the respective 2022 period.

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world. The company had $3.9 billion of cash as of September 30, 2023, and has a $5 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreements as of September 30, 2023. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted Operating Profit and Operating Margin
Reported operating profit	$2,052	$1,613	$5,996	$3,682
Add: Other charges	2	15	42	1,004
Add: Purchase accounting impacts - Linde AG (c)	252	382	760	1,217
Total adjustments	254	397	802	2,221
Adjusted operating profit	$2,306	$2,010	$6,798	$5,903

Reported percentage change	27%	25%	63%	1%
Adjusted percentage change	15%	11%	15%	11%

Reported sales	$8,155	$8,797	$24,552	$25,465

Reported operating margin	25.2%	18.3%	24.4%	14.5%
Adjusted operating margin	28.3%	22.8%	27.7%	23.2%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$959	$1,045	$2,867	$3,248
Less: Purchase accounting impacts - Linde AG (c)	(249)	(377)	(750)	(1,196)
Adjusted depreciation and amortization	$710	$668	$2,117	$2,052

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$16	$(34)	$(16)	$(58)
Less: Purchase accounting impacts - Linde AG (c)	(3)	(5)	(10)	(21)
Adjusted Other Income (Expense) - net	$19	$(29)	$(6)	$(37)

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(35)	$(53)	$(125)	$(179)
Add: Pension settlement charges	(12)	(6)	(12)	(6)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(47)	$(59)	$(137)	$(185)

Adjusted Interest Expense - Net
Reported interest expense - net	$40	$18	$129	$32
Add: Purchase accounting impacts - Linde AG (c)	2	8	15	27
Adjusted interest expense - net	$42	$26	$144	$59

Adjusted Income Taxes (a)
Reported income taxes	$487	$391	$1,355	$1,046
Add: Purchase accounting impacts - Linde AG (c)	59	92	183	308
Add: Pension settlement charges	2	1	2	1
Add: Other charges	—	26	79	127
Total adjustments	61	119	264	436
Adjusted income taxes	$548	$510	$1,619	$1,482

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$2,047	$1,648	$5,992	$3,829
Add: Pension settlement charge	12	6	12	6
Add: Purchase accounting impacts - Linde AG (c)	250	374	745	1,190
Add: Other charges	2	15	42	1,004
Total adjustments	264	395	799	2,200
Adjusted income before income taxes and equity investments	$2,311	$2,043	$6,791	$6,029

Reported Income taxes	$487	$391	$1,355	$1,046
Reported effective tax rate	23.8%	23.7%	22.6%	27.3%

Adjusted income taxes	$548	$510	$1,619	$1,482
Adjusted effective tax rate	23.7%	25.0%	23.8%	24.6%

Income from Equity Investments
Reported income from equity investments	$41	$43	$128	$137
Add: Purchase accounting impacts - Linde AG (c)	18	18	54	57
Adjusted income from equity investments	$59	$61	$182	$194

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(36)	$(27)	$(109)	$(101)
Add: Purchase accounting impacts - Linde AG (c)	(3)	(12)	(9)	(19)
Adjusted noncontrolling interests	$(39)	$(39)	$(118)	$(120)

Adjusted Net Income - Linde plc (b)
Reported net income - Linde plc	$1,565	$1,273	$4,656	$2,819
Add: Pension settlement charge	10	5	10	5
Add: Other charges	2	(11)	(37)	877
Add: Purchase accounting impacts - Linde AG (c)	206	288	607	920
Total adjustments	218	282	580	1,802
Adjusted net income - Linde plc	$1,783	$1,555	$5,236	$4,621

Adjusted Diluted EPS (b)
Reported diluted EPS	$3.19	$2.54	$9.43	$5.57
Add: Pension settlement charge	0.02	0.01	0.02	0.01
Add: Other charges	—	(0.02)	(0.07)	1.73
Add: Purchase accounting impacts - Linde AG (c)	0.42	0.57	1.23	1.82
Total adjustments	0.44	0.56	1.18	3.56
Adjusted diluted EPS	$3.63	$3.10	$10.61	$9.13

Reported percentage change	26%	35%	69%	4%
Adjusted percentage change	17%	14%	16%	15%

Adjusted EBITDA and % of Sales
Net Income - Linde plc	$1,565	$1,273	$4,656	$2,819
Add: Noncontrolling interests	36	27	109	101
Add: Net pension and OPEB cost (benefit), excluding service cost	(35)	(53)	(125)	(179)
Add: Interest expense	40	18	129	32
Add: Income taxes	487	391	1,355	1,046
Add: Depreciation and amortization	959	1,045	2,867	3,248
EBITDA	$3,052	$2,701	$8,991	$7,067
Add: Other charges	2	15	42	1,004
Add: Purchase accounting impacts - Linde AG (c)	20	23	63	77
Total adjustments	22	38	105	1,081
Adjusted EBITDA	$3,074	$2,739	$9,096	$8,148

Reported sales	$8,155	$8,797	$24,552	$25,465
% of sales
EBITDA	37.4%	30.7%	36.6%	27.8%
Adjusted EBITDA	37.7%	31.1%	37.0%	32.0%

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

	September 30, 2023	December 31, 2022
(Millions of dollars)
Debt	$18,003	$17,914
Less: cash and cash equivalents	(3,894)	(5,436)
Net debt	14,109	12,478
Less: purchase accounting impacts - Linde AG	(8)	(22)
Adjusted net debt	$14,101	$12,456

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

(Millions of dollars)
Statement of Income Data	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2022
Sales	$5,977	$8,850
Operating profit	1,167	1,337
Net income	298	675
Transactions with non-guarantor subsidiaries	1,852	2,241

Balance Sheet Data (at period end)
Current assets (a)	$4,165	$11,478
Long-term assets (b)	13,008	13,949
Current liabilities (c)	9,513	11,767
Long-term liabilities (d)	56,539	48,210

(a) From current assets above, amount due from non-guarantor subsidiaries	$1,677	$7,260
(b) From long-term assets above, amount due from non-guarantor subsidiaries	452	1,982
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,495	1,334
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	39,714	33,268

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended September 30, 2023 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1,2) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1) (Millions)
July 2023	905	$376.98	905	$3,226
August 2023	997	$380.63	997	$2,846
September 2023	1,264	$377.81	1,264	$2,369
Third Quarter 2023	3,166	$378.46	3,166	$2,369

(1) On February 28, 2022, the company's board of directors approved the repurchase of $10.0 billion of its ordinary shares ("2022 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2022 program has a maximum repurchase amount of 15% of outstanding shares and began on March 1, 2022.

As of September 30, 2023, the company repurchased $7.6 billion of its ordinary shares pursuant to the 2022 program. As of September 30, 2023, $2.4 billion of share repurchases remain authorized under the 2022 program.

(2) On October 23, 2023, the company's board of directors approved the repurchase of $15.0 billion of its ordinary shares ("2023 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2023 program will begin on October 23, 2023 and will terminate on the earlier of the date as the maximum authority under the 2023 program is reached or the board terminates the 2023 program.

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

Linde plc

(Registrant)

Date: October 26, 2023	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer