Form 10-Q
period 2024-03-31
LINDE PLC
filed 2024-05-02
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
N/A
(Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary shares (€0.001 nominal value per share)	LIN	NASDAQ

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At March 31, 2024, 480,676,281 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

Linde plc assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A. Risk Factors in Linde plc’s Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024, which should be reviewed carefully. Please consider Linde plc’s forward-looking statements in light of those risks.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2024	2023
Sales	$8,100	$8,193
Cost of sales, exclusive of depreciation and amortization	4,216	4,431
Selling, general and administrative	860	822
Depreciation and amortization	949	948
Research and development	38	36
Other charges	—	18
Other income (expense) - net	58	(5)
Operating Profit	2,095	1,933
Interest expense - net	65	37
Net pension and OPEB cost (benefit), excluding service cost	(50)	(45)
Income Before Income Taxes and Equity Investments	2,080	1,941
Income taxes	463	430
Income Before Equity Investments	1,617	1,511
Income from equity investments	48	41
Net Income (Including Noncontrolling Interests)	1,665	1,552
Less: noncontrolling interests	(38)	(36)
Net Income – Linde plc	$1,627	$1,516

Per Share Data – Linde plc Shareholders
Basic earnings per share	$3.38	$3.08
Diluted earnings per share	$3.35	$3.06

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	481,949	491,817
Diluted shares outstanding	485,592	495,676

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2024	2023
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,665	$1,552

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(744)	229
Income taxes	—	—
Translation adjustments	(744)	229
Funded status - retirement obligations (Note 7):
Retirement program remeasurements	(4)	(249)
Reclassifications to net income	(3)	(8)
Income taxes	12	63
Funded status - retirement obligations	5	(194)
Derivative instruments (Note 4):
Current unrealized gain (loss)	2	(75)
Reclassifications to net income	—	(6)
Income taxes	(1)	16
Derivative instruments	1	(65)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(738)	(30)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	927	1,522
Less: noncontrolling interests	(23)	(34)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$904	$1,488

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$4,848	$4,664
Accounts receivable - net	5,009	4,718
Contract assets	217	196
Inventories	2,100	2,115
Prepaid and other current assets	928	927
Total Current Assets	13,102	12,620
Property, plant and equipment - net	24,418	24,552
Goodwill	26,289	26,751
Other intangible assets - net	12,001	12,399
Other long-term assets	4,537	4,489
Total Assets	$80,347	$80,811
Liabilities and equity
Accounts payable	$2,885	$3,020
Short-term debt	4,046	4,713
Current portion of long-term debt	1,046	1,263
Contract liabilities	1,827	1,901
Other current liabilities	4,585	4,820
Total Current Liabilities	14,389	15,717
Long-term debt	15,227	13,397
Other long-term liabilities	10,502	10,602
Total Liabilities	40,118	39,716
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity (Note 10):
Ordinary shares,€0.001 par value, authorized 1,750,000,000 shares, 2024 issued: 490,766,972 ordinary shares; 2023 issued: 490,766,972 ordinary shares	1	1
Additional paid-in capital	39,570	39,812
Retained earnings	9,708	8,845
Accumulated other comprehensive income (loss)	(6,528)	(5,805)
Less: Treasury shares, at cost (2024 – 10,090,691 shares and 2023 – 8,321,827 shares)	(3,922)	(3,133)
Total Linde plc Shareholders’ Equity	38,829	39,720
Noncontrolling interests	1,387	1,362
Total Equity	40,216	41,082
Total Liabilities and Equity	$80,347	$80,811

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$1,627	$1,516
Add: Noncontrolling interests	38	36
Net Income (including noncontrolling interests)	1,665	1,552
Adjustments to reconcile net income to net cash provided by operating activities:
Other charges, net of payments	(55)	(61)
Depreciation and amortization	949	948
Deferred income taxes	(35)	4
Share-based compensation	38	30
Working capital:
Accounts receivable	(361)	(131)
Inventory	(27)	(59)
Prepaid and other current assets	(50)	(5)
Payables and accruals	(65)	(64)
Contract assets and liabilities, net	(50)	(66)
Pension contributions	(11)	(10)
Long-term assets, liabilities and other	(44)	(230)
Net cash provided by (used for) operating activities	1,954	1,908
Investing
Capital expenditures	(1,048)	(829)
Acquisitions, net of cash acquired	—	(808)
Divestitures, net of cash divested and asset sales	7	3
Net cash provided by (used for) investing activities	(1,041)	(1,634)
Financing
Short-term debt borrowings (repayments) - net	(631)	1,199
Long-term debt borrowings	2,456	60
Long-term debt repayments	(610)	(542)
Issuances of ordinary shares	16	13
Purchases of ordinary shares	(1,041)	(859)
Cash dividends - Linde plc shareholders	(669)	(623)
Noncontrolling interest transactions and other	(189)	(12)
Net cash provided by (used for) financing activities	(668)	(764)
Effect of exchange rate changes on cash and cash equivalents	(61)	16
Change in cash and cash equivalents	184	(474)
Cash and cash equivalents, beginning-of-period	4,664	5,436
Cash and cash equivalents, end-of-period	$4,848	$4,962

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
Presentation of Condensed Consolidated Financial Statements - In the opinion of Linde management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Linde plc and subsidiaries in Linde's 2023 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2024.
Reclassifications – Certain prior periods' amounts have been reclassified to conform to the current year’s presentation.
Accounting Standards to be Implemented
Improvements to Reportable Segments Disclosures - In November 2023, the FASB issued guidance requiring enhanced disclosure related to reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard will only impact disclosures within the company's consolidated financial statements and the company is evaluating the impact this guidance will have on those disclosures. Linde will adopt this guidance in fiscal year 2024.
Improvements to Income Tax Disclosures - In December 2023, the FASB issued guidance requiring enhanced disclosure related to income taxes. The standard requires additional or modified disclosures related to the income tax rate reconciliation, disaggregation of income taxes paid, and several other disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard will only impact disclosures within the company's consolidated financial statements and the company is evaluating the impact this guidance will have on those disclosures. Linde will adopt this guidance prospectively in fiscal year 2025.

2. Supplemental Information
Receivables

Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,920 million and $4,667 million at March 31, 2024 and December 31, 2023, respectively, and gross receivables aged greater than one year were $372 million and $354 million at March 31, 2024 and December 31, 2023, respectively. Other receivables were $167 million and $154 million at March 31, 2024 and December 31, 2023, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $5,009 million at March 31, 2024 and $4,718 million at December 31, 2023. Allowances for expected credit losses were $450 million at March 31, 2024 and $457 million at December 31, 2023.  Provisions for expected credit losses were $44 million and $53 million for the three months ended March 31, 2024 and 2023, respectively. The allowance activity in the three months ended March 31, 2024 and 2023 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	March 31, 2024	December 31, 2023
Inventories
Raw materials and supplies	$604	$614
Work in process	410	390
Finished goods	1,086	1,111
Total inventories	$2,100	$2,115

3. Debt
The following is a summary of Linde's outstanding debt at March 31, 2024 and December 31, 2023:

(Millions of dollars)	March 31, 2024	December 31, 2023
SHORT-TERM
Commercial paper	$3,784	$4,483
Other bank borrowings (primarily non U.S.)	262	230
Total short-term debt	4,046	4,713
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
1.20% Euro denominated notes due 2024 (b)	—	607
1.875% Euro denominated notes due 2024 (c)	324	332
4.800% Notes due 2024	300	300
4.700% Notes due 2025	599	599
2.65% Notes due 2025	399	399
1.625% Euro denominated notes due 2025	537	550
3.625% Euro denominated notes due 2025	539	551
0.00% Euro denominated notes due 2026	757	774
3.20% Notes due 2026	724	724
3.434% Notes due 2026	198	198
1.652% Euro denominated notes due 2027	87	90
0.25% Euro denominated notes due 2027	808	827
1.00% Euro denominated notes due 2027	541	553
1.00% Euro denominated notes due 2028 (c)	765	780
3.00% Euro denominated notes due 2028 (d)	752	—
3.375% Euro denominated notes due 2029	805	824
1.10% Notes due 2030	697	697
1.90% Euro denominated notes due 2030	111	114
1.375% Euro denominated notes due 2031	811	829
3.20% Euro denominated notes due 2031 (d)	915	—
0.55% Euro denominated notes due 2032	805	823
0.375% Euro denominated notes due 2033	534	546
3.625% Euro denominated notes due 2034	698	714
1.625% Euro denominated notes due 2035	857	876
3.40% Euro denominated notes due 2036 (d)	748	—
3.55% Notes due 2042	666	666
2.00% Notes due 2050	296	296
1.00% Euro denominated notes due 2051	738	755
Non U.S. borrowings	252	226
Other	10	10
	16,273	14,660
Less: current portion of long-term debt	(1,046)	(1,263)
Total long-term debt	15,227	13,397
Total debt	$20,319	$19,373

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)In February 2024, Linde repaid €550 million of 1.20% notes that became due.
(c)March 31, 2024 and December 31, 2023 included a cumulative $41 million and $46 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 4.
(d)In February 2024, Linde issued €700 million of 3.00% notes due in 2028, €850 million of 3.20% notes due in 2031 and €700 million of 3.40% notes due in 2036.

The company maintains a $5 billion and a $1.5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expire on December 7, 2027 and December 4, 2024, respectively. There are no financial maintenance covenants contained within the credit agreements. No borrowings were outstanding under the credit agreements as of March 31, 2024.
The weighted-average interest rates of short-term borrowings outstanding were 4.7% and 4.8% as of March 31, 2024 and December 31, 2023, respectively.

4. Financial Instruments
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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of March 31, 2024, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2024 and December 31, 2023 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$5,104	$4,567	$35	$46	$17	$26
Forecasted transactions	217	335	3	11	3	6
Total	$5,321	$4,902	$38	$57	$20	$32
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$777	$749	$8	$20	$1	$4
Commodity contracts	N/A	N/A	11	3	18	7
Interest rate swaps	108	1,214	—	1	2	4
Total Hedges	$885	$1,963	$19	$24	$21	$15
Total Derivatives	$6,206	$6,865	$57	$81	$41	$47

(a)Amounts as of March 31, 2024 and December 31, 2023 included current assets of $53 million and $73 million which are recorded in prepaid and other current assets; long-term assets of $4 million and $8 million which are recorded in other long-term assets; current liabilities of $32 million and $41 million which are recorded in other current liabilities; and long-term liabilities of $9 million and $6 million which are recorded in other long-term liabilities.

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

Net Investment Hedges

As of March 31, 2024, Linde has €12.9 billion ($14.0 billion) Euro-denominated notes and intercompany loans and ¥4.7 billion ($0.7 billion) CNY-denominated intercompany loans that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred gain recorded within cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $318 million (deferred gain of $274 million in the consolidated statement of comprehensive income for the three months ended March 31, 2024).

As of March 31, 2024, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is at a gain of $56 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statements of income.

Interest Rate Swaps

Linde uses interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. These interest rate swaps effectively convert fixed-rate interest exposures to variable rates; fair value adjustments are recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability (See Note 3).

In addition, as of December 31, 2023, Linde was using interest rate swaps with a notional value of €1 billion to hedge the variability of future cash flows of forecasted transactions due to interest rate risk and had designated this as a cash flow hedge. The interest rate swaps were terminated during the first quarter of 2024 with the February debt issuance and the settlement values were immaterial.

Derivatives' Impact on Consolidated Statements of Income
The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2024	2023
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(15)	$(39)
Other balance sheet items	(8)	(1)
Total	$(23)	$(40)

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

The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the three months ended March 31, 2024 and 2023, respectively. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.

5. Fair Value Disclosures
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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Assets
Derivative assets	$—	$—	$57	$81	$—	$—
Investments and securities*	16	16	—	—	11	12
Total	$16	$16	$57	$81	11	$12

Liabilities
Derivative liabilities	$—	$—	$41	$47	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At March 31, 2024, the estimated fair value of Linde’s long-term debt portfolio was $14,843 million versus a carrying value of $16,273 million. At December 31, 2023, the estimated fair value of Linde’s long-term debt portfolio was $13,337 million versus a carrying value of $14,660 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

6. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended March 31,
	2024	2023
Numerator (Millions of dollars)
Net Income – Linde plc	$1,627	$1,516
Denominator (Thousands of shares)
Weighted average shares outstanding	481,398	491,321
Shares earned and issuable under compensation plans	551	496
Weighted average shares used in basic earnings per share	481,949	491,817
Effect of dilutive securities
Stock options and awards	3,643	3,859
Weighted average shares used in diluted earnings per share	485,592	495,676
Basic Earnings Per Share	$3.38	$3.08
Diluted Earnings Per Share	$3.35	$3.06
There were no antidilutive shares for any period presented.

7. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the three months ended March 31, 2024 and 2023 are shown below:

	Quarter Ended March 31,
(Millions of dollars)	2024	2023
Amount recognized in Operating Profit
Service cost	$21	$21
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	91	92
Expected return on plan assets	(138)	(129)
Net amortization and deferral	(3)	(8)
	(50)	(45)
Net periodic benefit cost (benefit)	$(29)	$(24)
Components of net periodic benefit expense for other post-retirement plans for the three months ended March 31, 2024 and 2023 were not material.
Linde estimates that 2024 required contributions to its pension plans will be in the range of approximately $30 million to $40 million, of which $11 million have been made through March 31, 2024.
8. Commitments and Contingencies
Contingent Liabilities
Linde is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Linde has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Linde's 2023 Annual Report on Form 10-K).
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
•At March 31, 2024, the most significant non-income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $115 million. Linde has not recorded any liabilities related to such claims based on management judgment and opinions of outside counsel.
During 2023, the Brazilian Supreme Court issued a decision confirming the constitutionality of a specific federal income tax, with retroactive effect. As a result of this decision, the company recorded a reserve based on its best estimate of potential settlement. This decision has not yet been finalized and is subject to ongoing motions for clarification. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•On and after April 23, 2019 former shareholders of Linde AG filed appraisal proceedings at the District Court (Landgericht) Munich I (Germany), seeking an increase of the cash consideration paid in connection with the previously completed cash merger squeeze-out of all of Linde AG’s minority shareholders for €189.46 per share. Any such increase would apply to all 14,763,113 Linde AG shares that were outstanding on April 8, 2019, when the cash merger squeeze-out was completed. The period for plaintiffs to file claims expired on July 9, 2019. In November 2023, the court issued a decision rejecting the plaintiffs’ claims in their entirety and determining that the cash merger squeeze-out consideration was appropriate. The plaintiffs have appealed this decision.

The company believes the consideration paid was fair and that the claims are not supported by sufficient evidence, and no reserve has been established. We cannot estimate the timing of resolution.
•In December 2022, a Russian court based in St. Petersburg ("St. Petersburg Court") issued an injunction preventing (i) the sale of any shares in Linde’s subsidiaries and joint ventures in Russia, and (ii) the disposal of any of the assets in those entities exceeding 5% of the relevant company’s overall asset value. The injunction was requested by RusChemAlliance (RCA) to secure payment of a possible award under an arbitration proceeding RCA intended to file against Linde Engineering for alleged breach of contract under the agreement to build a gas processing plant in Russia entered into in July 2021. Performance of the agreement was lawfully suspended by Linde Engineering on May 27, 2022 in compliance with applicable sanctions. In March 2023, RCA filed a claim in St. Petersburg against Linde GmbH for recovery of advance payments under the agreement ("GPP Claim"), and subsequently (i) added Linde and other Linde subsidiaries as defendants, and (ii) is seeking payment of alleged damages from Linde and guarantor banks. In March 2024, RCA filed a similar claim for repayment and damages against Linde for alleged breach of contract under the agreement to build a liquefied natural gas plant in Russia entered into in September 2021 (“LNG Claim”, and together with the GPP Claim, the “Russian Claims”).

In accordance with the dispute resolution provisions of the agreements, in 2023, Linde filed a notice of arbitration with the Hong Kong International Arbitration Centre ("HKIAC") against RCA to claim that (i) RCA has no entitlement to payment, (ii) RCA’s Russian Claims claims are in breach of the arbitration agreement which requires HKIAC arbitration, and (iii) RCA must compensate Linde for the losses and damages caused by the injunction. Additionally, Linde filed for and obtained an anti-suit injunction from a Hong Kong court against RCA directing RCA to seek a stay of the claims and ordering it to resolve any disputes in accordance with HKIAC arbitration.

In January, 2024, the Hong Kong court issued a final judgment in Linde’s favor (i) granting a permanent anti-suit injunction against RCA to seek a stay of the GPP claim and not start an LNG claim, (ii) granting a permanent, global anti-enforcement injunction against RCA for the GPP claim, and (iii) ordering that the injunction issued by the St. Petersburg Court be lifted (“HK Court Judgement”).

Despite the judgments of the Hong Kong court and similar orders issued by the HKIAC arbitration tribunals, the St. Petersburg injunction affecting Linde’s shares and assets has not been lifted, the proceeding in St. Petersburg has not been stayed and RCA is continuing to pursue its claims in Russia.

In February 2024, the St. Petersburg Court decided the GPP Claim in favor of RCA. Linde appealed this decision in March 2024. RCA cannot enforce the decision (including foreclosing on the shares of the Russian entities) until after the appeal is decided in St. Petersburg.

Linde does not expect a material adverse impact on earnings from this decision given the liability recorded as of March 31, 2024 and the immaterial remaining investment value of its deconsolidated Russia subsidiaries. As of March 31, 2024, Linde has a contingent liability of $1.2 billion recorded in Other long-term liabilities, which represents advance payments previously recorded in contract liabilities related to terminated engineering projects with RCA. As a result of the contract terminations, Linde no longer has future performance obligations for these projects.

It is difficult to estimate the timing of resolution of these matters. The company intends to vigorously defend its interests in both the Russian Claims and arbitration proceedings.

9. Segments

For a description of Linde plc's operating segments, refer to Note 18 to the consolidated financial statements on Linde plc's 2023 Annual Report on Form 10-K.
The table below presents sales and operating profit information about reportable segments and Other for the three months ended March 31, 2024 and 2023.

	Quarter Ended March 31,
(Millions of dollars)	2024	2023
SALES(a)
Americas	$3,560	$3,551
EMEA	2,091	2,177
APAC	1,591	1,598
Engineering	539	540
Other	319	327
Total sales	$8,100	$8,193

	Quarter Ended March 31,
(Millions of dollars)	2024	2023
SEGMENT OPERATING PROFIT
Americas	$1,088	$1,025
EMEA	687	607
APAC	447	423
Engineering	100	149
Other	19	2
Segment operating profit	2,341	2,206
Other charges	—	(18)
Purchase accounting impacts - Linde AG (b)	(246)	(255)
Total operating profit	$2,095	$1,933

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were $391 million and $294 million for the three months ended March 31, 2024 and 2023.
(b)Represents purchase accounting impacts related to the 2018 merger.

10. Equity
Equity
A summary of the changes in total equity for the three months ended March 31, 2024 and 2023 is provided below:

	Quarter Ended March 31,
(Millions of dollars)	2024			2023
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$39,720	$1,362	$41,082	$40,028	$1,346	$41,374
Net income (a)	1,627	38	1,665	1,516	36	1,552
Other comprehensive income (loss)	(723)	(15)	(738)	(28)	(2)	(30)
Noncontrolling interests:
Additions (reductions)	—	11	11	—	2	2
Dividends and other capital changes	—	(9)	(9)	—	(29)	(29)
Dividends to Linde plc ordinary share holders ($1.39 per share in 2024 and $1.275 per share in 2023)	(669)	—	(669)	(623)	—	(623)
Issuances of ordinary shares:
For employee savings and incentive plans	(126)	—	(126)	(63)	—	(63)
Purchases of ordinary shares	(1,038)	—	(1,038)	(890)		(890)
Share-based compensation	38	—	38	30	—	30
Balance, end of period	$38,829	$1,387	$40,216	$39,970	$1,353	$41,323
(a) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the three months ended March 31, 2024 and 2023 and which is not part of total equity.
The components of Accumulated other comprehensive income (loss) are as follows:

	March 31,	December 31,
(Millions of dollars)	2024	2023
Cumulative translation adjustment - net of taxes:
Americas	$(3,714)	$(3,618)
EMEA	(1,139)	(737)
APAC	(1,426)	(1,037)
Engineering	(214)	(93)
Other	392	113
	(6,101)	(5,372)
Derivatives - net of taxes	8	7
Pension / OPEB (net of $72 million and $60 million tax benefit at March 31, 2024 and December 31, 2023, respectively)	(435)	(440)
	$(6,528)	$(5,805)

11. Revenue Recognition
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $217 million and $196 million at March 31, 2024 and December 31, 2023, respectively. Total contract liabilities are $2,901 million at March 31, 2024 (current of $1,827 million and $1,074 million within other long-term liabilities in the condensed consolidated balance sheets). As of March 31, 2024, Linde has approximately $409 million recorded in contract liabilities related to engineering projects in Russia subject to sanctions. Total contract liabilities were $2,950 million at December 31, 2023 (current contract liabilities of $1,901 million and $1,049 million within other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the three months ended March 31, 2024 that was included in the contract liability at December 31, 2023 was $358 million. Contract assets and liabilities primarily relate to the Engineering business.
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
Disaggregated Revenue Information
As described above and in Note 19 to Linde plc's 2023 Annual Report on Form 10-K, the company manages its industrial gases business on a geographic basis, while the Engineering and Other businesses are generally managed on a global basis. Furthermore, the company believes that reporting sales by distribution method by reportable geographic segment best illustrates the nature, timing, type of customer, and contract terms for its revenues, including terms and pricing.
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for three months ended March 31, 2024 and March 31, 2023.

(Millions of dollars)	Quarter Ended March 31, 2024
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,117	$686	$529	$—	$55	$2,387	29%
On-Site	782	441	668	—	—	1,891	23%
Packaged Gas	1,607	951	322	—	7	2,887	36%
Other	54	13	72	539	257	935	12%
Total	$3,560	$2,091	$1,591	$539	$319	$8,100	100%

(Millions of dollars)	Quarter Ended March 31, 2023
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,043	$699	$551	$—	$55	$2,348	29%
On-Site	804	538	643	—	—	1,985	24%
Packaged Gas	1,638	928	354	—	20	2,940	36%
Other	66	12	50	540	252	920	11%
Total	$3,551	$2,177	$1,598	$540	$327	$8,193	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. The company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $48 billion. This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next five years and the remaining thereafter.

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

Consolidated Results
The following table provides summary information for the three months ended March 31, 2024 and 2023. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended March 31,
(Millions of dollars, except per share data)	2024	2023	Variance
Sales	$8,100	$8,193	(1)%
Cost of sales, exclusive of depreciation and amortization	$4,216	$4,431	(5)%
As a percent of sales	52.0%	54.1%
Selling, general and administrative	$860	$822	5%
As a percent of sales	10.6%	10.0%
Depreciation and amortization	$949	$948	—%
Other charges	$—	$18	(100)%
Other income (expense) - net	$58	$(5)	1,260%
Operating profit	$2,095	$1,933	8%
Operating margin	25.9%	23.6%
Interest expense - net	$65	$37	76%
Net pension and OPEB cost (benefit), excluding service cost	$(50)	$(45)	11%
Effective tax rate	22.3%	22.2%
Income from equity investments	$48	$41	17%
Noncontrolling interests	$(38)	$(36)	6%
Net Income – Linde plc	$1,627	$1,516	7%
Diluted earnings per share	$3.35	$3.06	9%
Diluted shares outstanding	485,592	495,676	(2)%
Number of employees	66,195	65,381	1%
Adjusted Amounts (a)
Operating profit	$2,341	$2,206	6%
Operating margin	28.9%	26.9%
Effective tax rate	22.7%	24.1%
Net Income – Linde plc	$1,821	$1,693	8%
Diluted earnings per share	$3.75	$3.42	10%
Other Financial Data (a)
EBITDA	$3,092	$2,922	6%
As percent of sales	38.2%	35.7%
Adjusted EBITDA	$3,116	$2,963	5%
As percent of sales	38.5%	36.2%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Reported
In the first quarter of 2024, Linde's sales were $8,100 million, $93 million below prior year. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, decreased sales by 2% in the quarter, with minimal impact on operating profit. Volumes decreased sales by 1% in the quarter versus the 2023 respective period. The aforementioned drivers were partially offset by 2% higher price attainment.

Reported operating profit for the first quarter of 2024 of $2,095 million, or 25.9% of sales, was 8% above prior year. The reported year-over-year increase was primarily driven by higher pricing and productivity initiatives which more than offset adverse impacts from cost inflation and lower volumes. The reported effective tax rate ("ETR") was 22.3% in the first quarter 2024 versus 22.2% in the first quarter 2023. Diluted earnings per share ("EPS") was $3.35, or 9% above EPS of $3.06 in the first quarter of 2023, primarily due to higher net income - Linde plc and lower diluted shares outstanding.

Adjusted
In the first quarter of 2024, adjusted operating profit of $2,341, or 28.9% of sales, was 6% higher as compared to 2023, driven by higher pricing, and productivity initiatives, partially offset by cost inflation and lower volumes. The adjusted ETR was 22.7% in the first quarter 2024 versus 24.1% in the 2023 quarter, primarily due to higher tax benefits from share based compensation. On an adjusted basis, EPS was $3.75, 10% above the 2023 adjusted EPS of $3.42, driven by higher adjusted net income - Linde plc and lower diluted shares outstanding.
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

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

Quarter Ended March 31, 2024 vs. 2023
% Change
Factors Contributing to Changes - Sales
Volume	(1)%
Price/Mix	2%
Cost pass-through	(2)%
Currency	—%
Acquisitions/divestitures	—%
Engineering	—%
(1)%

Sales
Sales decreased $93 million or 1% for the first quarter of 2024 versus the respective 2023 period. Cost pass-through decreased sales by 2% in the quarter, with minimal impact on operating profit. Volumes decreased sales by 1% in the quarter versus the respective 2023 period, primarily driven by the manufacturing end market. Currency translation was flat in the quarter. Higher pricing across all geographic segments contributed 2% to sales in the quarter.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization decreased $215 million, or 5%, for the first quarter of 2024 primarily due to lower cost pass-through, lower volumes and productivity gains which more than offset cost inflation. Cost of sales, exclusive of depreciation and amortization was 52.0% of sales, respectively, for the first quarter versus 54.1% respective 2023 period. The decrease as a percentage of sales in the quarter was primarily due to higher pricing and lower cost pass-through.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $38 million, or 5%, for the first quarter of 2024 driven by higher costs. SG&A was 10.6% of first quarter sales versus 10.0% for the respective 2023 period.
Depreciation and amortization
Reported depreciation and amortization expense increased $1 million for the first quarter of 2024.
On an adjusted basis, depreciation and amortization increased $11 million, for the first quarter of 2024 driven by new project start ups.
Other charges
There were no other charges during the first quarter of 2024 and other charges were $18 million for the first quarter of 2023, primarily due to the intercompany reorganization related to delisting from the Frankfurt Stock Exchange.

On an adjusted basis, these benefits and costs have been excluded in both periods.
Other income (expense) - net
Reported other income (expense) - net was a benefit of $58 million for the first quarter of 2024 driven by $43 million in insurance recoveries primarily within the Other segment.
Operating profit
On a reported basis, operating profit increased $162 million, or 8%, for the first quarter of 2024 . The increase in the quarter was primarily due to higher pricing, savings from productivity initiatives and lower other charges, which more than offset the adverse impacts of cost inflation and lower volumes in the first quarter of 2024.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as other charges, operating profit increased $135 million, or 6% in the first quarter of 2024. Operating profit growth was driven by higher pricing and productivity initiatives, which more than offset the effects of cost inflation and lower volumes during the period. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net increased $28 million for the first quarter of 2024. On an adjusted basis, interest expense increased $21 million for the first quarter of 2024 versus the respective 2023 period. The increase in both periods was driven primarily by higher interest rates on debt.

Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost were benefits of $50 million versus $45 million for the respective 2023 period. The increase in the benefit primarily relates to higher expected return on assets and lower amortization of deferred losses year-over-year.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter was 22.3% versus 22.2% for the respective 2023 period. While the rate is relatively flat year over year, 2024 included higher tax benefits from share based compensation and 2023 included a net decrease in uncertain tax positions. Effective January 1, 2024, Linde is subject to the 15% global minimum tax rate provisions of the OECD’s framework for Pillar Two, the implementation of which did not have a significant impact on the effective tax rate for the quarter.

On an adjusted basis, the ETR for the quarter was 22.7% versus 24.1% for the respective 2023 period. The decrease in the adjusted ETR is primarily due to higher tax benefits from share based compensation in 2024.
Income from equity investments
Reported income from equity investments for the first quarter of 2024 was $48 million versus $41 million for the respective 2023 period.
On an adjusted basis, income from equity investments for the first quarter was $66 million versus $59 million in the respective 2023 period.
Noncontrolling interests
At March 31, 2024, noncontrolling interests consisted primarily of non-controlling shareholders' investments in APAC (primarily China). Reported noncontrolling interests income increased $2 million for the first quarter of 2024 from the respective 2023 period.
Net Income – Linde plc
Reported net income - Linde plc increased $111 million, or 7%, for the first quarter of 2024 versus the respective 2023 period.
On an adjusted basis, which excludes the impacts of purchase accounting and other charges, net income - Linde plc increased $128 million, or 8%, for the first quarter of 2024 versus the respective 2023 period.
On both a reported and adjusted basis, the increase was driven by higher operating profit.
Diluted earnings per share
Reported diluted earnings per share increased $0.29, or 9%, for the first quarter of 2024 versus the comparable 2023 period.
On an adjusted basis, diluted EPS increased $0.33, or 10%, for the first quarter of 2024 versus the respective 2023 period.
The increase on both a reported and adjusted basis is primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at March 31, 2024 was 66,195, an increase of 814 employees from March 31, 2023 due primarily to acquisitions.
Other Financial Data
EBITDA was $3,092 million for the first quarter of 2024 as compared to $2,922 million in the respective 2023 period. The increase was driven by higher net income - Linde plc versus prior year.
Adjusted EBITDA increased to $3,116 million for the first quarter 2024 from $2,963 million in the respective 2023 period. The higher EBITDA was primarily due to higher net income - Linde plc versus the respective prior period.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive losses for the first quarter were $738 million. The loss in the quarter resulted primarily from currency translation adjustments of $744 million. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 10 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statements of Income.

	Quarter Ended March 31,
(Millions of dollars)	2024	2023	Variance
SALES
Americas	$3,560	$3,551	—%
EMEA	2,091	2,177	(4)%
APAC	1,591	1,598	—%
Engineering	539	540	—%
Other	319	327	(2)%
Total sales	$8,100	$8,193	(1)%

SEGMENT OPERATING PROFIT
Americas	$1,088	$1,025	6%
EMEA	687	607	13%
APAC	447	423	6%
Engineering	100	149	(33)%
Other	19	2	850%
Segment operating profit	$2,341	$2,206	6%
Reconciliation to reported operating profit:
Other charges	—	(18)
Purchase accounting impacts - Linde AG	(246)	(255)
Total operating profit	$2,095	$1,933

Americas

	Quarter Ended March 31,
(Millions of dollars)	2024	2023	Variance
Sales	$3,560	$3,551	—%

Operating profit	$1,088	$1,025	6%
As a percent of sales	30.6%	28.9%

Quarter Ended March 31, 2024 vs. 2023
% Change
Factors Contributing to Changes - Sales
Volume	(1)%
Price/Mix	3%
Cost pass-through	(2)%
Currency	—%
Acquisitions/divestitures	—%
—%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.

Sales
Sales for the Americas segment increased $9 million in the first quarter versus the respective 2023 period. Higher pricing contributed 3% to sales in the quarter. Cost pass-through decreased sales by 2% for the first quarter with minimal impact on operating profit. Volumes decreased sales by 1% for the first quarter driven primarily by the manufacturing and healthcare end markets.
Operating profit
Operating profit in the Americas segment increased $63 million, or 6%, in the first quarter versus the respective 2023 period, driven primarily by higher pricing and continued productivity initiatives which more than offset cost inflation and lower volumes during the quarter.
EMEA

	Quarter Ended March 31,
(Millions of dollars)	2024	2023	Variance
Sales	$2,091	$2,177	(4)%

Operating profit	$687	$607	13%
As a percent of sales	32.9%	27.9%

Quarter Ended March 31, 2024 vs. 2023
% Change
Factors Contributing to Changes - Sales
Volume	(2)%
Price/Mix	3%
Cost pass-through	(5)%
Currency	—%
Acquisitions/divestitures	—%
(4)%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, United Kingdom, France, the Republic of South Africa and Sweden.

Sales
EMEA segment sales decreased by $86 million, or 4%, in the first quarter compared to the respective 2023 period. Higher price attainment increased sales by 3% in the quarter . Volumes decreased sales by 2% in the quarter led by the manufacturing end market. Cost pass-through decreased sales by 5% in the quarter with minimal impact on operating profit. Currency translation was flat in the quarter.
Operating Profit
Operating profit for the EMEA segment increased by $80 million, or 13%, in the first quarter compared to the respective 2023 periods. The increase in operating profit in the first quarter was driven primarily by higher pricing and continued productivity initiatives, partially offset by cost inflation and lower volumes.
APAC

	Quarter Ended March 31,
(Millions of dollars)	2024	2023	Variance
Sales	$1,591	$1,598	—%

Operating profit	$447	$423	6%
As a percent of sales	28.1%	26.5%

Quarter Ended March 31, 2024 vs. 2023
% Change
Factors Contributing to Changes - Sales
Volume/Equipment	3%
Price/Mix	1%
Cost pass-through	—%
Currency	(4)%
Acquisitions/divestitures	—%
—%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.
Sales
Sales for the APAC segment decreased $7 million in the first quarter versus the respective 2023 period. Higher pricing contributed 1% to sales in the quarter. Volumes increased 3% in the quarter including project start-ups in the electronics and chemicals and energy end markets. Currency translation decreased sales by 4%, driven primarily by the weakening of the Australian dollar, Korean won and Chinese yuan against the U.S. dollar.
Operating profit
Operating profit in the APAC segment increased $24 million, or 6%, in the first quarter versus the respective 2023 period, driven by continued productivity initiatives which more than offset the impact of currency and cost inflation during the first quarter.

Engineering

	Quarter Ended March 31,
(Millions of dollars)	2024	2023	Variance
Sales	$539	$540	—%

Operating profit	$100	$149	(33)%
As a percent of sales	18.6%	27.6%

Quarter Ended March 31, 2024 vs. 2023
% Change
Factors Contributing to Changes - Sales
Currency	—%
Other	—%
—%
Sales
Engineering segment sales were flat in the first quarter as compared to the respective 2023 periods.

Operating profit
Engineering segment operating profit decreased $49 million, or 33%, in the first quarter compared to the respective 2023 period due to prior year's benefit from higher margin on lawful wind down of projects subject to sanctions in Russia.

Other

	Quarter Ended March 31,
(Millions of dollars)	2024	2023	Variance
Sales	$319	$327	(2)%

Operating profit (loss)	$19	$2	850%
As a percent of sales	6.0%	0.6%

Quarter Ended March 31, 2024 vs. 2023
% Change
Factors Contributing to Changes - Sales
Volume/price	(2)%
Currency	—%
Acquisitions/divestitures	—%
(2)%

Other consists of corporate costs and a few smaller businesses including Linde Advanced Material Technologies (LAMT) and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.

Sales
Sales for Other decreased $8 million for the first quarter versus the respective 2023 period. Sales decreased 2% due to lower volumes in the helium business partially offset by higher pricing in the coatings business.
Operating profit
Operating profit in Other increased $17 million in the first quarter versus the respective 2023 period. The increase in the quarter was driven primarily by an insurance recovery in the period for the coatings business partially offset by higher costs due to helium and corporate.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2024 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2024	2023	2024	2023
Euro	18%	0.92	0.93	0.93	0.92
Chinese yuan	7%	7.19	6.84	7.22	7.10
British pound	5%	0.79	0.82	0.79	0.79
Australian dollar	4%	1.52	1.46	1.53	1.47
Brazilian real	4%	4.95	5.19	5.01	4.86
Canadian dollar	3%	1.35	1.35	1.35	1.32
Korean won	3%	1,329	1,275	1,347	1,288
Mexican peso	3%	16.97	18.66	16.56	16.97
Indian rupee	2%	83.04	82.24	83.40	83.21
South African rand	1%	18.89	17.74	18.88	18.36
Swedish krona	1%	10.40	10.45	10.66	10.07
Thailand bhat	1%	35.66	33.94	36.39	34.14

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three months ended March 31,
	2024	2023
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,665	$1,552
Non-cash charges (credits):
Add: Depreciation and amortization	949	948
Add: Deferred income taxes	(35)	4
Add: Share-based compensation	38	30
Add: Other charges, net of payments	(55)	(61)
Net income adjusted for non-cash charges	2,562	2,473
Less: Working capital	(553)	(325)
Less: Pension contributions	(11)	(10)
Other	(44)	(230)
Net cash provided by (used for) operating activities	$1,954	$1,908
INVESTING ACTIVITIES
Capital expenditures	(1,048)	(829)
Acquisitions, net of cash acquired	—	(808)
Divestitures, net of cash divested and asset sales	7	3
Net cash provided by (used for) investing activities	$(1,041)	$(1,634)
FINANCING ACTIVITIES
Debt increase (decrease) - net	1,215	717
Issuances (purchases) of common stock - net	(1,025)	(846)
Cash dividends - Linde plc shareholders	(669)	(623)
Noncontrolling interest transactions and other	(189)	(12)
Net cash provided by (used for) financing activities	$(668)	$(764)

Effect of exchange rate changes on cash and cash equivalents	$(61)	$16
Cash and cash equivalents, end-of-period	$4,848	$4,962

Cash Flow from Operations

Cash provided by operations of $1,954 million for the three months ended March 31, 2024 increased $46 million, or 2%, versus 2023. The increase was driven primarily by higher net income adjusted for non-cash charges, partially offset by higher net working capital and other cash requirements.

Linde estimates that total 2024 required contributions to its pension plans will be in the range of approximately $30 million to $40 million, of which $11 million has been made through March 31, 2024.
Investing

Net cash used for investing of $1,041 million for the three months ended March 31, 2024 decreased $593 million versus 2023, due to lower acquisitions, net of cash acquired partially offset by higher capital expenditures.

Capital expenditures for the three months ended March 31, 2024 were $1,048 million, $219 million higher than the prior year due primarily to investments in new plant and production equipment for backlog growth requirements.

At March 31, 2024, Linde's sale of gas backlog of large projects under construction was approximately $4.9 billion. This represents the total estimated capital cost of large plants under construction.

There were no acquisitions for the three months ended March 31, 2024. Acquisitions, net of cash acquired were $808 million, for the three months ended March 31, 2023 and related primarily to the acquisition of nexAir in the Americas.

Divestitures, net of cash divested and asset sales for the three months ended March 31, 2024 and 2023 were $7 million and $3 million, respectively.

Financing

Cash used for financing activities was $668 million for the three months ended March 31, 2024 as compared to $764 million for the three months ended March 31, 2023. Cash provided by debt was $1,215 million in 2024 versus cash provided by debt of $717 million in 2023, driven primarily by higher net debt issuances. In the first quarter of 2024 Linde issued €700 million of 3.00% notes due in 2028, €850 million of 3.20% notes due in 2031 and €700 million of 3.40% notes due in 2036. In February 2024, Linde repaid €550 million of 1.20% notes that became due.

Net purchases of ordinary shares were $1,025 million in 2024 versus $846 million in 2023. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends of $669 million increased $46 million from 2023 driven primarily by a 9% increase in quarterly dividends per share from $1.275 per share to $1.39 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $189 million for the three months ended March 31, 2024 versus cash used of $12 million for the respective 2023 period.

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world. The company had $4.8 billion of cash as of March 31, 2024, and has a $5 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreements as of March 31, 2024. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

Legal Proceedings

See Note 8 to the condensed consolidated financial statements.

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

	Quarter Ended March 31,
	2024	2023
Adjusted Operating Profit and Operating Margin
Reported operating profit	$2,095	$1,933
Add: Other charges	—	18
Add: Purchase accounting impacts - Linde AG (c)	246	255
Total adjustments	246	273
Adjusted operating profit	$2,341	$2,206

Reported percentage change	8%
Adjusted percentage change	6%

Reported sales	$8,100	$8,193

Reported operating margin	25.9%	23.6%
Adjusted operating margin	28.9%	26.9%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$949	$948
Less: Purchase accounting impacts - Linde AG (c)	(240)	(250)
Adjusted depreciation and amortization	$709	$698

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$58	$(5)
Less: Purchase accounting impacts - Linde AG (c)	(6)	(5)
Adjusted Other Income (Expense) - net	$64	$—

Adjusted Interest Expense - Net
Reported interest expense - net	$65	$37
Add: Purchase accounting impacts - Linde AG (c)	2	9
Adjusted interest expense - net	$67	$46

Adjusted Income Taxes (a)
Reported income taxes	$463	$430
Add: Purchase accounting impacts - Linde AG (c)	60	57
Add: Other charges	5	45
Total adjustments	65	102
Adjusted income taxes	$528	$532

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$2,080	$1,941
Add: Purchase accounting impacts - Linde AG (c)	244	246
Add: Other charges	—	18
Total adjustments	244	264
Adjusted income before income taxes and equity investments	$2,324	$2,205

Reported Income taxes	$463	$430
Reported effective tax rate	22.3%	22.2%

Adjusted income taxes	$528	$532
Adjusted effective tax rate	22.7%	24.1%

Income from Equity Investments
Reported income from equity investments	$48	$41
Add: Purchase accounting impacts - Linde AG (c)	18	18
Adjusted income from equity investments	$66	$59

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(38)	$(36)
Add: Purchase accounting impacts - Linde AG (c)	(3)	(3)
Adjusted noncontrolling interests	$(41)	$(39)

Adjusted Net Income - Linde plc (b)
Reported net income - Linde plc	$1,627	$1,516
Add: Other charges	(5)	(27)
Add: Purchase accounting impacts - Linde AG (c)	199	204
Total adjustments	194	177
Adjusted net income - Linde plc	$1,821	$1,693

Adjusted Diluted EPS (b)
Reported diluted EPS	$3.35	$3.06
Add: Pension settlement charge	—	—
Add: Other charges	(0.01)	(0.05)
Add: Purchase accounting impacts - Linde AG (c)	0.41	0.41
Total adjustments	0.40	0.36
Adjusted diluted EPS	$3.75	$3.42

Reported percentage change	9%
Adjusted percentage change	10%

Adjusted EBITDA and % of Sales
Net Income - Linde plc	$1,627	$1,516
Add: Noncontrolling interests	38	36
Add: Net pension and OPEB cost (benefit), excluding service cost	(50)	(45)
Add: Interest expense	65	37
Add: Income taxes	463	430
Add: Depreciation and amortization	949	948
EBITDA	$3,092	$2,922
Add: Other charges	—	18
Add: Purchase accounting impacts - Linde AG (c)	24	23
Total adjustments	24	41
Adjusted EBITDA	$3,116	$2,963

Reported sales	$8,100	$8,193
% of sales
EBITDA	38.2%	35.7%
Adjusted EBITDA	38.5%	36.2%

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

	March 31, 2024	December 31, 2023
(Millions of dollars)
Debt	$20,319	$19,373
Less: cash and cash equivalents	(4,848)	(4,664)
Net debt	15,471	14,709
Less: purchase accounting impacts - Linde AG	(5)	(7)
Adjusted net debt	$15,466	$14,702

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

(Millions of dollars)
Statement of Income Data	Three Months Ended March 31, 2024	Twelve months ended December 31, 2023
Sales	$1,938	$8,143
Operating profit	336	1,656
Net income	(57)	735
Transactions with non-guarantor subsidiaries	759	3,004

Balance Sheet Data (at period end)
Current assets (a)	$5,467	$4,423
Long-term assets (b)	13,329	13,833
Current liabilities (c)	9,765	10,882
Long-term liabilities (d)	59,698	56,546

(a) From current assets above, amount due from non-guarantor subsidiaries	$2,477	$1,753
(b) From long-term assets above, amount due from non-guarantor subsidiaries	575	816
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,698	1,684
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	40,763	39,458

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to Item 7A. to Part II of Linde's 2023 Annual Report on Form 10-K for discussion.
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

PART II - OTHER INFORMATION
Linde plc and Subsidiaries

Item 1. Legal Proceedings
See Note 8 to the condensed consolidated financial statements for a description of current legal proceedings.
Item 1A. Risk Factors

Through the quarterly period covered by this report, there have been no material changes to the risk factors disclosed in Item 1A to Part I of Linde's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended March 31, 2024 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2024	927	$406.00	927	$15,989
February 2024	742	$424.79	742	$15,674
March 2024	743	$466.22	743	$15,327
First Quarter 2024	2,412	$430.33	2,412	$15,327

(1) On February 28, 2022, the company's board of directors approved the repurchase of $10.0 billion of its ordinary shares ("2022 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2022 program has a maximum repurchase amount of 15% of outstanding shares and began on March 1, 2022 and expires on July 31, 2024.
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

(2) As of March 31, 2024, the company repurchased $9.7 billion of its ordinary shares pursuant to the 2022 program. As of March 31, 2024, $0.3 billion and $15.0 billion of share repurchases remain authorized under the 2022 and 2023 programs, respectively.

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

Linde plc

(Registrant)

Date: May 2, 2024	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer