Form 10-Q
period 2024-06-30
LINDE PLC
filed 2024-08-02
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At June 30, 2024, 477,502,737 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2024	2023
Sales	$8,267	$8,204
Cost of sales, exclusive of depreciation and amortization	4,251	4,316
Selling, general and administrative	840	833
Depreciation and amortization	958	960
Research and development	36	35
Other charges	—	22
Other income (expense) - net	2	(27)
Operating Profit	2,184	2,011
Interest expense - net	70	52
Net pension and OPEB cost (benefit), excluding service cost	(49)	(45)
Income Before Income Taxes and Equity Investments	2,163	2,004
Income taxes	508	438
Income Before Equity Investments	1,655	1,566
Income from equity investments	45	46
Net Income (Including Noncontrolling Interests)	1,700	1,612
Less: noncontrolling interests	(37)	(37)
Net Income – Linde plc	$1,663	$1,575

Per Share Data – Linde plc Shareholders
Basic earnings per share	$3.46	$3.22
Diluted earnings per share	$3.44	$3.19

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	479,973	489,618
Diluted shares outstanding	483,177	493,549

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Sales	$16,367	$16,397
Cost of sales, exclusive of depreciation and amortization	8,467	8,747
Selling, general and administrative	1,700	1,655
Depreciation and amortization	1,907	1,908
Research and development	74	71
Other charges	—	40
Other income (expense) - net	60	(32)
Operating Profit	4,279	3,944
Interest expense - net	135	89
Net pension and OPEB cost (benefit), excluding service cost	(99)	(90)
Income Before Income Taxes and Equity Investments	4,243	3,945
Income taxes	971	868
Income Before Equity Investments	3,272	3,077
Income from equity investments	93	87
Net Income (Including Noncontrolling Interests)	3,365	3,164
Less: noncontrolling interests	(75)	(73)
Net Income – Linde plc	$3,290	$3,091

Per Share Data – Linde plc Shareholders
Basic earnings per share	$6.84	$6.30
Diluted earnings per share	$6.79	$6.25

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	480,943	490,727
Diluted shares outstanding	484,366	494,685

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,
	2024	2023
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,700	$1,612

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(280)	(96)
Income taxes	6	1
Translation adjustments	(274)	(95)
Funded status - retirement obligations (Note 7):
Retirement program remeasurements	11	(5)
Reclassifications to net income	(3)	(8)
Income taxes	(5)	2
Funded status - retirement obligations	3	(11)
Derivative instruments (Note 4):
Current unrealized gain (loss)	(13)	(9)
Reclassifications to net income	7	2
Income taxes	1	1
Derivative instruments	(5)	(6)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(276)	(112)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,424	1,500
Less: noncontrolling interests	(27)	(14)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,397	$1,486

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$3,365	$3,164

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,024)	133
Income taxes	6	1
Translation adjustments	(1,018)	134
Funded status - retirement obligations (Note 7):
Retirement program remeasurements	7	(254)
Reclassifications to net income	(6)	(16)
Income taxes	7	65
Funded status - retirement obligations	8	(205)
Derivative instruments (Note 4):
Current unrealized gain (loss)	(11)	(84)
Reclassifications to net income	7	(4)
Income taxes	—	17
Derivative instruments	(4)	(71)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,014)	(142)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	2,351	3,022
Less: noncontrolling interests	(50)	(48)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$2,301	$2,974

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$4,626	$4,664
Accounts receivable - net	5,001	4,718
Contract assets	226	196
Inventories	2,094	2,115
Prepaid and other current assets	896	927
Total Current Assets	12,843	12,620
Property, plant and equipment - net	24,575	24,552
Goodwill	26,365	26,751
Other intangible assets - net	11,851	12,399
Other long-term assets	4,581	4,489
Total Assets	$80,215	$80,811
Liabilities and equity
Accounts payable	$2,859	$3,020
Short-term debt	3,326	4,713
Current portion of long-term debt	1,261	1,263
Contract liabilities	1,767	1,901
Other current liabilities	4,291	4,820
Total Current Liabilities	13,504	15,717
Long-term debt	16,931	13,397
Other long-term liabilities	10,229	10,602
Total Liabilities	40,664	39,716
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity (Note 10):
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2024 and 2023 issued: 490,766,972 ordinary shares	1	1
Additional paid-in capital	39,560	39,812
Retained earnings	10,721	8,845
Accumulated other comprehensive income (loss)	(6,794)	(5,805)
Less: Treasury shares, at cost (2024 – 13,264,235 shares and 2023 – 8,321,827 shares)	(5,309)	(3,133)
Total Linde plc Shareholders’ Equity	38,179	39,720
Noncontrolling interests	1,359	1,362
Total Equity	39,538	41,082
Total Liabilities and Equity	$80,215	$80,811

The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$3,290	$3,091
Add: Noncontrolling interests	75	73
Net Income (including noncontrolling interests)	3,365	3,164
Adjustments to reconcile net income to net cash provided by operating activities:
Other charges, net of payments	(75)	(61)
Depreciation and amortization	1,907	1,908
Deferred income taxes	(184)	(61)
Share-based compensation	78	66
Working capital:
Accounts receivable	(422)	(175)
Inventory	(23)	(85)
Prepaid and other current assets	(62)	(39)
Payables and accruals	(393)	(458)
Contract assets and liabilities, net	(189)	117
Pension contributions	(24)	(25)
Long-term assets, liabilities and other	(95)	(293)
Net cash provided by (used for) operating activities	3,883	4,058
Investing
Capital expenditures	(2,181)	(1,688)
Acquisitions, net of cash acquired	(152)	(834)
Divestitures, net of cash divested and asset sales	22	24
Net cash provided by (used for) investing activities	(2,311)	(2,498)
Financing
Short-term debt borrowings (repayments) - net	(1,336)	(1,116)
Long-term debt borrowings	4,828	2,115
Long-term debt repayments	(957)	(1,641)
Issuances of ordinary shares	21	21
Purchases of ordinary shares	(2,481)	(1,767)
Cash dividends - Linde plc shareholders	(1,334)	(1,246)
Noncontrolling interest transactions and other	(217)	(22)
Net cash provided by (used for) financing activities	(1,476)	(3,656)
Effect of exchange rate changes on cash and cash equivalents	(134)	17
Change in cash and cash equivalents	(38)	(2,079)
Cash and cash equivalents, beginning-of-period	4,664	5,436
Cash and cash equivalents, end-of-period	$4,626	$3,357

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
2. Supplemental Information
Receivables

Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,956 million and $4,667 million at June 30, 2024 and December 31, 2023, respectively, and gross receivables aged greater than one year were $375 million and $354 million at June 30, 2024 and December 31, 2023, respectively. Other receivables were $128 million and $154 million at June 30, 2024 and December 31, 2023, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $5,001 million at June 30, 2024 and $4,718 million at December 31, 2023. Allowances for expected credit losses were $458 million at June 30, 2024 and $457 million at December 31, 2023.  Provisions for expected credit losses were $84 million and $83 million for the six months ended June 30, 2024 and 2023, respectively. The allowance activity in the six months ended June 30, 2024 and 2023 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.
Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	June 30, 2024	December 31, 2023
Inventories
Raw materials and supplies	$593	$614
Work in process	422	390
Finished goods	1,079	1,111
Total inventories	$2,094	$2,115

3. Debt
The following is a summary of Linde's outstanding debt at June 30, 2024 and December 31, 2023:

(Millions of dollars)	June 30, 2024	December 31, 2023
SHORT-TERM
Commercial paper	$3,019	$4,483
Other bank borrowings (primarily non U.S.)	307	230
Total short-term debt	3,326	4,713
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
1.20% Euro denominated notes due 2024 (c)	—	607
1.875% Euro denominated notes due 2024 (b) (e)	—	332
4.800% Notes due 2024	300	300
4.700% Notes due 2025	599	599
2.65% Notes due 2025	400	399
1.625% Euro denominated notes due 2025	535	550
3.625% Euro denominated notes due 2025	535	551
0.00% Euro denominated notes due 2026	751	774
3.20% Notes due 2026	725	724
3.434% Notes due 2026	199	198
1.652% Euro denominated notes due 2027	87	90
0.25% Euro denominated notes due 2027	803	827
1.00% Euro denominated notes due 2027	537	553
1.00% Euro denominated notes due 2028 (b)	762	780
3.00% Euro denominated notes due 2028 (d)	747	—
3.375% Euro denominated notes due 2029	800	824
1.10% Notes due 2030	697	697
1.90% Euro denominated notes due 2030	110	114
3.375% Euro denominated notes due 2030 (f)	799	—
1.375% Euro denominated notes due 2031	805	829
3.20% Euro denominated notes due 2031 (d)	909	—
0.55% Euro denominated notes due 2032	799	823
0.375% Euro denominated notes due 2033	530	546
3.625% Euro denominated notes due 2034	693	714
3.500% Euro denominated notes due 2034 (f)	795	—
1.625% Euro denominated notes due 2035	851	876
3.40% Euro denominated notes due 2036 (d)	743	—
3.55% Notes due 2042	665	666
3.75% Euro denominated notes due 2044 (f)	743	—
2.00% Notes due 2050	297	296
1.00% Euro denominated notes due 2051	732	755
Non U.S. borrowings	234	226
Other	10	10
	18,192	14,660
Less: current portion of long-term debt	(1,261)	(1,263)
Total long-term debt	16,931	13,397
Total debt	$21,518	$19,373

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)June 30, 2024 and December 31, 2023 included a cumulative $38 million and $46 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 4.
(c)In February 2024, Linde repaid €550 million of 1.20% notes that became due.
(d)In February 2024, Linde issued €700 million of 3.00% notes due in 2028, €850 million of 3.20% notes due in 2031 and €700 million of 3.40% notes due in 2036.
(e)In May 2024, Linde repaid €300 million of 1.875% notes that became due.
(f)In June 2024, Linde issued €750 million of 3.375% notes due in 2030, €750 million of 3.500% notes due in 2034 and €700 million of 3.75% notes due in 2044.

The company maintains a $5 billion and a $1.5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expire on December 7, 2027 and December 4, 2024, respectively. There are no financial maintenance covenants contained within the credit agreements. No borrowings were outstanding under the credit agreements as of June 30, 2024.
The weighted-average interest rates of short-term borrowings outstanding were 4.2% and 4.8% as of June 30, 2024 and December 31, 2023, respectively.

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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of June 30, 2024, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2024 and December 31, 2023 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$7,556	$4,567	$39	$46	$42	$26
Forecasted transactions	206	335	2	11	3	6
Total	$7,762	$4,902	$41	$57	$45	$32
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$562	$749	$5	$20	$1	$4
Commodity contracts	N/A	N/A	10	3	20	7
Interest rate swaps	—	1,214	—	1	—	4
Total Hedges	$562	$1,963	$15	$24	$21	$15
Total Derivatives	$8,324	$6,865	$56	$81	$66	$47

(a)Amounts as of June 30, 2024 and December 31, 2023 included current assets of $53 million and $73 million which are recorded in prepaid and other current assets; long-term assets of $3 million and $8 million which are recorded in other long-term assets; current liabilities of $61 million and $41 million which are recorded in other current liabilities; and long-term liabilities of $5 million and $6 million which are recorded in other long-term liabilities.

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

Net Investment Hedges

As of June 30, 2024, Linde has €16.8 billion ($18.2 billion) Euro-denominated notes and intercompany loans and ¥4.7 billion ($0.7 billion) CNY-denominated intercompany loans that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred gain recorded within cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $453 million (deferred gain of $135 million and $409 million in the consolidated statement of comprehensive income for the quarter and six months ended June 30, 2024, respectively).

As of June 30, 2024, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is a gain of $56 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statements of income.

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

Derivatives' Impact on Consolidated Statements of Income
The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(2)	$(44)	$(17)	$(83)
Other balance sheet items	2	(1)	(5)	(2)
Total	$—	$(45)	$(22)	$(85)

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

The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the six months ended June 30, 2024 and 2023, respectively. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Assets
Derivative assets	$—	$—	$56	$81	$—	$—
Investments and securities*	17	16	—	—	11	12
Total	$17	$16	$56	$81	11	$12

Liabilities
Derivative liabilities	$—	$—	$66	$47	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At June 30, 2024, the estimated fair value of Linde’s long-term debt portfolio was $16,598 million versus a carrying value of $18,192 million. At December 31, 2023, the estimated fair value of Linde’s long-term debt portfolio was $13,337 million versus a carrying value of $14,660 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

6. Earnings Per Share – Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator (Millions of dollars)
Net Income – Linde plc	$1,663	$1,575	$3,290	$3,091
Denominator (Thousands of shares)
Weighted average shares outstanding	479,130	489,061	480,246	490,201
Shares earned and issuable under compensation plans	843	557	697	526
Weighted average shares used in basic earnings per share	479,973	489,618	480,943	490,727
Effect of dilutive securities
Stock options and awards	3,204	3,931	3,423	3,958
Weighted average shares used in diluted earnings per share	483,177	493,549	484,366	494,685
Basic Earnings Per Share	$3.46	$3.22	$6.84	$6.30
Diluted Earnings Per Share	$3.44	$3.19	$6.79	$6.25
The weighted-average of antidilutive securities excluded from the calculation of diluted earnings per share was 353,145 and 225,739 for the quarter and six months ended June 30, 2024, respectively. There were no antidilutive securities in the respective 2023 periods.
7. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and six months ended June 30, 2024 and 2023 are shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Amount recognized in Operating Profit
Service cost	$21	$21	$42	$42
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	91	94	182	186
Expected return on plan assets	(137)	(131)	(275)	(260)
Net amortization and deferral	(3)	(8)	(6)	(16)
	(49)	(45)	(99)	(90)
Net periodic benefit cost (benefit)	$(28)	$(24)	$(57)	$(48)
Components of net periodic benefit expense for other post-retirement plans for the quarter and six months ended June 30, 2024 and 2023 were not material.
Linde estimates that 2024 required contributions to its pension plans will be in the range of approximately $30 million to $40 million, of which $24 million have been made through June 30, 2024.

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
•At June 30, 2024, the most significant non-income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $110 million. Linde has not recorded any liabilities related to such claims based on management judgment and opinions of outside counsel.
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

In accordance with the dispute resolution provisions of the agreements, in 2023, Linde filed a notice of arbitration with the Hong Kong International Arbitration Centre ("HKIAC") against RCA to claim that (i) RCA has no entitlement to payment, (ii) RCA’s Russian Claims are in breach of the arbitration agreement which requires HKIAC arbitration, and (iii) RCA must compensate Linde for the losses and damages caused by the injunction. Additionally, Linde filed for and obtained an anti-suit injunction from a Hong Kong court against RCA directing RCA to seek a stay of the claims and ordering it to resolve any disputes in accordance with HKIAC arbitration.

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

In February 2024, the St. Petersburg Court decided the GPP Claim in favor of RCA. Linde appealed this decision unsuccessfully in March 2024. Linde expects RCA to enforce the decision by seizing assets that were previously frozen by the court. Linde intends to claim all damages related to or rising from RCA's enforcement of the decision in the HKIAC arbitration proceedings.

Linde does not expect a material adverse impact on earnings from this decision given the liability recorded as of June 30, 2024 and the immaterial remaining investment value of its deconsolidated Russia subsidiaries. As of June 30, 2024, Linde has a contingent liability of $1.2 billion recorded in Other long-term liabilities, which represents advance payments previously recorded in contract liabilities related to terminated engineering projects with RCA. As a result of the contract terminations, Linde no longer has future performance obligations for these projects.

It is difficult to estimate the timing of resolution of these matters. The company intends to vigorously defend its interests in both the Russian Claims and arbitration proceedings.

9. Segments

For a description of Linde plc's operating segments, refer to Note 18 to the consolidated financial statements on Linde plc's 2023 Annual Report on Form 10-K.
The table below presents sales and operating profit information about reportable segments and Other for the quarter and six months ended June 30, 2024 and 2023.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
SALES(a)
Americas	$3,655	$3,541	$7,215	$7,092
EMEA	2,091	2,160	4,182	4,337
APAC	1,657	1,683	3,248	3,281
Engineering	544	495	1,083	1,035
Other	320	325	639	652
Total sales	$8,267	$8,204	$16,367	$16,397

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
SEGMENT OPERATING PROFIT
Americas	$1,159	$1,070	$2,247	$2,095
EMEA	704	630	1,391	1,237
APAC	474	472	921	895
Engineering	96	107	196	256
Other	(11)	7	8	9
Segment operating profit	2,422	2,286	4,763	4,492
Other charges	—	(22)	—	(40)
Purchase accounting impacts - Linde AG (b)	(238)	(253)	(484)	(508)
Total operating profit	$2,184	$2,011	$4,279	$3,944

(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were $485 million and $876 million for the quarter and six months ended June 30, 2024, respectively, and $335 million and $629 million for the respective 2023 periods.
(b)Represents purchase accounting impacts related to the 2018 merger.

10. Equity
A summary of the changes in total equity for the quarter and six months ended June 30, 2024 and 2023 is provided below:

	Quarter Ended June 30,
(Millions of dollars)	2024			2023
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$38,829	$1,387	$40,216	$39,970	$1,353	$41,323
Net income (a)	1,663	37	1,700	1,575	37	1,612
Other comprehensive income (loss)	(266)	(10)	(276)	(89)	(23)	(112)
Noncontrolling interests:
Additions (reductions)	—	—	—	(11)	(7)	(18)
Dividends and other capital changes	—	(55)	(55)	—	(36)	(36)
Dividends to Linde plc ordinary share holders ($1.39 per share in 2024 and $1.275 per share in 2023)	(665)	—	(665)	(623)	—	(623)
Issuances of ordinary shares:
For employee savings and incentive plans	(15)	—	(15)	(35)	—	(35)
Purchases of ordinary shares	(1,407)	—	(1,407)	(912)	—	(912)
Share-based compensation	40	—	40	36	—	36
Balance, end of period	$38,179	$1,359	$39,538	$39,911	$1,324	$41,235

	Six Months Ended June 30,
(Millions of dollars)	2024			2023
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$39,720	$1,362	$41,082	$40,028	$1,346	$41,374
Net income (a)	3,290	75	3,365	3,091	73	3,164
Other comprehensive income (loss)	(989)	(25)	(1,014)	(117)	(25)	(142)
Noncontrolling interests:
Additions (reductions)	—	11	11	(11)	(5)	(16)
Dividends and other capital changes	—	(64)	(64)	—	(65)	(65)
Dividends to Linde plc ordinary share holders ($2.78 per share in 2024 and $2.55 per share in 2023)	(1,334)	—	(1,334)	(1,246)	—	(1,246)
Issuances of ordinary shares:
For employee savings and incentive plans	(141)	—	(141)	(98)	—	(98)
Purchases of ordinary shares	(2,445)	—	(2,445)	(1,802)	—	(1,802)
Share-based compensation	78	—	78	66	—	66
Balance, end of period	$38,179	$1,359	$39,538	$39,911	$1,324	$41,235
(a) Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarter and six months ended June 30, 2024 and 2023 and which is not part of total equity.

The components of Accumulated other comprehensive income (loss) are as follows:

	June 30,	December 31,
(Millions of dollars)	2024	2023
Cumulative translation adjustment - net of taxes:
Americas	$(4,055)	$(3,618)
EMEA	(1,100)	(737)
APAC	(1,433)	(1,037)
Engineering	(248)	(93)
Other	471	113
	(6,365)	(5,372)
Derivatives - net of taxes	3	7
Pension / OPEB (net of $67 million and $60 million tax benefit at June 30, 2024 and December 31, 2023, respectively)	(432)	(440)
	$(6,794)	$(5,805)

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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $226 million and $196 million at June 30, 2024 and December 31, 2023, respectively. Total contract liabilities are $2,820 million at June 30, 2024 (current contract liabilities of $1,767 million and $1,053 million within other long-term liabilities in the condensed consolidated balance sheets). As of June 30, 2024, Linde has approximately $397 million recorded in contract liabilities related to engineering projects in Russia subject to sanctions. Total contract liabilities were $2,950 million at December 31, 2023 (current contract liabilities of $1,901 million and $1,049 million within other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the six months ended June 30, 2024 that was included in the contract liability at December 31, 2023 was $674 million. Contract assets and liabilities primarily relate to the Engineering business.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarter and six months ended, June 30, 2024 and June 30, 2023.

(Millions of dollars)	Quarter Ended June 30, 2024
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,178	$691	$568	$—	$52	$2,489	30%
On-Site	807	412	668	—	—	1,887	23%
Packaged Gas	1,616	969	348	—	7	2,940	36%
Other	54	19	73	544	261	951	11%
Total	$3,655	$2,091	$1,657	$544	$320	$8,267	100%

(Millions of dollars)	Quarter Ended June 30, 2023
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,094	$704	$570	$—	$53	$2,421	30%
On-Site	756	493	677	—	—	1,926	23%
Packaged Gas	1,638	946	366	—	12	2,962	36%
Other	53	17	70	495	260	895	11%
Total	$3,541	$2,160	$1,683	$495	$325	$8,204	100%

(Millions of dollars)	Six Months Ended June 30, 2024
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$2,295	$1,377	$1,096	$—	$107	$4,875	30%
On-Site	1,589	853	1,336	—	—	3,778	23%
Packaged Gas	3,222	1,920	670	—	14	5,826	36%
Other	109	32	146	1,083	518	1,888	11%
Total	$7,215	$4,182	$3,248	$1,083	$639	$16,367	100%

(Millions of dollars)	Six Months Ended June 30, 2023
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$2,137	$1,404	$1,122	$—	$108	$4,771	29%
On-Site	1,560	1,031	1,321	—	—	3,912	24%
Packaged Gas	3,276	1,874	721	—	32	5,903	36%
Other	119	28	117	1,035	512	1,811	11%
Total	$7,092	$4,337	$3,281	$1,035	$652	$16,397	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. The company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $50 billion. This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next five years and the remaining thereafter.

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

Consolidated Results
The following table provides summary information for the quarters and six months ended June 30, 2024 and 2023. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars, except per share data)	2024	2023	Variance	2024	2023	Variance
Sales	$8,267	$8,204	1%	$16,367	$16,397	—%
Cost of sales, exclusive of depreciation and amortization	$4,251	$4,316	(2)%	$8,467	$8,747	(3)%
As a percent of sales	51.4%	52.6%		51.7%	53.3%
Selling, general and administrative	$840	$833	1%	$1,700	$1,655	3%
As a percent of sales	10.2%	10.2%		10.4%	10.1%
Depreciation and amortization	$958	$960	—%	$1,907	$1,908	—%
Other charges	$—	$22	(100)%	$—	$40	(100)%
Other income (expense) - net	$2	$(27)	107%	$60	$(32)	288%
Operating profit	$2,184	$2,011	9%	$4,279	$3,944	8%
Operating margin	26.4%	24.5%		26.1%	24.1%
Interest expense - net	$70	$52	35%	$135	$89	52%
Net pension and OPEB cost (benefit), excluding service cost	$(49)	$(45)	9%	$(99)	$(90)	10%
Effective tax rate	23.5%	21.9%		22.9%	22.0%
Income from equity investments	$45	$46	(2)%	$93	$87	7%
Noncontrolling interests	$(37)	$(37)	—%	$(75)	$(73)	3%
Net Income – Linde plc	$1,663	$1,575	6%	$3,290	$3,091	6%
Diluted earnings per share	$3.44	$3.19	8%	$6.79	$6.25	9%
Diluted shares outstanding	483,177	493,549	(2)%	484,366	494,685	(2)%
Number of employees	65,987	66,270	—%	65,987	66,270	—%
Adjusted Amounts (a)
Operating profit	$2,422	$2,286	6%	$4,763	$4,492	6%
Operating margin	29.3%	27.9%		29.1%	27.4%
Effective tax rate	23.5%	23.7%		23.1%	23.9%
Net Income – Linde plc	$1,859	$1,760	6%	$3,680	$3,453	7%
Diluted earnings per share	$3.85	$3.57	8%	$7.60	$6.98	9%
Other Financial Data (a)
EBITDA	$3,187	$3,017	6%	$6,279	$5,939	6%
As percent of sales	38.6%	36.8%		38.4%	36.2%
Adjusted EBITDA	$3,206	$3,059	5%	$6,322	$6,022	5%
As percent of sales	38.8%	37.3%		38.6%	36.7%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Reported
In the second quarter of 2024, Linde's sales were $8,267 million, $63 million above prior year. The increase in sales was driven by 3% higher price attainment. Engineering increased sales by 1% in the quarter. Volumes were flat in the quarter versus the 2023 respective period, as base volume declines were largely offset by new project start-ups. Currency translation decreased sales by 2% in the quarter driven primarily by the weakening of the Brazilian real, Chinese yuan and Euro against the U.S. Dollar. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, decreased sales by 1% in the quarter, with minimal impact on operating profit.

Reported operating profit for the second quarter of 2024 of $2,184 million, or 26.4% of sales, was 9% above prior year. The reported year-over-year increase was primarily driven by higher pricing and productivity initiatives which more than offset adverse impacts from cost inflation and currency translation. The reported effective tax rate ("ETR") was 23.5% in the second quarter 2024 versus 21.9% in the second quarter 2023. Diluted earnings per share ("EPS") was $3.44, or 8% above EPS of $3.19 in the second quarter of 2023, primarily due to higher net income - Linde plc and lower diluted shares outstanding.

Adjusted
In the second quarter of 2024, adjusted operating profit of $2,422 million, or 29.3% of sales, was 6% higher as compared to 2023, driven by higher pricing, and productivity initiatives, partially offset by cost inflation and currency translation. The adjusted ETR was 23.5% in the second quarter 2024 versus 23.7% in the 2023 quarter. On an adjusted basis, EPS was $3.85, 8% above the 2023 adjusted EPS of $3.57, driven by higher adjusted net income - Linde plc and lower diluted shares outstanding.
Outlook

Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	—%	—%
Price/Mix	3%	2%
Cost pass-through	(1)%	(1)%
Currency	(2)%	(1)%
Acquisitions/divestitures	—%	—%
Engineering	1%	—%
	1%	—%

Sales
Sales increased $63 million or 1% for the second quarter of 2024 and decreased $30 million for the six months ended June 30, 2024 versus the respective 2023 periods. Higher pricing contributed 3% to sales in the quarter and 2% in the year-to-date period. Engineering increased sales by 1% in the quarter and was flat in the year-to-date period. Currency translation decreased sales by 2% in the quarter and 1% in the year-to-date period versus the respective 2023 periods driven primarily by the weakening of the Brazilian real, Chinese yuan and Euro against the U.S. Dollar. Cost pass-through decreased sales by 1% in both the quarter and year-to-date periods, with minimal impact on operating profit. Volumes were flat in both the quarter and year-to-date periods versus 2023, as base volume declines were largely offset by new project start-ups.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization decreased $65 million, or 2%, for the second quarter of 2024 and decreased $280 million, or 3% for the six months ended June 30, 2024 primarily due to lower cost pass-through and productivity gains which more than offset cost inflation. Cost of sales, exclusive of depreciation and amortization was 51.4% and 51.7% of sales, respectively, for the second quarter and six months ended June 30, 2024 versus 52.6% and 53.3% for the respective 2023 periods. The decrease as a percentage of sales in the quarter was primarily due to higher pricing and lower cost pass-through.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $7 million, or 1%, for the second quarter of 2024 and increased $45 million or 3% for the six months ended June 30, 2024 driven by higher costs. SG&A was 10.2% of second quarter sales for both 2023 and 2024. In the year-to-date period SG&A was 10.4% and 10.1% of sales versus the respective 2023 period.
Depreciation and amortization
Reported depreciation and amortization expense decreased $2 million for the second quarter of 2024 and decreased $1 million, for the six months ended June 30, 2024.
On an adjusted basis, depreciation and amortization increased $12 million, for the second quarter of 2024 and increased $23 million for the year-to-date period driven by new project start ups.
Other charges
There were no other charges for the quarter and six months ended June 30, 2024 and other charges of $22 million and $40 million for the respective 2023 periods.

On an adjusted basis, these benefits and costs have been excluded in both periods.

Other income (expense) - net
Reported other income (expense) - net was a benefit of $2 million for the second quarter of 2024 and $60 million for the year-to-date period driven by $43 million in insurance recoveries primarily within the Other segment recognized during the first quarter.
Operating profit
On a reported basis, operating profit increased $173 million, or 9%, for the second quarter of 2024 and increased $335 million, or 8%, for the six months ended June 30, 2024. The increase in the quarter and year-to-date periods of 2024 was primarily due to higher pricing, savings from productivity initiatives and lower other charges, which more than offset the adverse impacts of cost inflation and currency.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as other charges, operating profit increased $136 million, or 6% in the second quarter of 2024 and increased $271 million, or 6% for the six months ended June 30, 2024. Operating profit growth was driven by higher pricing and productivity initiatives, which more than offset the effects of cost inflation and currency during the quarter and year-to-date periods of 2024. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net increased $18 million for the second quarter of 2024 and increased $46 million for the six months ended June 30, 2024. On an adjusted basis, interest expense increased $15 million for the second quarter of 2024 and increased $36 million for the six months ended June 30, 2024 versus the respective 2023 period. The increase in both periods was driven primarily by higher interest rates on debt.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost were benefits of $49 million and $99 million for the quarter and six months ended June 30, 2024, respectively, versus $45 million and $90 million for the respective 2023 periods. The increase in the benefit primarily relates to higher expected return on assets and lower amortization of deferred losses year-over-year.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter and six months ended June 30, 2024 was 23.5% and 22.9% versus 21.9% and 22.0% for the respective 2023 periods. The increase in the quarter rate is primarily related a 2023 tax refund that did not repeat in 2024, partially offset by tax benefits from a repatriation in the current year. The increase in the year to date rate is primarily related to a prior year benefit from a net decrease in the company’s uncertain tax positions and a tax refund. Effective January 1, 2024, Linde is subject to the 15% global minimum tax rate provisions of the OECD’s framework for Pillar Two, the implementation of which did not have a significant impact on the effective tax rate for the quarter or year-to-date periods.

On an adjusted basis, the ETR for the quarter and six months ended June 30, 2024 was 23.5% and 23.1% versus 23.7% and 23.9% for the respective 2023 periods. The decrease in the year-to-date rate is primarily due to tax benefits from a repatriation and higher tax benefits from share based compensation.

Income from equity investments
Reported income from equity investments for the second quarter and six months ended June 30, 2024 was $45 million and $93 million versus $46 million and $87 million for the respective 2023 periods.
On an adjusted basis, income from equity investments for the second quarter and six months ended June 30, 2024 was $63 million and $129 million versus $64 million and $123 million for the respective 2023 periods.
Noncontrolling interests
At June 30, 2024, noncontrolling interests consisted primarily of non-controlling shareholders' investments in APAC (primarily China). Reported noncontrolling interests income was $37 million for the second quarter of 2024 and the respective 2023 period. For the six months ended June 30, 2024 noncontrolling interests income was $75 million versus $73 million in the respective 2023 period.
Net Income – Linde plc
Reported net income - Linde plc increased $88 million, or 6%, for the second quarter of 2024 and increased $199 million, or 6%, for the six months ended June 30, 2024 versus the respective 2023 periods.
On an adjusted basis, which excludes the impacts of purchase accounting and other charges, net income - Linde plc increased $99 million, or 6%, for the second quarter of 2024 and increased $227 million, or 7%, for the six months ended June 30, 2024 versus the respective 2023 periods.
On both a reported and adjusted basis, the increase was driven by higher operating profit.
Diluted earnings per share
Reported diluted earnings per share increased $0.25, or 8%, for the second quarter of 2024 and increased $0.54, or 9%, for the six months ended June 30, 2024 versus the respective 2023 periods.
On an adjusted basis, diluted EPS increased $0.28, or 8%, for the second quarter of 2024 and increased $0.62, or 9% for the six months ended June 30, 2024 versus the respective 2023 periods.
The increase on both a reported and adjusted basis is primarily due to higher net income - Linde plc and lower diluted shares outstanding.

Employees
The number of employees at June 30, 2024 was 65,987, a decrease of 283 employees from June 30, 2023.
Other Financial Data
EBITDA was $3,187 million for the second quarter of 2024 as compared to $3,017 million in the respective 2023 period. EBITDA was $6,279 million for the six months ended June 30, 2024 as compared to $5,939 million in the respective 2023 period. The increase was driven by higher net income - Linde plc versus prior year.
Adjusted EBITDA increased to $3,206 million for the second quarter 2024 from $3,059 million in the respective 2023 period. Adjusted EBITDA was $6,322 million for the six months ended June 30, 2024 as compared to $6,022 million in the respective 2023 period. The higher EBITDA was primarily due to higher net income - Linde plc versus the respective prior periods.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive losses for the second quarter and six months ended June 30, 2024 were $276 million and $1,014 million, respectively. The loss in the quarter and year-to-date period resulted primarily from currency translation adjustments of $274 million and $1,018 million, respectively. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 10 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.
Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statements of Income.

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
SALES
Americas	$3,655	$3,541	3%	$7,215	$7,092	2%
EMEA	2,091	2,160	(3)%	4,182	4,337	(4)%
APAC	1,657	1,683	(2)%	3,248	3,281	(1)%
Engineering	544	495	10%	1,083	1,035	5%
Other	320	325	(2)%	639	652	(2)%
Total sales	$8,267	$8,204	1%	$16,367	$16,397	—%

SEGMENT OPERATING PROFIT
Americas	$1,159	$1,070	8%	$2,247	$2,095	7%
EMEA	704	630	12%	1,391	1,237	12%
APAC	474	472	—%	921	895	3%
Engineering	96	107	(10)%	196	256	(23)%
Other	(11)	7	(257)%	8	9	(11)%
Segment operating profit	$2,422	$2,286	6%	$4,763	$4,492	6%
Reconciliation to reported operating profit:
Other charges	—	(22)		—	(40)
Purchase accounting impacts - Linde AG	(238)	(253)		(484)	(508)
Total operating profit	$2,184	$2,011		$4,279	$3,944

Americas

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
Sales	$3,655	$3,541	3%	$7,215	$7,092	2%

Operating profit	$1,159	$1,070	8%	$2,247	$2,095	7%
As a percent of sales	31.7%	30.2%		31.1%	29.5%

	Quarter Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	—%	—%
Price/Mix	4%	3%
Cost pass-through	—%	(1)%
Currency	(1)%	(1)%
Acquisitions/divestitures	—%	1%
	3%	2%

The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.

Sales
Sales for the Americas segment increased $114 million, or 3%, in the second quarter and increased $123 million, or 2% for the six months ended June 30, 2024 versus the respective 2023 periods. Higher pricing contributed 4% to sales in the quarter and 3% in the year-to-date period. Cost pass-through was flat in the second quarter and decreased sales 1% in the year-to-date period with minimal impact on operating profit. Currency translation decreased sales by 1% in both the quarter and year-to-date periods driven primarily by the weakening of the Brazilian real against the U.S. Dollar. Volumes were flat in the second quarter and year-to-date period as contributions from project start-ups were largely offset by base volume declines.
Operating profit
Operating profit in the Americas segment increased $89 million, or 8%, in the second quarter and increased $152 million, or 7%, for the six months ended June 30, 2024 versus the respective 2023 periods, driven primarily by higher pricing and continued productivity initiatives which more than offset cost inflation.
EMEA

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
Sales	$2,091	$2,160	(3)%	$4,182	$4,337	(4)%

Operating profit	$704	$630	12%	$1,391	$1,237	12%
As a percent of sales	33.7%	29.2%		33.3%	28.5%

	Quarter Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(1)%	(2)%
Price/Mix	3%	3%
Cost pass-through	(4)%	(5)%
Currency	(1)%	—%
Acquisitions/divestitures	—%	—%
	(3)%	(4)%

The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, United Kingdom, France, the Republic of South Africa and Sweden.

Sales
EMEA segment sales decreased by $69 million, or 3%, in the second quarter and decreased $155 million or 4% for the six months ended June 30, 2024 compared to the respective 2023 periods. Higher price attainment increased sales by 3% in the quarter and year-to-date periods. Volumes decreased sales by 1% in the quarter and 2% in the year-to-date period driven by the metals and mining end market. Cost pass-through decreased sales by 4% in the quarter and 5% in the year-to-date period with minimal impact on operating profit. Currency translation decreased sales by 1% in the quarter driven primarily by the weakening of the Euro against the U.S. Dollar and was flat in the year-to-date period.
Operating Profit
Operating profit for the EMEA segment increased by $74 million, or 12%, in the second quarter and increased by $154 million, or 12% for the six months ended June 30, 2024 compared to the respective 2023 periods. The increase in operating profit in the second quarter and year-to-date period was driven primarily by higher pricing and continued productivity initiatives, partially offset by cost inflation and lower volumes.
APAC

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
Sales	$1,657	$1,683	(2)%	$3,248	$3,281	(1)%

Operating profit	$474	$472	—%	$921	$895	3%
As a percent of sales	28.6%	28.0%		28.4%	27.3%

	Quarter Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/Equipment	—%	2%
Price/Mix	—%	—%
Cost pass-through	1%	(1)%
Currency	(3)%	(2)%
Acquisitions/divestitures	—%	—%
	(2)%	(1)%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.
Sales
Sales for the APAC segment decreased $26 million, or 2% in the second quarter and decreased $33 million, or 1%, for the six months ended June 30, 2024 versus the respective 2023 periods. Pricing was flat in the quarter and year-to-date periods. Volumes were flat in the quarter and increased 2% for year-to-date period including project start-ups in the electronics and chemicals and energy end markets. Currency translation decreased sales by 3%, in the quarter and 2% for the year-to-date period driven primarily by the weakening of the Australian dollar, Korean won and Chinese yuan against the U.S. dollar.
Operating profit
Operating profit in the APAC segment increased $2 million in the second quarter and increased $26 million, or 3% in the six months ended June 30, 2024 versus the respective 2023 periods, driven by continued productivity initiatives which more than offset the impact of currency and cost inflation.

Engineering

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
Sales	$544	$495	10%	$1,083	$1,035	5%

Operating profit	$96	$107	(10)%	$196	$256	(23)%
As a percent of sales	17.6%	21.6%		18.1%	24.7%

	Quarter Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
	% Change	% Change
Factors Contributing to Changes - Sales
Currency	(1)%	—%
Other	11%	5%
	10%	5%
Sales
Engineering segment sales increased $49 million, or 10%, in the second quarter and increased 48 million, or 5%, in the six months ended June 30, 2024 as compared to the respective 2023 periods driven by project timing.

Operating profit
Engineering segment operating profit decreased $11 million, or 10%, in the second quarter and decreased $60 million or 23% in the six months ended June 30, 2024 compared to the respective 2023 period due to prior year's benefit from higher margin on lawful wind down of projects subject to sanctions in Russia.
Other

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
Sales	$320	$325	(2)%	$639	$652	(2)%

Operating profit (loss)	$(11)	$7	(257)%	$8	$9	(11)%
As a percent of sales	(3.4)%	2.2%		1.3%	1.4%

	Quarter Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/price	(1)%	(2)%
Currency	(1)%	—%
Acquisitions/divestitures	—%	—%
	(2)%	(2)%

Other consists of corporate costs and a few smaller businesses including Linde Advanced Material Technologies (LAMT) and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other decreased $5 million for the second quarter and decreased $13 million for the six months ended June 30, 2024 versus the respective 2023 periods. Underlying sales decreased 1% in the quarter and 2% in the year-to-date periods due to lower volumes in the helium business. The impact of currency translation decreased sales by 1% in the quarter and was flat in the year-to-date period.
Operating profit
Operating profit in Other decreased $18 million in the second quarter and decreased $1 million, or 11% in the six months ended June 30, 2024 versus the respective 2023 periods. The decrease in the quarter was driven by higher costs due to helium, which was partially offset by an insurance recovery for the coatings business in the year-to-date period.

Currency
The results of Linde's non-U.S. operations are translated to the company’s reporting currency, the U.S. dollar, from the functional currencies. For most operations, Linde uses the local currency as its functional currency. There is inherent variability and unpredictability in the relationship of these functional currencies to the U.S. dollar and such currency movements may materially impact Linde's results of operations in any given periods.
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2024 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2024	2023	2024	2023
Euro	18%	0.93	0.93	0.93	0.92
Chinese yuan	7%	7.22	6.93	7.27	7.10
British pound	5%	0.79	0.81	0.79	0.79
Australian dollar	4%	1.52	1.48	1.50	1.47
Brazilian real	4%	5.08	5.07	5.59	4.86
Mexican peso	4%	17.10	18.15	18.32	16.97
Canadian dollar	3%	1.36	1.35	1.37	1.32
Korean won	3%	1,350	1,295	1,377	1,288
Indian rupee	2%	83.23	82.21	83.39	83.21
South African rand	1%	18.73	18.19	18.19	18.36
Swedish krona	1%	10.54	10.49	10.60	10.07
Thailand bhat	1%	36.17	34.19	36.70	34.14

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six months ended June 30,
	2024	2023
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$3,365	$3,164
Non-cash charges (credits):
Add: Depreciation and amortization	1,907	1,908
Add: Deferred income taxes	(184)	(61)
Add: Share-based compensation	78	66
Add: Other charges, net of payments	(75)	(61)
Net income adjusted for non-cash charges	5,091	5,016
Less: Working capital	(1,089)	(640)
Less: Pension contributions	(24)	(25)
Other	(95)	(293)
Net cash provided by (used for) operating activities	$3,883	$4,058
INVESTING ACTIVITIES
Capital expenditures	(2,181)	(1,688)
Acquisitions, net of cash acquired	(152)	(834)
Divestitures, net of cash divested and asset sales	22	24
Net cash provided by (used for) investing activities	$(2,311)	$(2,498)
FINANCING ACTIVITIES
Debt increase (decrease) - net	2,535	(642)
Issuances (purchases) of common stock - net	(2,460)	(1,746)
Cash dividends - Linde plc shareholders	(1,334)	(1,246)
Noncontrolling interest transactions and other	(217)	(22)
Net cash provided by (used for) financing activities	$(1,476)	$(3,656)

Effect of exchange rate changes on cash and cash equivalents	$(134)	$17
Cash and cash equivalents, end-of-period	$4,626	$3,357

Cash Flow from Operations

Cash provided by operations of $3,883 million for the six months ended June 30, 2024 decreased $175 million, or 4%, versus 2023. The decrease was driven primarily by higher net working capital requirements including lower inflows from contract liabilities from engineering customer advanced payments and higher cash taxes and interest, partially offset by higher net income adjusted for non-cash charges.

Linde estimates that total 2024 required contributions to its pension plans will be in the range of approximately $30 million to $40 million, of which $24 million has been made through June 30, 2024.
Investing

Net cash used for investing activities of $2,311 million for the six months ended June 30, 2024 decreased $187 million versus 2023, due to lower acquisitions, net of cash acquired, partially offset by higher capital expenditures.

Capital expenditures for the six months ended June 30, 2024 were $2,181 million, $493 million higher than the prior year due primarily to investments in new plant and production equipment for backlog growth requirements.

At June 30, 2024, Linde's sale of gas backlog of large projects under construction was approximately $4.7 billion. This represents the total estimated capital cost of large plants under construction.

Acquisitions, net of cash acquired were $152 million for the six months ended June 30, 2024 and relate primarily to packaged gas businesses in the Americas. Acquisitions, net of cash acquired were $834 million, for the six months ended June 30, 2023 and related primarily to the acquisition of nexAir in the Americas.

Divestitures, net of cash divested and asset sales for the six months ended June 30, 2024 and 2023 were $22 million and $24 million, respectively.

Financing

Cash used for financing activities was $1,476 million for the six months ended June 30, 2024 as compared to $3,656 million for the six months ended June 30, 2023. Cash provided by debt was $2,535 million in 2024 versus cash used for debt of $642 million in 2023, driven primarily by higher net debt issuances. In February 2024, Linde repaid €550 million of 1.20% notes that became due and issued €700 million of 3.00% notes due in 2028, €850 million of 3.20% notes due in 2031 and €700 million of 3.40% notes due in 2036. In May 2024, Linde repaid €300 million of 1.875% notes that became due. In June 2024 Linde issued €750 million of 3.375% notes due in 2030, €750 million of 3.500% notes due in 2034 and €700 million of 3.75% notes due in 2044.

Net purchases of ordinary shares were $2,460 million in 2024 versus $1,746 million in 2023. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash dividends of $1,334 million increased $88 million from 2023 driven primarily by a 9% increase in quarterly dividends per share from $1.275 per share to $1.39 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $217 million for the six months ended June 30, 2024 versus cash used of $22 million for the respective 2023 period.

The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world. The company had $4.6 billion of cash as of June 30, 2024, and has a $5 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreements as of June 30, 2024. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted Operating Profit and Operating Margin
Reported operating profit	$2,184	$2,011	$4,279	$3,944
Add: Other charges	—	22	—	40
Add: Purchase accounting impacts - Linde AG (c)	238	253	484	508
Total adjustments	238	275	484	548
Adjusted operating profit	$2,422	$2,286	$4,763	$4,492

Reported percentage change	9%		8%
Adjusted percentage change	6%		6%

Reported sales	$8,267	$8,204	$16,367	$16,397

Reported operating margin	26.4%	24.5%	26.1%	24.1%
Adjusted operating margin	29.3%	27.9%	29.1%	27.4%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$958	$960	$1,907	$1,908
Less: Purchase accounting impacts - Linde AG (c)	(237)	(251)	(477)	(501)
Adjusted depreciation and amortization	$721	$709	$1,430	$1,407

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$2	$(27)	$60	$(32)
Less: Purchase accounting impacts - Linde AG (c)	(1)	(2)	(7)	(7)
Adjusted Other Income (Expense) - net	$3	$(25)	$67	$(25)

Adjusted Interest Expense - Net
Reported interest expense - net	$70	$52	$135	$89
Add: Purchase accounting impacts - Linde AG (c)	1	4	3	13
Adjusted interest expense - net	$71	$56	$138	$102

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted Income Taxes (a)
Reported income taxes	$508	$438	$971	$868
Add: Purchase accounting impacts - Linde AG (c)	56	67	116	124
Add: Other charges	—	34	5	79
Total adjustments	56	101	121	203
Adjusted income taxes	$564	$539	$1,092	$1,071

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$2,163	$2,004	$4,243	$3,945
Add: Purchase accounting impacts - Linde AG (c)	237	249	481	495
Add: Other charges	—	22	—	40
Total adjustments	237	271	481	535
Adjusted income before income taxes and equity investments	$2,400	$2,275	$4,724	$4,480

Reported Income taxes	$508	$438	$971	$868
Reported effective tax rate	23.5%	21.9%	22.9%	22.0%

Adjusted income taxes	$564	$539	$1,092	$1,071
Adjusted effective tax rate	23.5%	23.7%	23.1%	23.9%

Income from Equity Investments
Reported income from equity investments	$45	$46	$93	$87
Add: Purchase accounting impacts - Linde AG (c)	18	18	36	36
Adjusted income from equity investments	$63	$64	$129	$123

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(37)	$(37)	$(75)	$(73)
Add: Purchase accounting impacts - Linde AG (c)	(3)	(3)	(6)	(6)
Adjusted noncontrolling interests	$(40)	$(40)	$(81)	$(79)

Adjusted Net Income - Linde plc (b)
Reported net income - Linde plc	$1,663	$1,575	$3,290	$3,091
Add: Other charges	—	(12)	(5)	(39)
Add: Purchase accounting impacts - Linde AG (c)	196	197	395	401
Total adjustments	196	185	390	362
Adjusted net income - Linde plc	$1,859	$1,760	$3,680	$3,453

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted Diluted EPS (b)
Reported diluted EPS	$3.44	$3.19	$6.79	$6.25
Add: Other charges	—	(0.02)	(0.01)	(0.08)
Add: Purchase accounting impacts - Linde AG (c)	0.41	0.40	0.82	0.81
Total adjustments	0.41	0.38	0.81	0.73
Adjusted diluted EPS	$3.85	$3.57	$7.60	$6.98

Reported percentage change	8%		9%
Adjusted percentage change	8%		9%

Adjusted EBITDA and % of Sales
Net Income - Linde plc	$1,663	$1,575	$3,290	$3,091
Add: Noncontrolling interests	37	37	75	73
Add: Net pension and OPEB cost (benefit), excluding service cost	(49)	(45)	(99)	(90)
Add: Interest expense	70	52	135	89
Add: Income taxes	508	438	971	868
Add: Depreciation and amortization	958	960	1,907	1,908
EBITDA	$3,187	$3,017	$6,279	$5,939
Add: Other charges	—	22	—	40
Add: Purchase accounting impacts - Linde AG (c)	19	20	43	43
Total adjustments	19	42	43	83
Adjusted EBITDA	$3,206	$3,059	$6,322	$6,022

Reported sales	$8,267	$8,204	$16,367	$16,397
% of sales
EBITDA	38.6%	36.8%	38.4%	36.2%
Adjusted EBITDA	38.8%	37.3%	38.6%	36.7%

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

	June 30, 2024	December 31, 2023
(Millions of dollars)
Debt	$21,518	$19,373
Less: cash and cash equivalents	(4,626)	(4,664)
Net debt	16,892	14,709
Less: purchase accounting impacts - Linde AG	(4)	(7)
Adjusted net debt	$16,888	$14,702

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

Linde plc has filed a base prospectus with the Luxembourg Stock Exchange for a €15.0 billion debt issuance program, under which Linde plc may offer debt securities. Linde Inc. and Linde GmbH have provided to Linde plc upstream guarantees in relation to debt securities of Linde plc offered under the European debt program.

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

(Millions of dollars)
Statement of Income Data	Six Months Ended June 30, 2024	Twelve months ended December 31, 2023
Sales	$3,844	$8,143
Operating profit	720	1,656
Net income	(151)	735
Transactions with non-guarantor subsidiaries	1,506	3,004

Balance Sheet Data (at period end)
Current assets (a)	$8,454	$4,423
Long-term assets (b)	13,624	13,833
Current liabilities (c)	9,069	10,882
Long-term liabilities (d)	64,572	56,546

(a) From current assets above, amount due from non-guarantor subsidiaries	$5,271	$1,753
(b) From long-term assets above, amount due from non-guarantor subsidiaries	693	816
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,839	1,684
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	44,122	39,458

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended June 30, 2024 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2024	887	$448.51	887	$14,929
May 2024	1,456	$430.05	1,456	$14,303
June 2024	880	$434.89	880	$13,921
Second Quarter 2024	3,223	$436.45	3,223	$13,921

(1) On February 28, 2022, the company's board of directors approved the repurchase of $10.0 billion of its ordinary shares ("2022 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2022 program has a maximum repurchase amount of 15% of outstanding shares and began on March 1, 2022 and was completed as of June 30, 2024.
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

(2) As of June 30, 2024, the company completed the $10 billion 2022 share repurchase program and $13.9 billion of share repurchases remain authorized under the 2023 program.

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

4.1
Amended and Restated Fiscal Agency Agreement dated May 8, 2024, among Linde plc, as Issuer, and Deutsche Bank (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 4, 2024, File No.001-38730 and incorporated herein by reference).

4.2
Confirmation of Upstream Guarantee to Linde plc provided by Linde GmbH, dated May 17, 2024 (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on June 4, 2024, File No.001-38730 and incorporated herein by reference).

4.3
Confirmation of Upstream Guarantee to Linde plc provided by Linde Inc., dated May 8, 2024 (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on June 4, 2024, File No.001-38730 and incorporated herein by reference).

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

Linde plc

(Registrant)

Date: August 2, 2024	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer