Form 10-Q
period 2024-09-30
LINDE PLC
filed 2024-10-31
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At September 30, 2024, 476,157,903 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2024	2023
Sales	$8,356	$8,155
Cost of sales, exclusive of depreciation and amortization	4,356	4,314
Selling, general and administrative	823	808
Depreciation and amortization	960	959
Research and development	37	36
Cost reduction program and other charges	145	2
Other income (expense) - net	51	16
Operating Profit	2,086	2,052
Interest expense - net	68	40
Net pension and OPEB cost (benefit), excluding service cost	(45)	(35)
Income Before Income Taxes and Equity Investments	2,063	2,047
Income taxes	498	487
Income Before Equity Investments	1,565	1,560
Income from equity investments	38	41
Net Income (Including Noncontrolling Interests)	1,603	1,601
Less: noncontrolling interests	(53)	(36)
Net Income – Linde plc	$1,550	$1,565

Per Share Data – Linde plc Shareholders
Basic earnings per share	$3.24	$3.21
Diluted earnings per share	$3.22	$3.19

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	477,662	487,122
Diluted shares outstanding	480,898	491,076
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Sales	$24,723	$24,552
Cost of sales, exclusive of depreciation and amortization	12,823	13,061
Selling, general and administrative	2,523	2,463
Depreciation and amortization	2,867	2,867
Research and development	111	107
Cost reduction program and other charges	145	42
Other income (expense) - net	111	(16)
Operating Profit	6,365	5,996
Interest expense - net	203	129
Net pension and OPEB cost (benefit), excluding service cost	(144)	(125)
Income Before Income Taxes and Equity Investments	6,306	5,992
Income taxes	1,469	1,355
Income Before Equity Investments	4,837	4,637
Income from equity investments	131	128
Net Income (Including Noncontrolling Interests)	4,968	4,765
Less: noncontrolling interests	(128)	(109)
Net Income – Linde plc	$4,840	$4,656

Per Share Data – Linde plc Shareholders
Basic earnings per share	$10.09	$9.51
Diluted earnings per share	$10.02	$9.43

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	479,825	489,518
Diluted shares outstanding	483,186	493,567
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,
	2024	2023
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,603	$1,601

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	775	(772)
Income taxes	(2)	1
Translation adjustments	773	(771)
Funded status - retirement obligations (Note 7):
Retirement program remeasurements	(17)	(3)
Reclassifications to net income	4	3
Income taxes	—	3
Funded status - retirement obligations	(13)	3
Derivative instruments (Note 4):
Current unrealized gain (loss)	(1)	(32)
Reclassifications to net income	6	6
Income taxes	(1)	4
Derivative instruments	4	(22)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	764	(790)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	2,367	811
Less: noncontrolling interests	(82)	(23)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$2,285	$788
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$4,968	$4,765

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(249)	(639)
Income taxes	4	2
Translation adjustments	(245)	(637)
Funded status - retirement obligations (Note 7):
Retirement program remeasurements	(10)	(257)
Reclassifications to net income	(2)	(13)
Income taxes	7	68
Funded status - retirement obligations	(5)	(202)
Derivative instruments (Note 4):
Current unrealized gain (loss)	(12)	(116)
Reclassifications to net income	13	2
Income taxes	(1)	21
Derivative instruments	—	(93)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(250)	(932)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	4,718	3,833
Less: noncontrolling interests	(132)	(71)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$4,586	$3,762
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$5,187	$4,664
Accounts receivable - net	4,871	4,718
Contract assets	255	196
Inventories	2,087	2,115
Prepaid and other current assets	1,060	927
Total Current Assets	13,460	12,620
Property, plant and equipment - net	25,124	24,552
Goodwill	27,108	26,751
Other intangible assets - net	12,113	12,399
Other long-term assets	4,741	4,489
Total Assets	$82,546	$80,811
Liabilities and equity
Accounts payable	$2,845	$3,020
Short-term debt	3,509	4,713
Current portion of long-term debt	1,278	1,263
Contract liabilities	1,727	1,901
Other current liabilities	4,690	4,820
Total Current Liabilities	14,049	15,717
Long-term debt	17,475	13,397
Other long-term liabilities	10,419	10,602
Total Liabilities	41,943	39,716
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity (Note 10):
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2024 and 2023 issued: 490,766,972 ordinary shares	1	1
Additional paid-in capital	39,573	39,812
Retained earnings	11,585	8,845
Accumulated other comprehensive income (loss)	(6,059)	(5,805)
Less: Treasury shares, at cost (2024 – 14,609,069 shares and 2023 – 8,321,827 shares)	(5,927)	(3,133)
Total Linde plc Shareholders’ Equity	39,173	39,720
Noncontrolling interests	1,417	1,362
Total Equity	40,590	41,082
Total Liabilities and Equity	$82,546	$80,811
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$4,840	$4,656
Add: Noncontrolling interests	128	109
Net Income (including noncontrolling interests)	4,968	4,765
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges	52	(91)
Depreciation and amortization	2,867	2,867
Deferred income taxes	(308)	(172)
Share-based compensation	120	102
Working capital:
Accounts receivable	(198)	(169)
Inventory	32	(125)
Prepaid and other current assets	(62)	31
Payables and accruals	(378)	(268)
Contract assets and liabilities, net	(310)	(4)
Pension contributions	(29)	(35)
Long-term assets, liabilities and other	(140)	(323)
Net cash provided by (used for) operating activities	6,614	6,578
Investing
Capital expenditures	(3,247)	(2,636)
Acquisitions, net of cash acquired	(175)	(842)
Divestitures, net of cash divested and asset sales	154	34
Net cash provided by (used for) investing activities	(3,268)	(3,444)
Financing
Short-term debt borrowings (repayments) - net	(1,235)	(245)
Long-term debt borrowings	4,836	2,123
Long-term debt repayments	(973)	(1,651)
Issuances of ordinary shares	28	25
Purchases of ordinary shares	(3,148)	(2,925)
Cash dividends - Linde plc shareholders	(1,996)	(1,866)
Noncontrolling interest transactions and other	(261)	(81)
Net cash provided by (used for) financing activities	(2,749)	(4,620)
Effect of exchange rate changes on cash and cash equivalents	(74)	(56)
Change in cash and cash equivalents	523	(1,542)
Cash and cash equivalents, beginning-of-period	4,664	5,436
Cash and cash equivalents, end-of-period	$5,187	$3,894
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
Accounting Standards to be Implemented
Improvements to Reportable Segments Disclosures - In November 2023, the FASB issued guidance requiring enhanced disclosure related to reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard will only impact disclosures within the company's consolidated financial statements and the company is evaluating the impact this guidance will have on those disclosures. Linde will adopt this guidance for fiscal year 2024.
Improvements to Income Tax Disclosures - In December 2023, the FASB issued guidance requiring enhanced disclosure related to income taxes. The standard requires additional or modified disclosures related to the income tax rate reconciliation, disaggregation of income taxes paid, and several other disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard will only impact disclosures within the company's consolidated financial statements and the company is evaluating the impact this guidance will have on those disclosures. Linde will adopt this guidance for fiscal year 2025.
2. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,825 million and $4,667 million at September 30, 2024 and December 31, 2023, respectively, and gross receivables aged greater than one year were $374 million and $354 million at September 30, 2024 and December 31, 2023, respectively. Other receivables were $144 million and $154 million at September 30, 2024 and December 31, 2023, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $4,871 million at September 30, 2024 and $4,718 million at December 31, 2023. Allowances for expected credit losses were $472 million at September 30, 2024 and $457 million at December 31, 2023.  Provisions for expected credit losses were $130 million and $123 million for the nine months ended September 30, 2024 and 2023, respectively. The allowance activity in the nine months ended September 30, 2024 and 2023 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.
Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	September 30, 2024	December 31, 2023
Inventories
Raw materials and supplies	$580	$614
Work in process	432	390
Finished goods	1,075	1,111
Total inventories	$2,087	$2,115

3. Debt
The following is a summary of Linde's outstanding debt at September 30, 2024 and December 31, 2023:

(Millions of dollars)	September 30, 2024	December 31, 2023
SHORT-TERM
Commercial paper	$3,278	$4,483
Other bank borrowings (primarily non U.S.)	231	230
Total short-term debt	3,509	4,713
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
1.20% Euro denominated notes due 2024 (c)	—	607
1.875% Euro denominated notes due 2024 (b,e)	—	332
4.800% Notes due 2024	300	300
4.700% Notes due 2025	599	599
2.65% Notes due 2025	400	399
1.625% Euro denominated notes due 2025	556	550
3.625% Euro denominated notes due 2025	556	551
0.00% Euro denominated notes due 2026	781	774
3.20% Notes due 2026	725	724
3.434% Notes due 2026	199	198
1.652% Euro denominated notes due 2027	90	90
0.25% Euro denominated notes due 2027	834	827
1.00% Euro denominated notes due 2027	558	553
1.00% Euro denominated notes due 2028 (b)	796	780
3.00% Euro denominated notes due 2028 (d)	776	—
3.375% Euro denominated notes due 2029	832	824
1.10% Notes due 2030	697	697
1.90% Euro denominated notes due 2030	115	114
3.375% Euro denominated notes due 2030 (f)	830	—
1.375% Euro denominated notes due 2031	837	829
3.20% Euro denominated notes due 2031 (d)	944	—
0.55% Euro denominated notes due 2032	831	823
0.375% Euro denominated notes due 2033	551	546
3.625% Euro denominated notes due 2034	720	714
3.500% Euro denominated notes due 2034 (f)	827	—
1.625% Euro denominated notes due 2035	885	876
3.40% Euro denominated notes due 2036 (d)	773	—
3.55% Notes due 2042	666	666
3.75% Euro denominated notes due 2044 (f)	764	—
2.00% Notes due 2050	297	296
1.00% Euro denominated notes due 2051	762	755
Non U.S. borrowings	242	226
Other	10	10
	18,753	14,660
Less: current portion of long-term debt	(1,278)	(1,263)
Total long-term debt	17,475	13,397
Total debt	$22,262	$19,373
(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)September 30, 2024 and December 31, 2023 included a cumulative $36 million and $46 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 4.
(c)In February 2024, Linde repaid €550 million of 1.20% notes that became due.
(d)In February 2024, Linde issued €700 million of 3.00% notes due in 2028, €850 million of 3.20% notes due in 2031 and €700 million of 3.40% notes due in 2036.
(e)In May 2024, Linde repaid €300 million of 1.875% notes that became due.
(f)In June 2024, Linde issued €750 million of 3.375% notes due in 2030, €750 million of 3.500% notes due in 2034 and €700 million of 3.750% notes due in 2044.
The company maintains a $5 billion and a $1.5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expire on December 7, 2027 and December 4, 2024, respectively. There are no financial maintenance covenants contained within the credit agreements. No borrowings were outstanding under the credit agreements as of September 30, 2024.
The weighted-average interest rates of short-term borrowings outstanding were 3.9% and 4.8% as of September 30, 2024 and December 31, 2023, respectively.
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
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of September 30, 2024, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2024 and December 31, 2023 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$9,805	$4,567	$44	$46	$122	$26
Forecasted transactions	200	335	5	11	4	6
Total	$10,005	$4,902	$49	$57	$126	$32
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$578	$749	$11	$20	$5	$4
Commodity contracts	N/A	N/A	9	3	18	7
Interest rate swaps	—	1,214	—	1	—	4
Total Hedges	$578	$1,963	$20	$24	$23	$15
Total Derivatives	$10,583	$6,865	$69	$81	$149	$47
(a)Amounts as of September 30, 2024 and December 31, 2023 included current assets of $64 million and $73 million which are recorded in prepaid and other current assets; long-term assets of $5 million and $8 million which are recorded in other long-term assets; current liabilities of $142 million and $41 million which are recorded in other current liabilities; and long-term liabilities of $7 million and $6 million which are recorded in other long-term liabilities.
In addition, during the third quarter of 2024, Linde issued credit default swaps (“CDS”) to a third-party financial institution. The CDS relate to a secured borrowing provided by the financial institution to a government customer in Mexico, that was utilized to pay certain of Linde’s outstanding receivables. The notional amount of the CDS, which was $229 million as of September 30, 2024, will reduce on a monthly basis over its 24-month term. As of September 30, 2024, the fair value of this derivative liability was not material.
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
Net Investment Hedges
As of September 30, 2024, Linde has €18.4 billion ($20.3 billion) Euro-denominated notes and intercompany loans, ¥4.7 billion ($0.7 billion) CNY-denominated intercompany loans and C$1.4 billion ($1.0 billion) CAD-denominated intercompany loans that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred loss recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $305 million (deferred loss of $758 million and $349 million in the consolidated statement of comprehensive income for the quarter and nine months ended September 30, 2024, respectively).
As of September 30, 2024, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is a gain of $56 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statements of income.
Interest Rate Swaps
Linde has historically used interest rate swaps to hedge the exposure to changes in the fair value of financial assets and financial liabilities as a result of interest rate changes. When used, these interest rate swaps would effectively convert fixed-rate interest exposures to variable rates; fair value adjustments were recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying financial asset or financial liability (See Note 3).
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
Derivatives' Impact on Consolidated Statements of Income
The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(73)	$33	$(90)	$(50)
Other balance sheet items	4	(3)	(1)	(5)
Total	$(69)	$30	$(91)	$(55)
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
The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the nine months ended September 30, 2024 and 2023, respectively. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.
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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Assets
Derivative assets	$—	$—	$69	$81	$—	$—
Investments and securities*	18	16	—	—	11	12
Total	$18	$16	$69	$81	11	$12

Liabilities
Derivative liabilities	$—	$—	$149	$47	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At September 30, 2024, the estimated fair value of Linde’s long-term debt portfolio was $17,634 million versus a carrying value of $18,753 million. At December 31, 2023, the estimated fair value of Linde’s long-term debt portfolio was $13,337 million versus a carrying value of $14,660 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

6. Earnings Per Share - Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator (Millions of dollars)
Net Income – Linde plc	$1,550	$1,565	$4,840	$4,656
Denominator (Thousands of shares)
Weighted average shares outstanding	476,813	486,578	479,077	488,986
Shares earned and issuable under compensation plans	849	544	748	532
Weighted average shares used in basic earnings per share	477,662	487,122	479,825	489,518
Effect of dilutive securities
Stock options and awards	3,236	3,954	3,361	4,049
Weighted average shares used in diluted earnings per share	480,898	491,076	483,186	493,567
Basic Earnings Per Share	$3.24	$3.21	$10.09	$9.51
Diluted Earnings Per Share	$3.22	$3.19	$10.02	$9.43
The weighted-average of antidilutive securities excluded from the calculation of diluted earnings per share was 326,797 and 267,355 for the quarter and nine months ended September 30, 2024, respectively. There were no antidilutive securities in the respective 2023 periods.
7. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and nine months ended September 30, 2024 and 2023 are shown below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Amount recognized in Operating Profit
Service cost	$21	$21	$63	$63
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	91	94	273	280
Expected return on plan assets	(140)	(132)	(415)	(392)
Net amortization and deferral	(2)	(9)	(8)	(25)
Settlement charge (a)	6	12	6	12
	(45)	(35)	(144)	(125)
Net periodic benefit cost (benefit)	$(24)	$(14)	$(81)	$(62)
(a) In the third quarters of 2024 and 2023, Linde recorded pension settlement charges of $6 million and $12 million ($5 million and $10 million, after tax), respectively, related to lump sum benefit payments made from a U.S. non-qualified plan.
Components of net periodic benefit expense for other post-retirement plans for the quarter and nine months ended September 30, 2024 and 2023 were not material.

Linde estimates that 2024 required contributions to its pension plans will be in the range of approximately $30 million to $40 million, of which $29 million have been made through September 30, 2024.

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
•On May 27, 2022, performance of Linde Engineering agreements in Russia were lawfully suspended in compliance with applicable sanctions. In December 2022, a Russian court based in St. Petersburg ("St. Petersburg Court") issued an injunction preventing (i) the sale of any shares in Linde’s subsidiaries and joint ventures in Russia, and (ii) the disposal of any of the assets in those entities exceeding 5% of the relevant company’s overall asset value. The injunction was requested by RusChemAlliance (RCA) to secure payment of a possible award under an arbitration proceeding RCA intended to file against Linde Engineering for alleged breach of contract under the agreement to build a gas processing plant in Russia entered into in July 2021. In March 2023, RCA filed a claim in St. Petersburg against Linde GmbH for recovery of advance payments under the agreement ("GPP Claim"), and subsequently (i) added Linde and other Linde subsidiaries as defendants, and (ii) is seeking payment of alleged damages from Linde and guarantor banks. In March 2024, RCA filed a similar claim for repayment and damages against Linde for alleged breach of contract under the agreement to build a liquefied natural gas plant in Russia entered into in September 2021 (“LNG Claim”, and together with the GPP Claim, the “Russian Claims”).
In accordance with the dispute resolution provisions of the agreements, in 2023, Linde filed a notice of arbitration with the Hong Kong International Arbitration Centre ("HKIAC") against RCA to claim that (i) RCA has no entitlement to payment, (ii) RCA’s Russian Claims are in breach of the arbitration agreement which requires HKIAC arbitration, and (iii) RCA must compensate Linde for the losses and damages caused by the injunction. During 2024, Linde secured awards on exclusive jurisdiction with HKIAC.
In January 2024, the Hong Kong court issued a final judgment in Linde’s favor (i) granting a permanent anti-suit injunction against RCA to seek a stay of the GPP claim and not start an LNG claim, (ii) granting a permanent, global anti-enforcement injunction against RCA for the GPP claim, and (iii) ordering that the injunction issued by the St. Petersburg Court be lifted (“HK Court Judgement”).

Despite the judgments of the Hong Kong court and similar orders issued by the HKIAC arbitration tribunals, RCA is continuing to pursue its claims in Russia and neither the St. Petersburg injunction affecting Linde’s shares and assets has been lifted, nor the proceeding in St. Petersburg been stayed.
In February 2024, the St. Petersburg Court decided the GPP Claim in favor of RCA (the “GPP Decision”) and in October 2024, decided the LNG Claim in favor of RCA (the “LNG Decision”). Linde unsuccessfully appealed the GPP Decision in March and September 2024. RCA since initiated the enforcement process for the GPP Decision within Russia though the majority of proceedings are currently pending a court appointed local valuation of Linde’s assets. Linde intends to claim all damages related to or rising from RCA's enforcement of the GPP and LNG Decisions in the HKIAC arbitration proceedings.
Linde subsidiaries affected by the GPP Decision have also filed claims for damages against RCA in the Southern District of New York and the Netherlands.
Linde does not expect a material adverse impact on earnings from this decision given the liability recorded as of September 30, 2024 and the immaterial remaining investment value of its deconsolidated Russia subsidiaries. As of September 30, 2024, Linde has a contingent liability of $1.2 billion recorded in Other long-term liabilities, which represents advance payments previously recorded in contract liabilities related to terminated engineering projects with RCA. As a result of the contract terminations, Linde no longer has future performance obligations for these projects.
It is difficult to estimate the timing of resolution of these matters. The company intends to vigorously defend its interests in the Russian Claims, Hong Kong arbitration proceedings and other jurisdictions.
9. Segments
For a description of Linde plc's operating segments, refer to Note 18 to the consolidated financial statements on Linde plc's 2023 Annual Report on Form 10-K.
The table below presents sales and operating profit information about reportable segments and Other for the quarter and nine months ended September 30, 2024 and 2023.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
SALES(a)
Americas	$3,618	$3,629	$10,833	$10,721
EMEA	2,111	2,105	6,293	6,442
APAC	1,716	1,639	4,964	4,920
Engineering	611	467	1,694	1,502
Other	300	315	939	967
Total sales	$8,356	$8,155	$24,723	$24,552

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
SEGMENT OPERATING PROFIT
Americas	$1,153	$1,074	$3,400	$3,169
EMEA	703	634	2,094	1,871
APAC	497	459	1,418	1,354
Engineering	108	116	304	372
Other	16	23	24	32
Segment operating profit	2,477	2,306	7,240	6,798
Cost reduction program and other charges	(145)	(2)	(145)	(42)
Purchase accounting impacts - Linde AG (b)	(246)	(252)	(730)	(760)
Total operating profit	$2,086	$2,052	$6,365	$5,996
(a)Sales reflect external sales only. Intersegment sales, primarily from Engineering to the industrial gases segments, were $504 million and $1,380 million for the quarter and nine months ended September 30, 2024, respectively, and $417 million and $1,046 million for the respective 2023 periods.
(b)Represents purchase accounting impacts related to the 2018 merger.

10. Equity
A summary of the changes in total equity for the quarter and nine months ended September 30, 2024 and 2023 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2024			2023
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$38,179	$1,359	$39,538	$39,911	$1,324	$41,235
Net income (a)	1,550	53	1,603	1,565	36	1,601
Other comprehensive income (loss)	735	29	764	(777)	(13)	(790)
Noncontrolling interests:
Additions (reductions)	—	(1)	(1)	—	(1)	(1)
Dividends and other capital changes	—	(23)	(23)	—	(19)	(19)
Dividends to Linde plc ordinary share holders ($1.39 per share in 2024 and $1.275 per share in 2023)	(662)	—	(662)	(620)	—	(620)
Issuances of ordinary shares:
For employee savings and incentive plans	(1)	—	(1)	(19)	—	(19)
Purchases of ordinary shares	(670)	—	(670)	(1,198)	—	(1,198)
Share-based compensation	42	—	42	36	—	36
Balance, end of period	$39,173	$1,417	$40,590	$38,898	$1,327	$40,225

	Nine Months Ended September 30,
(Millions of dollars)	2024			2023
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$39,720	$1,362	$41,082	$40,028	$1,346	$41,374
Net income (a)	4,840	128	4,968	4,656	109	4,765
Other comprehensive income (loss)	(254)	4	(250)	(894)	(38)	(932)
Noncontrolling interests:
Additions (reductions)	—	10	10	(11)	(6)	(17)
Dividends and other capital changes	—	(87)	(87)	—	(84)	(84)
Dividends to Linde plc ordinary share holders ($4.17 per share in 2024 and $3.83 per share in 2023)	(1,996)	—	(1,996)	(1,866)	—	(1,866)
Issuances of ordinary shares:
For employee savings and incentive plans	(142)	—	(142)	(117)	—	(117)
Purchases of ordinary shares	(3,115)	—	(3,115)	(3,000)	—	(3,000)
Share-based compensation	120	—	120	102	—	102
Balance, end of period	$39,173	$1,417	$40,590	$38,898	$1,327	$40,225
(a)Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarter and nine months ended September 30, 2024 and 2023 and which is not part of total equity.

The components of Accumulated other comprehensive income (loss) are as follows:

(Millions of dollars)	September 30, 2024	December 31, 2023
Cumulative translation adjustment - net of taxes:
Americas	$(4,074)	$(3,618)
EMEA	(679)	(737)
APAC	(848)	(1,037)
Engineering	(39)	(93)
Other	19	113
	(5,621)	(5,372)
Derivatives - net of taxes	7	7
Pension / OPEB (net of $67 million and $60 million tax benefit at September 30, 2024 and December 31, 2023, respectively)	(445)	(440)
	$(6,059)	$(5,805)
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
Industrial Gases
Within each of the company’s geographic segments for industrial gases, there are three basic distribution methods: (i) on-site or tonnage; (ii) merchant or bulk liquid; and (iii) packaged or cylinder gases. The distribution method used by Linde to supply a customer is determined by many factors, including the customer’s volume requirements and location. The distribution method generally determines the contract terms with the customer and, accordingly, the revenue recognition accounting practices. Linde's primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (hydrogen, carbon dioxide, helium, electronic gases, specialty gases, acetylene). These products are generally sold through one of the three distribution methods.
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $255 million and $196 million at September 30, 2024 and December 31, 2023, respectively. Total contract liabilities are $2,791 million at September 30, 2024 (current contract liabilities of $1,727 million and $1,064 million within other long-term liabilities in the condensed consolidated balance sheets). As of September 30, 2024, Linde has approximately $409 million recorded in contract liabilities related to engineering projects in Russia subject to sanctions. Total contract liabilities were $2,950 million at December 31, 2023 (current contract liabilities of $1,901 million and $1,049 million within other long-term liabilities in the condensed consolidated balance sheets). Revenue recognized for the nine months ended September 30, 2024 that was included in the contract liability at December 31, 2023 was $959 million. Contract assets and liabilities primarily relate to the Engineering business and customer prepayments for certain on-site supply agreements.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarter and nine months ended September 30, 2024, and September 30, 2023.

(Millions of dollars)	Quarter Ended September 30, 2024
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,160	$704	$589	$—	$48	$2,501	30%
On-Site	799	441	680	—	—	1,920	23%
Packaged Gas	1,602	954	371	—	8	2,935	35%
Other	57	12	76	611	244	1,000	12%
Total	$3,618	$2,111	$1,716	$611	$300	$8,356	100%

(Millions of dollars)	Quarter Ended September 30, 2023
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,131	$685	$564	$—	$53	$2,433	30%
On-Site	843	473	651	—	—	1,967	24%
Packaged Gas	1,599	936	352	—	8	2,895	35%
Other	56	11	72	467	254	860	11%
Total	$3,629	$2,105	$1,639	$467	$315	$8,155	100%

(Millions of dollars)	Nine Months Ended September 30, 2024
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$3,455	$2,081	$1,686	$—	$155	$7,377	30%
On-Site	2,388	1,294	2,016	—	—	5,698	23%
Packaged Gas	4,825	2,874	1,041	—	22	8,762	35%
Other	165	44	221	1,694	762	2,886	12%
Total	$10,833	$6,293	$4,964	$1,694	$939	$24,723	100%

(Millions of dollars)	Nine Months Ended September 30, 2023
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$3,268	$2,089	$1,685	$—	$161	$7,203	29%
On-Site	2,403	1,504	1,972	—	—	5,879	24%
Packaged Gas	4,875	2,810	1,072	—	40	8,797	36%
Other	175	39	191	1,502	766	2,673	11%
Total	$10,721	$6,442	$4,920	$1,502	$967	$24,552	100%

Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. The company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $59 billion. This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next six years and the remaining thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
Non-GAAP Measures
Throughout MD&A, the company provides adjusted operating results exclusive of certain items such as Cost reduction program and other charges, purchase accounting impacts of the Linde AG merger and pension settlement charges. Adjusted amounts are non-GAAP measures which are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management find useful in evaluating the company’s operating performance. Items which the company does not believe to be indicative of on-going business performance are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. In addition, operating results, excluding these items, is important to management's development of annual and long-term employee incentive compensation plans. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.
The non-GAAP measures and reconciliations are separately included in a later section in the MD&A titled "Non-GAAP Measures and Reconciliations."

Consolidated Results
The following table provides summary information for the quarters and nine months ended September 30, 2024 and 2023. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars, except per share data)	2024	2023	Variance	2024	2023	Variance
Sales	$8,356	$8,155	2%	$24,723	$24,552	1%
Cost of sales, exclusive of depreciation and amortization	$4,356	$4,314	1%	$12,823	$13,061	(2)%
As a percent of sales	52.1%	52.9%		51.9%	53.2%
Selling, general and administrative	$823	$808	2%	$2,523	$2,463	2%
As a percent of sales	9.8%	9.9%		10.2%	10.0%
Depreciation and amortization	$960	$959	—%	$2,867	$2,867	—%
Cost reduction program and other charges	$145	$2	7,150%	$145	$42	245%
Other income (expense) - net	$51	$16	219%	$111	$(16)	794%
Operating profit	$2,086	$2,052	2%	$6,365	$5,996	6%
Operating margin	25.0%	25.2%		25.7%	24.4%
Interest expense - net	$68	$40	70%	$203	$129	57%
Net pension and OPEB cost (benefit), excluding service cost	$(45)	$(35)	29%	$(144)	$(125)	15%
Effective tax rate	24.1%	23.8%		23.3%	22.6%
Income from equity investments	$38	$41	(7)%	$131	$128	2%
Noncontrolling interests	$(53)	$(36)	47%	$(128)	$(109)	17%
Net Income – Linde plc	$1,550	$1,565	(1)%	$4,840	$4,656	4%
Diluted earnings per share	$3.22	$3.19	1%	$10.02	$9.43	6%
Diluted shares outstanding	480,898	491,076	(2)%	483,186	493,567	(2)%
Number of employees	65,596	66,442	(1)%	65,596	66,442	(1)%
Adjusted Amounts (a)
Operating profit	$2,477	$2,306	7%	$7,240	$6,798	7%
Operating margin	29.6%	28.3%		29.3%	27.7%
Effective tax rate	23.6%	23.7%		23.3%	23.8%
Net Income – Linde plc	$1,896	$1,783	6%	$5,576	$5,236	6%
Diluted earnings per share	$3.94	$3.63	9%	$11.54	$10.61	9%
Other Financial Data (a)
EBITDA	$3,084	$3,052	1%	$9,363	$8,991	4%
As percent of sales	36.9%	37.4%		37.9%	36.6%
Adjusted EBITDA	$3,253	$3,074	6%	$9,575	$9,096	5%
As percent of sales	38.9%	37.7%		38.7%	37.0%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Reported
In the third quarter of 2024, Linde's sales were $8,356 million, $201 million above prior year. The increase in sales was driven by 2% higher price attainment. Engineering increased sales by 2% in the quarter. Volumes were flat in the quarter versus the 2023 respective period, as base volume declines were largely offset by new project start-ups. Currency translation decreased sales by 1% in the quarter driven primarily by the weakening of the Brazilian real and Mexican peso against the U.S. Dollar. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, decreased sales by 1% in the quarter, with minimal impact on operating profit.
Reported operating profit for the third quarter of 2024 of $2,086 million, or 25.0% of sales, was 2% above prior year. The reported year-over-year increase was primarily driven by higher pricing and productivity initiatives which more than offset adverse impacts from cost inflation, cost reduction program and other charges and currency translation. The reported effective tax rate ("ETR") was 24.1% in the third quarter 2024 versus 23.8% in the third quarter 2023. Diluted earnings per share ("EPS") was $3.22, or 1% above EPS of $3.19 in the third quarter of 2023, primarily due to lower diluted shares outstanding partially offset by lower net income - Linde plc.
Adjusted
In the third quarter of 2024, adjusted operating profit of $2,477 million, or 29.6% of sales, was 7% higher as compared to 2023, driven by higher pricing, and productivity initiatives, partially offset by cost inflation and currency translation. The adjusted ETR was 23.6% in the third quarter 2024 versus 23.7% in the 2023 quarter. On an adjusted basis, EPS was $3.94, 9% above the 2023 adjusted EPS of $3.63, driven by higher adjusted net income - Linde plc and lower diluted shares outstanding.
Outlook
Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	—%	—%
Price/Mix	2%	2%
Cost pass-through	(1)%	(1)%
Currency	(1)%	(1)%
Acquisitions/divestitures	—%	—%
Engineering	2%	1%
	2%	1%
Sales
Sales increased $201 million or 2% for the third quarter of 2024 and increased $171 million, or 1% for the nine months ended September 30, 2024 versus the respective 2023 periods. Higher pricing contributed 2% to sales in both the quarter and year-to-date periods. Engineering increased sales by 2% in the quarter and 1% in the year-to-date period. Currency translation decreased sales by 1% in the quarter primarily driven by weakening of the Brazilian real and Mexican peso, partially offset by a strengthening of the Euro against the U.S. Dollar. Currency translation decreased sales by 1% in the year-to-date period driven primarily by the weakening of the Brazilian real, Chinese yuan, and Korean won. Cost pass-through decreased sales by 1% in both the quarter and year-to-date periods, with minimal impact on operating profit. Volumes were flat in both the quarter and year-to-date periods versus the respective 2023 periods, as base volume declines were largely offset by new project start-ups.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization increased $42 million, or 1%, for the third quarter of 2024 primarily due to higher Engineering sales and decreased $238 million, or 2% for the nine months ended September 30, 2024 primarily due to lower cost pass-through and productivity gains which more than offset cost inflation. Cost of sales, exclusive of depreciation and amortization was 52.1% and 51.9% of sales, respectively, for the third quarter and nine months ended September 30, 2024 versus 52.9% and 53.2% for the respective 2023 periods. The decrease as a percentage of sales in the quarter was primarily due to higher pricing and lower cost pass-through.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $15 million, or 2%, for the third quarter of 2024 and increased $60 million or 2% for the nine months ended September 30, 2024 driven by higher costs. SG&A was 9.8% and 10.2% of third quarter and nine months ended September 30, 2024 sales, respectively versus 9.9% and 10.0% of the respective 2023 periods.
Depreciation and amortization
Reported depreciation and amortization expense increased $1 million for the third quarter of 2024 and remained flat for the nine months ended September 30, 2024.
On an adjusted basis, depreciation and amortization increased $10 million, for the third quarter of 2024 and increased $33 million for the year-to-date period driven by new project start ups.
Cost reduction program and other charges
Cost reduction program and other charges were $145 million for the quarter and nine months ended September 30, 2024 and $2 million and $42 million for the respective 2023 periods. 2024 includes severance charges of $148 million and $165 million for the quarter and year to date periods, other cost reduction charges of $40 million and $23 million for the quarter and year to date periods, and other benefit of $43 million for the quarter and year to date periods related to a divestiture in APAC.
Other income (expense) - net
Reported other income (expense) - net was a benefit of $51 million for the third quarter of 2024 and $111 million for the year-to-date period, including a benefit of $36 million related to a settlement with a supplier in the Americas, recognized during the third quarter, and $43 million in insurance recoveries, primarily within the Other segment, recognized during the first quarter.
Operating profit
On a reported basis, operating profit increased $34 million, or 2%, for the third quarter of 2024 and increased $369 million, or 6%, for the nine months ended September 30, 2024. The increase in the quarter and year-to-date periods of 2024 was primarily due to higher pricing, savings from productivity initiatives and, which more than offset the adverse impacts of cost inflation, cost reduction program and other charges and currency.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as cost reduction programs and other charges, operating profit increased $171 million, or 7% in the third quarter of 2024 and increased $442 million, or 7% for the nine months ended September 30, 2024. Operating profit growth was driven by higher pricing and productivity initiatives, which more than offset the effects of cost inflation and currency during the quarter and year-to-date periods of 2024. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net increased $28 million for the third quarter of 2024 and increased $74 million for the nine months ended September 30, 2024. The increase in both periods was driven primarily by higher interest rates on debt.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost were benefits of $45 million and $144 million for the quarter and nine months ended September 30, 2024, respectively, versus $35 million and $125 million for the respective 2023 periods. The increase in the benefit primarily relates to higher expected return on assets and lower amortization of deferred losses year-over-year.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter and nine months ended September 30, 2024 was 24.1% and 23.3% versus 23.8% and 22.6% for the respective 2023 periods. The increase in the quarter rate is primarily related to tax effects of cost reduction program and other charges. The increase in the year to date rate is primarily related to a prior year benefit from a net decrease in the company’s uncertain tax positions and a tax refund, partially offset by tax benefits from a repatriation in the current year. Effective January 1, 2024, Linde is subject to the 15% global minimum tax rate provisions of the OECD’s framework for Pillar Two, the implementation of which did not have a significant impact on the effective tax rate for the quarter or year-to-date periods.

On an adjusted basis, the ETR for the quarter and nine months ended September 30, 2024 was 23.6% and 23.3% versus 23.7% and 23.8% for the respective 2023 periods. The decrease in the year-to-date rate is primarily due to tax benefits from a repatriation.

Income from equity investments
Reported income from equity investments for the third quarter and nine months ended September 30, 2024 was $38 million and $131 million versus $41 million and $128 million for the respective 2023 periods.
On an adjusted basis, income from equity investments for the third quarter and nine months ended September 30, 2024 was $56 million and $185 million versus $59 million and $182 million for the respective 2023 periods.
Noncontrolling interests
At September 30, 2024, noncontrolling interests consisted primarily of non-controlling shareholders' investments in APAC (primarily China). Reported noncontrolling interests income was $53 million and $128 million for the third quarter and nine months ended September 30, 2024 and included the impact of a divestiture in the APAC segment. Noncontrolling interest was $36 million and $109 million for the the respective 2023 periods.

Net Income – Linde plc
Reported net income - Linde plc decreased $15 million, or 1%, for the third quarter of 2024 and increased $184 million, or 4%, for the nine months ended September 30, 2024 versus the respective 2023 periods. The decrease for the third quarter of 2024 was primarily driven by higher cost reduction program and other charges. The increase for nine months was driven by higher operating profit.
On an adjusted basis, which excludes the impacts of purchase accounting and cost reduction program and other charges, net income - Linde plc increased $113 million, or 6%, for the third quarter of 2024 and increased $340 million, or 6%, for the nine months ended September 30, 2024 versus the respective 2023 periods. The increase was driven by higher adjusted operating profit.
Diluted earnings per share
Reported diluted earnings per share increased $0.03, or 1%, for the third quarter of 2024 primarily due to lower diluted shares outstanding partially offset by lower net income. Reported diluted earnings increased $0.59, or 6%, for the nine months ended September 30, 2024 versus the respective 2023 periods. The increase is due to higher net income - Linde plc and lower diluted shares outstanding.
On an adjusted basis, diluted EPS increased $0.31 and $0.93 for the third quarter and nine months ended September 30, 2024, or 9% respectively. The increase is primarily due to higher adjusted net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at September 30, 2024 was 65,596, a decrease of 846 employees from September 30, 2023 including the impact of ongoing cost reduction programs and a divestiture in APAC.
Other Financial Data
EBITDA was $3,084 million for the third quarter of 2024 as compared to $3,052 million in the respective 2023 period. EBITDA was $9,363 million for the nine months ended September 30, 2024 as compared to $8,991 million in the respective 2023 period. The increase was driven by higher operating profit versus prior year.
Adjusted EBITDA increased to $3,253 million for the third quarter 2024 from $3,074 million in the respective 2023 period. Adjusted EBITDA was $9,575 million for the nine months ended September 30, 2024 as compared to $9,096 million in the respective 2023 period. The higher EBITDA was primarily due to higher adjusted operating profit versus the respective prior periods.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive income for the third quarter of 2024 was $764 million and loss for the nine months ended September 30, 2024 was $250 million. The income in the quarter and loss for the year-to-date period resulted primarily from currency translation adjustments of $773 million and $245 million, respectively. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 10 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statements of Income.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
SALES
Americas	$3,618	$3,629	—%	$10,833	$10,721	1%
EMEA	2,111	2,105	—%	6,293	6,442	(2)%
APAC	1,716	1,639	5%	4,964	4,920	1%
Engineering	611	467	31%	1,694	1,502	13%
Other	300	315	(5)%	939	967	(3)%
Total sales	$8,356	$8,155	2%	$24,723	$24,552	1%

SEGMENT OPERATING PROFIT
Americas	$1,153	$1,074	7%	$3,400	$3,169	7%
EMEA	703	634	11%	2,094	1,871	12%
APAC	497	459	8%	1,418	1,354	5%
Engineering	108	116	(7)%	304	372	(18)%
Other	16	23	(30)%	24	32	(25)%
Segment operating profit	$2,477	$2,306	7%	$7,240	$6,798	7%
Reconciliation to reported operating profit:
Cost reduction program and other charges	(145)	(2)		(145)	(42)
Purchase accounting impacts - Linde AG	(246)	(252)		(730)	(760)
Total operating profit	$2,086	$2,052		$6,365	$5,996

Americas

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
Sales	$3,618	$3,629	—%	$10,833	$10,721	1%

Operating profit	$1,153	$1,074	7%	$3,400	$3,169	7%
As a percent of sales	31.9%	29.6%		31.4%	29.6%

	Quarter Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	1%	—%
Price/Mix	2%	3%
Cost pass-through	(1)%	(1)%
Currency	(3)%	(1)%
Acquisitions/divestitures	1%	—%
	—%	1%
The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.
Sales
Sales for the Americas segment decreased $11 million in the third quarter and increased $112 million, or 1%, for the nine months ended September 30, 2024 versus the respective 2023 periods. Higher pricing contributed 2% to sales in the quarter and 3% in the year-to-date period. Volumes increased 1% in the third quarter and remained flat year-to-date largely due to project start-ups. Cost pass-through decreased sales 1% in the third quarter and year-to-date period with minimal impact on operating profit. Currency translation decreased sales by 3% in third quarter and 1% in the year-to-date period driven primarily by the weakening of the Brazilian real and Mexican peso against the U.S. Dollar.
Operating profit
Operating profit in the Americas segment increased $79 million, or 7%, in the third quarter and increased $231 million, or 7%, for the nine months ended September 30, 2024 versus the respective 2023 periods, driven primarily by higher pricing, continued productivity initiatives and a settlement gain with a supplier, which more than offset cost inflation.
EMEA

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
Sales	$2,111	$2,105	—%	$6,293	$6,442	(2)%

Operating profit	$703	$634	11%	$2,094	$1,871	12%
As a percent of sales	33.3%	30.1%		33.3%	29.0%

	Quarter Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(1)%	(1)%
Price/Mix	4%	3%
Cost pass-through	(3)%	(4)%
Currency	—%	—%
Acquisitions/divestitures	—%	—%
	—%	(2)%
The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, United Kingdom, France, the Republic of South Africa and Sweden.
Sales
EMEA segment sales were flat in the third quarter and decreased $149 million, or 2%, for the nine months ended September 30, 2024 compared to the respective 2023 periods. Higher price attainment increased sales by 4% in the quarter and 3% in the year-to-date period. Currency translation was flat in the third quarter and nine months ended September 30, 2024. Cost pass-through decreased sales by 3% in the quarter and 4% in the year-to-date period with minimal impact on operating profit. Volumes decreased sales by 1% in the quarter and year-to-date periods, primarily driven by the manufacturing and chemicals and energy end markets.
Operating Profit
Operating profit for the EMEA segment increased by $69 million, or 11%, in the third quarter and increased by $223 million, or 12%, for the nine months ended September 30, 2024 compared to the respective 2023 periods. The increase in operating profit in the third quarter and year-to-date period was driven primarily by higher pricing and continued productivity initiatives, partially offset by cost inflation and lower volumes.
APAC

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
Sales	$1,716	$1,639	5%	$4,964	$4,920	1%

Operating profit	$497	$459	8%	$1,418	$1,354	5%
As a percent of sales	29.0%	28.0%		28.6%	27.5%

	Quarter Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/Equipment	3%	2%
Price/Mix	—%	—%
Cost pass-through	1%	—%
Currency	1%	(2)%
Acquisitions/divestitures	—%	1%
	5%	1%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.
Sales
Sales for the APAC segment increased $77 million, or 5%, in the third quarter and increased $44 million, or 1%, for the nine months ended September 30, 2024 versus the respective 2023 periods. Volumes increased 3% in the quarter and increased 2%

for year-to-date period including project start-ups in the electronics end market. Currency translation increased sales by 1%, in the quarter primarily driven by strengthening of the Australian dollar and Chinese yuan against the U.S. dollar and decreased 2% for the year-to-date period driven primarily by the weakening of the Australian dollar, Korean won and Chinese yuan against the U.S. dollar. Cost pass-through increased sales 1% in the third quarter and was flat in the year-to-date period. Pricing was flat in the quarter and year-to-date period.
Operating profit
Operating profit in the APAC segment increased $38 million, or 8%, in the third quarter driven primarily by productivity initiatives, which more than offset cost inflation. Operating profit increased $64 million, or 5%, in the nine months ended September 30, 2024 versus 2023 period, driven primarily by continued productivity initiatives, which more than offset cost inflation.
Engineering

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
Sales	$611	$467	31%	$1,694	$1,502	13%

Operating profit	$108	$116	(7)%	$304	$372	(18)%
As a percent of sales	17.7%	24.8%		17.9%	24.8%

	Quarter Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
	% Change	% Change
Factors Contributing to Changes - Sales
Currency	1%	—%
Other	30%	13%
	31%	13%
Sales
Engineering segment sales increased $144 million, or 31%, in the third quarter and increased 192 million, or 13%, in the nine months ended September 30, 2024 as compared to the respective 2023 periods driven by project timing. Currency translation increased sales by 1% in the quarter, primarily driven by the strengthening of the Euro against the U.S. dollar. Currency translation for the year-to-date period was flat.
Operating profit
Engineering segment operating profit decreased $8 million, or 7%, in the third quarter and decreased $68 million or 18%, in the nine months ended September 30, 2024 compared to the respective 2023 period due to prior year's benefit from higher margin on lawful wind down of projects subject to sanctions in Russia.
Other

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
Sales	$300	$315	(5)%	$939	$967	(3)%

Operating profit (loss)	$16	$23	(30)%	$24	$32	(25)%
As a percent of sales	5.3%	7.3%		2.6%	3.3%

	Quarter Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/price	(6)%	(3)%
Cost pass-through	1%	—%
Currency	—%	—%
Acquisitions/divestitures	—%	—%
	(5)%	(3)%
Other consists of corporate costs and a few smaller businesses including Linde Advanced Material Technologies (LAMT) and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other decreased $15 million for the third quarter and decreased $28 million for the nine months ended September 30, 2024 versus the respective 2023 periods. Underlying sales decreased 6% in the quarter and 3% in the year-to-date periods primarily due to lower volumes in global helium and LAMT. The impact of currency translation was flat in the quarter and year-to-date periods.
Operating profit
Operating profit in Other decreased $7 million in the third quarter and decreased $8 million, or 25%, in the nine months ended September 30, 2024 versus the respective 2023 periods. The decrease in the quarter was driven by higher costs due to helium, which was partially offset by an insurance recovery for the LAMT coatings business in the year-to-date period.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2024 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2024	2023	2024	2023
Euro	18%	0.92	0.92	0.90	0.92
Chinese yuan	8%	7.20	7.03	7.02	7.10
British pound	5%	0.78	0.80	0.75	0.79
Australian dollar	4%	1.51	1.50	1.45	1.47
Brazilian real	4%	5.23	5.00	5.45	4.86
Mexican peso	3%	17.67	17.78	19.69	16.97
Canadian dollar	3%	1.36	1.35	1.35	1.32
Korean won	3%	1,352	1,301	1,315	1,288
Indian rupee	2%	83.41	82.06	83.80	83.21
South African rand	1%	18.46	18.34	17.27	18.36
Swedish krona	1%	10.50	10.59	10.16	10.07
Thailand bhat	1%	35.68	34.51	32.17	34.14

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine Months Ended September 30,
	2024	2023
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$4,968	$4,765
Non-cash charges (credits):
Add: Depreciation and amortization	2,867	2,867
Add: Deferred income taxes	(308)	(172)
Add: Share-based compensation	120	102
Add: Cost reduction program and other charges, net of payments	52	(91)
Net income adjusted for non-cash charges	7,699	7,471
Less: Working capital	(916)	(535)
Less: Pension contributions	(29)	(35)
Other	(140)	(323)
Net cash provided by (used for) operating activities	$6,614	$6,578
INVESTING ACTIVITIES
Capital expenditures	(3,247)	(2,636)
Acquisitions, net of cash acquired	(175)	(842)
Divestitures, net of cash divested and asset sales	154	34
Net cash provided by (used for) investing activities	$(3,268)	$(3,444)
FINANCING ACTIVITIES
Debt increase (decrease) - net	2,628	227
Issuances (purchases) of common stock - net	(3,120)	(2,900)
Cash dividends - Linde plc shareholders	(1,996)	(1,866)
Noncontrolling interest transactions and other	(261)	(81)
Net cash provided by (used for) financing activities	$(2,749)	$(4,620)

Effect of exchange rate changes on cash and cash equivalents	$(74)	$(56)
Cash and cash equivalents, end-of-period	$5,187	$3,894
Cash Flow from Operations
Cash provided by operations of $6,614 million for the nine months ended September 30, 2024 increased $36 million, or 1% versus 2023. The increase was driven primarily by higher net income adjusted for non-cash charges, partially offset by higher net working capital requirements including lower inflows from contract liabilities from engineering customer advance payments and higher cash taxes.
Linde estimates that total 2024 required contributions to its pension plans will be in the range of approximately $30 million to $40 million, of which $29 million has been made through September 30, 2024.
Investing
Net cash used for investing activities of $3,268 million for the nine months ended September 30, 2024 decreased $176 million versus 2023, due to lower acquisitions, net of cash acquired, and higher divestiture proceeds, net of cash provided, largely offset by higher capital expenditures.
Capital expenditures for the nine months ended September 30, 2024 were $3,247 million, $611 million higher than the prior year due primarily to investments in new plant and production equipment for backlog growth requirements.

At September 30, 2024, Linde's sale of gas backlog of large projects under construction was approximately $7.0 billion. This represents the total estimated capital cost of large plants under construction.
Acquisitions, net of cash acquired were $175 million for the nine months ended September 30, 2024 and relate primarily to packaged gas businesses in the Americas. Acquisitions, net of cash acquired were $842 million, for the nine months ended September 30, 2023 and related primarily to the acquisition of nexAir in the Americas.
Divestitures, net of cash divested and asset sales for the nine months ended September 30, 2024 were $154 million primarily related to $69 million in net proceeds for a divestiture in APAC and settlement with a supplier in the Americas. 2023 divestitures, net of cash divested and asset sales were $34 million.
Financing
Cash used for financing activities was $2,749 million for the nine months ended September 30, 2024 as compared to $4,620 million for the nine months ended September 30, 2023. Cash provided by debt was $2,628 million in 2024 versus $227 million in 2023, driven primarily by higher net debt issuances. In February 2024, Linde repaid €550 million of 1.20% notes that became due and issued €700 million of 3.00% notes due in 2028, €850 million of 3.20% notes due in 2031 and €700 million of 3.40% notes due in 2036. In May 2024, Linde repaid €300 million of 1.875% notes that became due. In June 2024, Linde issued €750 million of 3.375% notes due in 2030, €750 million of 3.500% notes due in 2034 and €700 million of 3.75% notes due in 2044.
Net purchases of ordinary shares were $3,120 million in 2024 versus $2,900 million in 2023. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash dividends of $1,996 million increased $130 million from 2023 driven primarily by a 9% increase in quarterly dividends per share from $1.275 per share to $1.39 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $261 million for the nine months ended September 30, 2024 versus cash used of $81 million for the respective 2023 period.
The company continues to believe it has sufficient operating flexibility, cash, and funding sources to meet its business needs around the world. The company had $5.2 billion of cash as of September 30, 2024, and has a $5 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreements as of September 30, 2024. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted Operating Profit and Operating Margin
Reported operating profit	$2,086	$2,052	$6,365	$5,996
Add: Cost reduction program and other charges	145	2	145	42
Add: Pension settlement charges	—	—	—	—
Add: Purchase accounting impacts - Linde AG (c)	246	252	730	760
Total adjustments	391	254	875	802
Adjusted operating profit	$2,477	$2,306	$7,240	$6,798

Reported percentage change	2%		6%
Adjusted percentage change	7%		7%

Reported sales	$8,356	$8,155	$24,723	$24,552

Reported operating margin	25.0%	25.2%	25.7%	24.4%
Adjusted operating margin	29.6%	28.3%	29.3%	27.7%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$960	$959	$2,867	$2,867
Less: Purchase accounting impacts - Linde AG (c)	(240)	(249)	(717)	(750)
Adjusted depreciation and amortization	$720	$710	$2,150	$2,117

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$51	$16	$111	$(16)
Add: Purchase accounting impacts - Linde AG (c)	(6)	(3)	(13)	(10)
Adjusted Other Income (Expense) - net	$57	$19	$124	$(6)

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(45)	$(35)	$(144)	$(125)
Add: Pension settlement charges	(6)	(12)	(6)	(12)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(51)	$(47)	$(150)	$(137)

Adjusted Interest Expense - Net
Reported interest expense - net	$68	$40	$203	$129
Add: Purchase accounting impacts - Linde AG (c)	—	2	3	15
Adjusted interest expense - net	$68	$42	$206	$144

Adjusted Income Taxes (a)
Reported income taxes	$498	$487	$1,469	$1,355
Add: Purchase accounting impacts - Linde AG (c)	60	59	176	183

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Add: Pension settlement charges	1	2	1	2
Add: Cost reduction program and other charges	21	—	26	79
Total adjustments	82	61	203	264
Adjusted income taxes	$580	$548	$1,672	$1,619

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$2,063	$2,047	$6,306	$5,992
Add: Pension settlement charge	6	12	6	12
Add: Purchase accounting impacts - Linde AG (c)	246	250	727	745
Add: Cost reduction program and other charges	145	2	145	42
Total adjustments	397	264	878	799
Adjusted income before income taxes and equity investments	$2,460	$2,311	$7,184	$6,791

Reported Income taxes	$498	$487	$1,469	$1,355
Reported effective tax rate	24.1%	23.8%	23.3%	22.6%

Adjusted income taxes	$580	$548	$1,672	$1,619
Adjusted effective tax rate	23.6%	23.7%	23.3%	23.8%

Income from Equity Investments
Reported income from equity investments	$38	$41	$131	$128
Add: Purchase accounting impacts - Linde AG (c)	18	18	54	54
Adjusted income from equity investments	$56	$59	$185	$182

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(53)	$(36)	$(128)	$(109)
Add: Purchase accounting impacts - Linde AG (c)	(3)	(3)	(9)	(9)
Add: Cost reduction program and other charges	16	—	16	—
Total adjustments	13	(3)	7	(9)
Adjusted noncontrolling interests	$(40)	$(39)	$(121)	$(118)

Adjusted Net Income - Linde plc (b)
Reported net income	$1,550	$1,565	$4,840	$4,656
Add: Pension settlement charge	5	10	5	10
Add: Cost reduction program and other charges	140	2	135	(37)
Add: Purchase accounting impacts - Linde AG (c)	201	206	596	607
Total adjustments	346	218	736	580
Adjusted net income - Linde plc	$1,896	$1,783	$5,576	$5,236

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted Diluted EPS (b)
Reported diluted EPS	$3.22	$3.19	$10.02	$9.43
Add: Pension settlement charge	0.01	0.02	0.01	0.02
Add: Cost reduction program and other charges	0.29	—	0.28	(0.07)
Add: Purchase accounting impacts - Linde AG (c)	0.42	0.42	1.23	1.23
Total adjustments	0.72	0.44	1.52	1.18
Adjusted diluted EPS	$3.94	$3.63	$11.54	$10.61

Reported percentage change	1%		6%
Adjusted percentage change	9%		9%

Adjusted EBITDA and % of Sales
Net Income - Linde plc	$1,550	$1,565	$4,840	$4,656
Add: Noncontrolling interests	53	36	128	109
Add: Net pension and OPEB cost (benefit), excluding service cost	(45)	(35)	(144)	(125)
Add: Interest expense	68	40	203	129
Add: Income taxes	498	487	1,469	1,355
Add: Depreciation and amortization	960	959	2,867	2,867
EBITDA	$3,084	$3,052	$9,363	$8,991
Add: Cost reduction program and other charges	145	2	145	42
Add: Purchase accounting impacts - Linde AG (c)	24	20	67	63
Total adjustments	169	22	212	105
Adjusted EBITDA	$3,253	$3,074	$9,575	$9,096

Reported sales	$8,356	$8,155	$24,723	$24,552
% of sales
EBITDA	36.9%	37.4%	37.9%	36.6%
Adjusted EBITDA as a % of Sales	38.9%	37.7%	38.7%	37.0%

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

	September 30, 2024	December 31, 2023
(Millions of dollars)
Debt	$22,262	$19,373
Less: cash and cash equivalents	(5,187)	(4,664)
Net debt	17,075	14,709
Less: purchase accounting impacts - Linde AG	(4)	(7)
Adjusted net debt	$17,071	$14,702

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

(Millions of dollars)
Statement of Income Data	Nine Months Ended September 30, 2024	Twelve Months Ended December 31, 2023
Sales	$5,865	$8,143
Operating profit	1,140	1,656
Net income	(216)	735
Transactions with non-guarantor subsidiaries	2,313	3,004

Balance Sheet Data (at period end)
Current assets (a)	$10,083	$4,423
Long-term assets (b)	14,083	13,833
Current liabilities (c)	9,564	10,882
Long-term liabilities (d)	68,407	56,546

(a) From current assets above, amount due from non-guarantor subsidiaries	$6,743	$1,753
(b) From long-term assets above, amount due from non-guarantor subsidiaries	694	816
(c) From current liabilities above, amount due to non-guarantor subsidiaries	2,003	1,684
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	47,337	39,458
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended September 30, 2024 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2024	389	$440.01	389	$13,750
August 2024	642	$455.42	642	$13,457
September 2024	441	$466.63	441	$13,251
Third Quarter 2024	1,472	$454.71	1,472	$13,251
(1)On October 23, 2023, the company's board of directors approved the repurchase of $15.0 billion of its ordinary shares ("2023 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2023 program began on October 23, 2023 and will terminate on the earlier of the date as the maximum authority under the 2023 program is reached or the board terminates the 2023 program.
(2)As of September 30, 2024, the company repurchased $1.7 billion of its ordinary shares pursuant to the 2023 share repurchase program. As of September 30, 2024, $13.3 billion of share repurchases remain authorized under the 2023 program.
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

Linde plc

(Registrant)

Date: October 31, 2024	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer