Form 10-K
period 2024-12-31
LINDE PLC
filed 2025-02-26
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
_______________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer      ☑    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      Yes  ☑    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements the registrant included in the filing reflect the correction of an error to previously issued financial statements.                             ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2024, was approximately $210 billion (based on the closing sale price of the stock on that date as reported on the Nasdaq Stock Market).
At January 31, 2025, 472,911,618 ordinary shares of €0.001 nominal value per share of the Registrant were outstanding.
Documents incorporated by reference:
Portions of the Proxy Statement of Linde plc for its 2025 Annual General Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the company’s fiscal year, are incorporated in Part III of this report.

LINDE PLC
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2024

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

Linde plc and Subsidiaries
PART I
ITEM 1.     BUSINESS
General
Linde plc is a public limited company formed under the laws of Ireland with its principal offices in the United Kingdom and United States. Linde is the largest industrial gas company worldwide and is a major technological innovator in the industrial gases industry. Its primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, and rare gases) and process gases (hydrogen, helium, carbon dioxide, carbon monoxide, electronic gases, specialty gases, and acetylene, etc.). The company also designs and builds equipment that produces industrial gases and offers customers a wide range of gas production and processing services such as olefin plants, natural gas plants, air separation plants, hydrogen and synthesis gas plants and other types of plants.
Linde serves a diverse group of industries including healthcare, chemicals and energy, manufacturing, metals and mining, food and beverage, and electronics.
Linde’s sales were $33,005 million, $32,854 million, and $33,364 million for 2024, 2023, and 2022, respectively. Refer to Item 7, Management's Discussion and Analysis, for a discussion of consolidated sales and Note 18 to the consolidated financial statements for additional information related to Linde’s reportable segments.
Industrial Gases Products and Manufacturing Processes
Atmospheric gases are the highest volume products produced by Linde. Using ambient air as feedstock, Linde produces oxygen, nitrogen and argon through several air separation processes of which cryogenic air separation is the most prevalent. Linde is the market leader in the field of non-cryogenic air separation technologies for the production of industrial gases. As part of this process Linde also produces rare gases, such as krypton, neon, and xenon. As a pioneer and leader in industrial gases, Linde is continuously developing a wide range of proprietary and patented applications and technologies to produce, store, distribute and increase usage of its gases. These technologies open important new markets and provide customers with opportunities to reduce costs, by increasing their operational efficiencies, including vacuum pressure swing adsorption (“VPSA”) and membrane separation technology to produce gaseous oxygen and nitrogen on-site.
Process gases, including hydrogen, helium, carbon dioxide, carbon monoxide, specialty gases and acetylene are produced by other production methods.
Hydrogen is produced from a range of different feedstocks using a wide portfolio of technologies. Today, carbon intensity is used to designate and differentiate between the production processes and the respective feedstocks used to produce the molecule. The majority of conventional hydrogen currently produced by Linde is derived from natural gas or methane, using steam methane reformation (SMR) or auto-thermal reforming (ATR) technology. Linde has a range of technologies to produce low-carbon hydrogen from fossil feedstocks, or renewable hydrogen from renewable energy (non-fossil feedstock). Both products are considered sources of clean energy. Low-carbon (blue) hydrogen is produced primarily from methane, by capturing carbon emissions from a hydrogen production plant and sequestering them subsurface for the long term. Renewable (green) hydrogen is produced by electrolysis using renewable energy and water as feedstock. Other sources of low-carbon hydrogen are existing chemical and petrochemical processes, out of which Linde recovers hydrogen for subsequent treatment and cleaning to achieve ultra-high purity levels.
Carbon monoxide can be produced by either steam methane reforming (SMR) or auto-thermal reforming (ATR) of natural gas or other feedstock such as naphtha, a by-product in the petrochemical industry. Most carbon dioxide comes as an industrial by-product, that is sourced from chemical plants, refineries and other processes or is recovered from natural carbon dioxide sources. Raw carbon dioxide is processed and purified in Linde’s plants to produce commercial and food-grade carbon dioxide. Helium is sourced from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Acetylene is primarily sourced as a chemical by-product, but may also be produced from calcium carbide and water.
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

On-site. Customers that require the largest volumes of product (typically oxygen, nitrogen and hydrogen) and that have a relatively constant demand pattern are supplied by cryogenic and process gas on-site plants. Linde constructs plants on or adjacent to these customers’ sites and supplies the product directly to customers by pipeline. On-site product supply contracts generally are total requirement contracts with terms typically ranging from 10-20 years and containing minimum purchase requirements and price escalation provisions. Many of the cryogenic on-site plants also produce liquid products for the merchant market. Therefore, plants are typically not dedicated to a single customer. Air separation technologies also allow on-site delivery to customers with smaller volume requirements.
Merchant. The merchant business is generally associated with distributable liquid oxygen, nitrogen, argon, hydrogen, helium and carbon dioxide. The deliveries generally are made from Linde’s plants by tanker trucks to storage containers at the customer's site which are usually owned and maintained by Linde and leased to the customer. Due to distribution cost, merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced. Merchant argon, hydrogen and helium can be shipped much longer distances. The customer agreements used in the merchant business are usually three to seven-year requirement contracts.
Packaged Gases. Customers requiring small volumes are supplied products in metal containers called cylinders, under medium to high pressure. Packaged gases include atmospheric gases, hydrogen, helium, carbon dioxide, acetylene and related products. Linde also produces and distributes in cylinders a wide range of specialty gases and mixtures. Cylinders may be delivered to the customer’s site or picked up by the customer at a packaging facility or retail store. Packaged gases are generally sold under one to three-year supply contracts and through purchase orders.
Engineering
Linde’s Engineering business has a global presence, with its focus on market segments such as air separation, hydrogen, synthesis, olefin and natural gas plants. The company utilizes its extensive process engineering expertise in the planning, design and construction of highly efficient plants for the production and processing of gases. With its state-of-the-art sustainable technologies Engineering also helps customers avoid, capture and utilize carbon dioxide emissions. Its technology portfolio covers the entire value chain for production, liquefaction, storage, distribution and application of hydrogen which supports the transition to clean energy. Its digital services and solutions increase plant efficiency and performance.
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
International – Linde is a global enterprise with approximately 65% of its 2024 sales outside of the United States. The company also has majority or wholly owned subsidiaries that operate in approximately 45 European, Middle Eastern and African countries (including Germany, the United Kingdom (U.K.), France, Sweden, and the Republic of South Africa); approximately 20 Asian and South Pacific countries (including China, Australia, India and South Korea); and approximately 20 countries in North and South America (including U.S., Canada, Mexico and Brazil).
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
For hydrogen, helium, carbon dioxide, carbon monoxide, and specialty gases, raw materials are largely purchased from outside sources. Linde has contracts or commitments for, or readily available sources of, most of these raw materials; however, their long-term availability and prices are subject to market conditions.
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
Linde has aligned inclusion as a core value with its business strategies and implemented inclusive workforce development planning into business process and performance management. Advancing inclusivity is a line management responsibility and Linde seeks competitive advantage through proactive management of its talent pipeline and recruiting processes. Linde provides equal employment opportunity, and recruits, hires, promotes and compensates people based solely on their performance and ability.
Employees receive a competitive salary and variable compensation components based on performance and job level. Linde has collective bargaining agreements with unions at numerous locations throughout the world. Additional benefits are offered such as occupational pensions and contributions towards health insurance or medical screening, reflecting regional conditions and local competition. Senior managers participate directly in the company’s growth in value through the Long Term Incentive Plan of Linde plc. In addition, annually managers have the ability to grant leadership equity awards under the Long Term Incentive Plan to certain eligible employees. Linde also invests in professional development of its employees through formal and on-the-job training.
As of December 31, 2024, Linde had 65,289 employees worldwide comprised of approximately 28 percent women and 72 percent men. The total professional workforce is comprised of approximately 29 percent women and 71 percent men.
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
Executive Officers – The following Executive Officers have been elected by the Board of Directors.
Sanjiv Lamba, 60, was appointed Chief Executive Officer of Linde effective March 1, 2022. Prior to being appointed CEO, he was Chief Operating Officer starting in January 2021 and after serving as Executive Vice President, APAC, beginning in October 2018. Previously, Mr. Lamba was appointed a Member of the Executive Board of Linde AG in 2011, responsible for the Asia, Pacific segment of the Gases Division, for Global Gases Businesses Helium & Rare Gases, Electronics as well as Asia Joint Venture Management. Mr. Lamba started his career 1989 with BOC India in Finance where he progressed to become Director of Finance before being appointed as Managing Director for BOC’s India’s business in 2001. Throughout his years with BOC/Linde, he worked in various roles across a number of different geographies including Germany, the U.K., Singapore and India.
Guillermo Bichara, 50, is Executive Vice President and Chief Legal Officer. He previously served as Praxair’s Vice President and General Counsel. Mr. Bichara joined the company in 2006, first as Director of Legal Affairs at Praxair Mexico before being promoted to Vice President and General Counsel of Praxair Asia. He subsequently had responsibility for Europe, Mexico and corporate transactions before being promoted to Associate General Counsel and Assistant Secretary. Mr. Bichara previously held roles at Cemex and various global law firms.
Sean Durbin, 54, became Executive Vice President, North America effective September 1, 2023. Previously, he served as Executive Vice President, EMEA from April 2021 to September 2023 and Senior Vice President, Global Functions from July 2020. Mr. Durbin joined Praxair, Inc. in 1993 and served in various roles across operations, engineering, project management, business development and sales. In recent years, he has held leadership positions including Business President, Region Europe South from 2019 to 2020, and President, Praxair Canada Inc. from 2013 to 2019.
Kelcey E. Hoyt, 55, was appointed Senior Vice President of Accounting, Financial Planning & Analysis, and Sustainability in April 2024 and has served as the Chief Accounting Officer of Linde since October 2018. Prior to this, she served as Vice President and Controller of Praxair, Inc. beginning in August 2016. Prior to becoming Controller, she served as Praxair’s Director of Investor Relations beginning in 2010. She joined Praxair in 2002 and served as Director of Corporate Accounting and SEC Reporting through 2008, and later served as Controller for various divisions within Praxair’s North American Industrial Gas business. Prior to joining Praxair, she was in audit at KPMG, LLP.
Juergen Nowicki, 61, was appointed Executive Vice President and CEO, Linde Engineering in April 2020. Prior to this, he was Senior Vice President, Commercial, Linde Engineering. Mr. Nowicki joined Linde in 1991 as an Internal Auditor and held various positions in Finance and Controlling. In 2002, he was appointed CFO Linde Gas North America, USA, and was named Head of Finance and Control for The Linde Group in 2006. Nowicki assumed the role of Managing Director, Linde Engineering in 2011.
Binod Patwari, 54, was appointed Senior Vice President of Linde APAC in November 2024. Prior to this, he served as Managing Director of Region South Pacific. Mr. Patwari joined Linde in 1997 in India's Finance organization and held various positions in Finance and Operations including assignments in Asia, Australia and the United Kingdom. He later served as the Chief Financial Officer for the Asia-Pacific region and Head of Linde's ASEAN business where he oversaw operations across six countries.
Oliver Pfann, 56, was appointed Senior Vice President, EMEA effective September 1, 2023. Since 1995, Oliver Pfann has served in a range of roles at Linde. He began his career in Product Development and then as Sales Manager in Romania. He transitioned to Global Key Accounts and was named General Manager of Linde Italy in 2004. Since 2007, Pfann led a regional cluster in Eastern Europe with an increasing number of countries. In 2017, he was promoted to lead the Region UK, Ireland and Africa before assuming his assignment as Business President for Region Europe East in 2019.
David P. Strauss, 66, has been Executive Vice President and Chief Human Resources Officer since 2022. From 2018 to 2021, he was Senior Vice President and Chief Human Resources Officer. Mr. Strauss joined Linde in 1990 as an Applications Engineer before being promoted to lead the electronics materials business. From 2000 to 2013, he served as the General Manager for Linde Advanced Material Technologies Inc. (formerly “Praxair Surface Technologies, Inc.”). In 2013, he became Vice President of Safety, Health and Environment before being named Chief Human Resources Officer of Praxair, Inc., a position he held from 2016 until 2018.

Matthew J. White, 52, became Executive Vice President and Chief Financial Officer of Linde in October 2018. He previously served as the Senior Vice President and Chief Financial Officer of Praxair, Inc. since January 1, 2014. Prior to this, Mr. White was President of Praxair Canada from 2011 to 2013. He joined Praxair in 2004 as finance director for the company’s largest business unit, North American Industrial Gases. In 2008, he became Vice President and Controller of Praxair, Inc., then was named Vice President and Treasurer in 2010. Before joining Praxair, White was Vice President, Finance, at Fisher Scientific and before that he held various financial positions, including group controller, at GenTek, a manufacturing and performance chemicals company.
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
For hydrogen, helium, carbon dioxide, carbon monoxide, and specialty gases, raw materials are largely purchased from outside sources. Where feasible, Linde sources several of these raw materials, including hydrogen, carbon dioxide, and calcium carbide, as chemical or industrial byproducts. In addition, Linde has contracts or commitments for, or readily available sources of, most of these raw materials; however, their long-term availability and prices are subject to market conditions. A disruption in supply of such raw materials could impact Linde’s ability to meet contractual supply commitments.
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
As of December 31, 2024, the net carrying value of goodwill and other indefinite-lived intangible assets was approximately $26 billion and $2 billion, respectively, primarily as a result of the business combination and the related acquisition method of accounting applied to the 2018 merger between Linde plc's predecessor companies. In accordance with generally accepted accounting principles, the company periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to business, unexpected significant changes or planned changes in use of the assets, divestitures and sustained market capitalization declines may result in recognition of impairments to goodwill or other indefinite-lived assets. Any charges relating to such impairments could have a material adverse impact on Linde's results of operations in the periods recognized.
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
The following is a description of production facilities for Linde by segment. No significant portion of these assets was leased at December 31, 2024. Generally, these facilities are utilized and are sufficient to meet the company's manufacturing needs.

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
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Linde plc shares trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “LIN”. At December 31, 2024 there were 6,151 shareholders of record.
Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the three months ended December 31, 2024 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2) (Millions)
October 2024	354	$473.37	354	$13,083
November 2024	1,797	$453.35	1,797	$12,269
December 2024	817	$442.94	817	$11,907
Fourth Quarter 2024	2,968	$452.87	2,968	$11,907
(1)On October 23, 2023, the company's board of directors approved the repurchase of $15 billion of its ordinary shares ("2023 program") which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2023 program began on October 23, 2023 and will terminate on the earlier of the date as the maximum authority under the 2023 program is reached or the board terminates the 2023 program.
(2)As of December 31, 2024, the company repurchased $3.1 billion of its ordinary shares pursuant to the 2023 program. As of December 31, 2024, $11.9 billion of share repurchases remain authorized under the 2023 program.
Peer Performance Table – The graph below compares the most recent five-year cumulative returns of Linde's ordinary shares with those of the Standard & Poor’s 500 Index ("SPX") and the S5 Materials Index ("S5MATR") which covers 28 companies, including Linde. The figures assume an initial investment of $100 on December 31, 2019 and that all dividends have been reinvested.

	2019	2020	2021	2022	2023	2024
LIN	$100	$126	$168	$161	$205	$211
SPX	$100	$118	$152	$125	$158	$197
S5MATR	$100	$121	$154	$135	$152	$152
ITEM 6.     RESERVED
Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the company’s financial condition and results of operations should be read together with its consolidated financial statements and notes to the consolidated financial statements included in Item 8 of this Form 10-K.

BUSINESS OVERVIEW
The company's primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (hydrogen, helium, carbon dioxide, carbon monoxide, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases and offers its customers a wide range of gas production and processing services such as olefin plants, natural gas plants, air separation plants, hydrogen and synthesis gas plants and other types of plants.
Linde’s industrial gas operations are managed on a geographical basis and in 2024 89% of sales were generated by Linde's three geographic segments (Americas, EMEA and APAC) and the remaining 11% were related largely to the Engineering segment, and to a lesser extent Other (see Note 18 to the consolidated financial statements for operating segment details).
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

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK
2024 Year in review
•Sales of $33,005 million were flat versus 2023 sales. Sales increased 2% from higher price attainment primarily in the Americas and EMEA segments. Sales from volume were flat as growth from new project start-ups was offset by base volume declines. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, decreased sales by 1% with minimal impact on operating profit. Currency translation decreased sales by 1%, largely in the Americas and APAC.
•Reported operating profit of $8,635 million was 8% above 2023 reported operating profit of $8,024 million. Adjusted operating profit of $9,720 million was 7% above 2023 adjusted operating profit of $9,070 million. The increase in the reported and adjusted operating profit was primarily driven by higher pricing and savings from productivity initiatives in 2024. These increases more than offset the adverse impacts of cost inflation and currency translation.*
•Net income - Linde plc of $6,565 million and diluted earnings per share of $13.62 increased from $6,199 million and $12.59, respectively in 2023. Adjusted net income - Linde plc of $7,475 million and adjusted diluted earnings per share of $15.51 were 7% above 2023 adjusted amounts.*
•Cash flow from operations of $9,423 million was $118 million above 2023. The increase was driven by higher net income, partially offset by higher net working capital requirements, including lower inflows for contract liabilities from engineering customer advance payments and higher cash taxes. Capital expenditures were $4,497 million; dividends paid were $2,655 million; net purchases of ordinary shares were $4,451 million; and debt borrowings, net were $3,167 million.
*A reconciliation of the adjusted amounts can be found in the "Non-GAAP Financial Measures" section in this MD&A.
2025 Outlook
Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via earnings releases and investor teleconferences. These materials are available on the company’s website, www.linde.com, but are not incorporated herein.

CONSOLIDATED RESULTS AND OTHER INFORMATION
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2024 and 2023. For the discussion comparing the years ended December 31, 2023 and 2022, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2023.
The following table provides summary information for 2024 and 2023. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures.

(Millions of dollars, except per share data) Year Ended December 31,	2024	2023	Variance
Reported Amounts
Sales	$33,005	$32,854	—%
Cost of sales, exclusive of depreciation and amortization	$17,143	$17,492	(2)%
As a percent of sales	51.9%	53.2%
Selling, general and administrative	$3,337	$3,295	1%
As a percent of sales	10.1%	10.0%
Depreciation and amortization	$3,780	$3,816	(1)%
Cost reduction program and other charges (a)	$145	$40	263%
Other income (expense) - net	$185	$(41)	551%
Operating profit	$8,635	$8,024	8%
Operating margin	26.2%	24.4%
Interest expense - net	$256	$200	28%
Net pension and OPEB cost (benefit), excluding service cost	$(190)	$(164)	16%
Effective tax rate	23.4%	22.7%
Income from equity investments	$170	$167	2%
Noncontrolling interests	$(172)	$(142)	21%
Net Income – Linde plc	$6,565	$6,199	6%
Diluted earnings per share	$13.62	$12.59	8%
Diluted shares outstanding	482,092	492,290	(2)%
Number of employees	65,289	66,323	(2)%
Adjusted Amounts (b)
Operating profit	$9,720	$9,070	7%
Operating margin	29.5%	27.6%
Net Income – Linde plc	$7,475	$6,989	7%
Diluted earnings per share	$15.51	$14.20	9%
Other Financial Data (b)
EBITDA	$12,585	$12,007	5%
As percent of sales	38.1%	36.5%
Adjusted EBITDA	$12,819	$12,133	6%
As percent of sales	38.8%	36.9%
________________________
(a)See Note 3 to the consolidated financial statements.
(b)Adjusted amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Financial Measures" section of this MD&A.

Results of Operations
The following table provides a summary of changes in consolidated sales:

2024 vs 2023
% Change
Factors Contributing to Changes - Sales
Volume	—%
Price/Mix	2%
Cost pass-through	(1)%
Currency	(1)%
Acquisitions/Divestitures	—%
Engineering	—%
—%
2024 Compared With 2023

Sales
Linde sales were flat for the 2024 year versus 2023. Sales grew 2% from higher price attainment. Volumes were flat, as new project start-ups were largely offset by base volume declines. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers decreased sales by 1%, with minimal impact on operating profit. Currency translation decreased sales by 1%, primarily due to the weakening of the Brazilian real, Chinese yuan, and Mexican peso against the U.S. dollar.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization, decreased $349 million, or 2%, for the year primarily due to lower cost pass-through and productivity gains, which more than offset cost inflation. Cost of sales, exclusive of depreciation and amortization, was 51.9% and 53.2% of sales, in 2024 and 2023, respectively. The decrease as a percentage of sales was primarily due to higher pricing and lower cost pass-through.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $42 million, or 1%, from $3,295 million in 2023 to $3,337 million in 2024 driven by higher costs. SG&A was 10.1% of sales in 2024 versus 10.0% in 2023. Currency impacts decreased SG&A by approximately $28 million in 2024.
Depreciation and amortization
Reported depreciation and amortization expense decreased $36 million, or 1%, versus 2023. The decrease is due to lower depreciation and amortization of assets acquired in the merger partially offset by the net impact of new project start ups.
On an adjusted basis, depreciation and amortization expense increased $32 million, or 1%, versus 2023. Currency impacts decreased depreciation and amortization by $17 million in 2024. Excluding currency, underlying depreciation and amortization increased due to the net impact of new project start ups.
Cost reduction program and other charges
Cost reduction program and other charges were $145 million and $40 million for 2024 and 2023, respectively. 2024 includes severance charges of $165 million, other cost reduction charges of $23 million, and other benefit of $43 million related to a divestiture in APAC. In 2023, the costs primarily related to severance in the Engineering segment and expenses incurred due to the intercompany reorganization.
On an adjusted basis, these charges have been excluded in both periods.
Other income (expense) - net
Reported other income (expense) - net was a benefit of $185 million in 2024 and expense of $41 million in 2023. In 2024, other income included a benefit of $41 million related to a settlement with a supplier in the Americas and $45 million in insurance recoveries primarily within the Other segment (Note 7).
Operating profit

On a reported basis, operating profit increased $611 million in 2024, or 8%. The increase was primarily driven by higher pricing and savings from productivity initiatives, which more than offset the effects of cost inflation, cost reduction program and other charges and currency.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as cost reduction program and other charges, operating profit increased $650 million, or 7%, for 2024 versus 2023. Operating profit growth was driven by higher pricing and productivity initiatives, which more than offset the effects of cost inflation and currency during 2024. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense – net in 2024 increased $56 million, or 28%, versus 2023. The increase was driven primarily by higher outstanding borrowings due to net issuances in 2024 and higher interest rates on borrowings.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost were benefits of $190 million and $164 million in 2024 and 2023, respectively. The increase was driven primarily by a higher expected return on assets and lower interest cost due to decrease in benefit obligations, partially offset by lower amortization of deferred gains year-over-year. (see Note 16 to the consolidated financial statements).
Effective tax rate
The reported effective tax rate ("ETR") for 2024 was 23.4% versus 22.7% in 2023. The increase in the rate is primarily related to a prior year benefit from a net decrease in the company’s uncertain tax positions. On an adjusted basis, the ETR for 2024 was 23.4% versus 23.6% in 2023.
Income from equity investments
Reported income from equity investments for 2024 was $170 million as compared to $167 million in 2023. On an adjusted basis, income from equity investments for 2024 was $242 million versus $239 million million in 2023.
Noncontrolling interests
At December 31, 2024, noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in APAC (primarily in China). Reported noncontrolling interests increased $30 million, from $142 million in 2023 to $172 million in 2024 and included the impact of a divestiture in the APAC segment.
Adjusted noncontrolling interests increased $14 million in 2024 as compared to 2023.
Net Income - Linde plc
Reported net income - Linde plc increased $366 million, or 6%. On an adjusted basis, which excludes the impacts of purchase accounting and cost reduction program and other charges, net income - Linde plc increased $486 million, or 7%, in 2024 versus 2023. On both a reported and adjusted basis, the increase was driven by higher operating profit.
Diluted earnings per share
Reported diluted earnings per share increased $1.03, or 8%, in 2024 as compared to 2023. On an adjusted basis, diluted EPS of $15.51 in 2024 increased $1.31 versus 2023. The increase on both a reported and adjusted basis is primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at December 31, 2024 was 65,289, a decrease of 2%, or 1,034 employees from 2023, driven primarily by the impact of cost reduction programs and a divestiture in APAC.
Other Financial Data
EBITDA increased to $12,585 million in 2024 from $12,007 million in 2023. Adjusted EBITDA increased to $12,819 million for 2024 as compared to $12,133 million in 2023. The increase in both periods was driven by higher operating profit versus prior year.
See the "Non-GAAP Financial Measures" section for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) for the year ended December 31, 2024 was a loss of $1,126 million that resulted primarily from currency translation adjustments of $1,632 million partially offset by gains related to change in funded status of retirement plans of $519 million. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 7 to the consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.
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
Climate Change
Linde operates in jurisdictions that have, or are developing, laws and/or regulations to reduce or mitigate the adverse effects of greenhouse gas ("GHG") emissions and therefore faces a highly uncertain regulatory environment in this area. Linde continues to evaluate ongoing regulatory changes and assess appropriate response. For example, the U.S. Environmental Protection Agency ("EPA") has promulgated rules requiring reporting of GHG emissions to which Linde, its suppliers and customers are subject to. EPA has also promulgated regulations to restrict GHG emissions, including final rules regulating GHG emissions from light-duty vehicles and certain large manufacturing facilities, including some of Linde’s suppliers and customers. In addition to these developments in the United States, several other countries worldwide have implemented carbon taxation or trading systems which impact the company and its customers, including regulations in China, Singapore and the European Union. Among other impacts, such regulations are expected to affect the cost of energy, which is a significant cost for Linde. Nevertheless, Linde's long-term customer contracts typically provide rights to recover increased electricity, natural gas, and other costs that are incurred by the company as a result of climate change regulation.
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
To manage business risks from current and potential GHG emission regulation as well as physical consequences of climate change, Linde actively monitors current developments, evaluates the direct and indirect business risks, and takes appropriate actions. Among others, actions include: increasing relevant resources and training; maintaining contingency plans; obtaining advice and counsel from expert vendors, insurance providers and industry experts; incorporating GHG provisions in commercial agreements; and conducting regular reviews of the business risks with management. Although there are considerable uncertainties, Linde believes that the business risk from potential regulations can be effectively managed through its commercial contracts. Additionally, Linde’s plant design, operations, and risk management teams are engaged to manage and mitigate losses from physical climate change, and the company does not anticipate material effects regarding its plant operations or business arising from potential physical risks of climate change.
Linde continuously seeks opportunities to optimize energy use and GHG emissions through research and development in customer applications and operational energy efficiency, sourcing low-carbon source energy, and purchasing hydrogen as a chemical byproduct where feasible. Linde tracks GHG emission performance versus targets and reports regularly to business management and annually to Linde's Board of Directors. The Sustainability Committee is responsible for oversight of the Company's programs and policies related to environmental matters, including climate change, greenhouse gas reduction goals and decarbonization solutions, such as clean energy and carbon management.
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
Costs Relating to the Protection of the Environment
The environmental protection costs incurred in 2024 were not significant. Linde anticipates that future annual environmental protection expenditures will be similar to 2024, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position, the consolidated results of operations or cash flows in any given year.
Legal Proceedings
See Note 17 to the consolidated financial statements for information concerning legal proceedings.
Retirement Benefits
Pensions
The net periodic benefit cost (benefit) was a benefit of $106 million, $80 million and $110 million in 2024, 2023 and 2022, respectively.
The funded status (pension benefit obligation ("PBO") less the fair value of plan assets) for the U.S. plans was a surplus of $86 million and deficit of $137 million at December 31, 2024 and 2023, respectively. The funded status for non-U.S. plans was a surplus of $464 million and deficit of $207 million at December 31, 2024 and 2023, respectively. During 2024, the U.S. and non U.S plans derived a benefit from actuarial gains due to higher discount rate environment.
Global pension contributions were $35 million in 2024, $46 million in 2023, and $51 million in 2022. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the U.S.). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Estimated required contributions for 2025 are currently expected to be in the range of $25 million to $35 million.
Linde assumes expected returns on plan assets for 2025 of 7.00% and 6.02% for the U.S. and non-U.S. plans, respectively, which are consistent with the long-term expected returns on its investment portfolios.
Excluding the impact of any settlements, 2025 consolidated pension expense is expected to be a benefit of approximately $145 million. The benefit derived from the expected return on assets assumption for Linde's most significant plans is anticipated to more than offset the expense from service and interest cost accruals and the higher amortization of deferred losses.
Refer to the Critical Accounting Estimates section and Note 16 to the consolidated financial statements for a more detailed discussion of the company’s retirement benefits, including a description of the various retirement plans and the assumptions used in the calculation of net periodic benefit cost (benefit) and funded status.
Insurance
Linde purchases insurance to limit a variety of property and casualty risks, including those related to property, business interruption, third-party liability and workers’ compensation. Currently, the company self retains up to $10 million per occurrence for vehicle liability in the United States and $5 million per occurrence for workers' compensation and general liability. Through December 31, 2024, the company self retained risk up to €5 to €7.5 million at its various properties worldwide for property damage resulting from fire, flood and other perils affecting its properties along with a separate €5 to €7.5 million deductible on business interruption resulting from a major peril loss. As of January 1, 2025 Linde has a captive insurance company that provides coverage for up to $50 million per event, and $100 million, in the annual aggregate, of losses above local deductibles for property damage and business interruption at the group’s sites globally. To mitigate the risk of losses above these self retention levels, the company purchases catastrophic insurance coverage from highly rated insurance companies.

At December 31, 2024 and 2023, the company had recorded a total of $80 million and $75 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analysis and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.
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
The industrial gases product line centers on the manufacturing and distribution of atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (hydrogen, helium, carbon dioxide, carbon monoxide, electronic gases, specialty gases, acetylene). Many of these products are co-products of the same manufacturing process. Linde manufactures and distributes nearly all of its products and manages its customer relationships on a regional basis. Linde’s industrial gases are distributed to various end-markets within a regional segment through one of three basic distribution methods: on-site or tonnage; merchant or bulk; and packaged or cylinder gases. The distribution methods are generally integrated in order to best meet the customer’s needs and very few of its products can be economically transported outside of a region. Therefore, the distribution economics are specific to the various geographies in which the company operates and are consistent with how management assesses performance.
The company’s measure of profit/loss for segment reporting purposes is segment operating profit. Segment operating profit is defined as operating profit excluding purchase accounting impacts of the Linde AG merger, cost reduction program and other charges, and items not indicative of ongoing business trends. This is the manner in which the company’s Chief Operating Decision Maker ("CODM") assesses performance and allocates resources.

The table below presents sales and operating profit information about reportable segments and Other for the years ended December 31, 2024 and 2023.

(Millions of dollars) Year Ended December 31,	2024	2023	Variance
Sales
Americas	$14,442	$14,304	1%
EMEA	8,352	8,542	(2)%
APAC	6,632	6,559	1%
Engineering	2,322	2,160	8%
Other	1,257	1,289	(2)%
Total sales	$33,005	$32,854	—%

Operating Profit
Americas	$4,550	$4,244	7%
EMEA	2,780	2,486	12%
APAC	1,918	1,806	6%
Engineering	410	491	(16)%
Other	62	43	44%
Segment operating profit	9,720	9,070	7%
Reconciliation to reported operating profit:
Cost reduction program and other charges (Note 3)	(145)	(40)
Purchase accounting impacts - Linde AG	(940)	(1,006)
Total operating profit	$8,635	$8,024
Americas

(Dollar amounts in millions)			Variance
Year Ended December 31,	2024	2023	2024 vs 2023
Sales	$14,442	$14,304	1%

Operating profit	$4,550	$4,244	7%
As a percent of sales	31.5%	29.7%

2024 vs 2023
% Change
Factors Contributing to Changes - Sales
Volume	—%
Price/Mix	3%
Cost pass-through	(1)%
Currency	(2)%
Acquisitions/Divestitures	1%
1%
The Americas segment includes Linde’s industrial gases operations in approximately 20 countries including the United States, Canada, Mexico and Brazil.
Sales
Sales for the Americas segment increased $138 million, or 1%, in 2024 versus 2023. Higher pricing contributed 3% to sales. The impact of net acquisitions increased sales by 1%. Cost past-through decreased sales by 1% with minimal impact on operating profit. Currency translation decreased sales by 2% driven primarily by the weakening of the Brazilian real and Mexican peso against the U.S. Dollar. Volumes remained flat due base volume declines largely offset by project start-ups.
Operating Profit
Operating profit in the Americas segment increased $306 million, or 7%, in 2024 versus 2023 driven primarily by higher pricing, continued productivity initiatives and a settlement gain with a supplier, which more than offset cost inflation.
EMEA

(Dollar amounts in millions)			Variance
Year Ended December 31,	2024	2023	2024 vs 2023
Sales	$8,352	$8,542	(2)%

Operating profit	$2,780	$2,486	12%
As a percent of sales	33.3%	29.1%

2024 vs 2023
% Change
Factors Contributing to Changes - Sales
Volume	(1)%
Price/Mix	3%
Cost pass-through	(4)%
Currency	—%
Acquisitions/Divestitures	—%
(2)%
The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, the U.K., France, Sweden and the Republic of South Africa.
Sales
EMEA segment sales decreased $190 million, or 2%, in 2024 versus 2023. Cost pass-through decreased sales by 4% with minimal impact on operating profit. Higher price attainment increased sales by 3%. Volumes decreased sales by 1% led by the manufacturing end market. Currency translation was flat.
Operating Profit
Operating Profit for the EMEA segment increased $294 million, or 12%, in 2024 versus 2023. The increase was driven primarily by higher pricing and continued productivity initiatives, partially offset by cost inflation and lower volumes.
APAC

(Dollar amounts in millions)			Variance
Year Ended December 31,	2024	2023	2024 vs 2023
Sales	$6,632	$6,559	1%

Operating profit	$1,918	$1,806	6%
As a percent of sales	28.9%	27.5%

2024 vs 2023
% Change
Factors Contributing to Changes - Sales
Volume	2%
Price/Mix	—%
Cost pass-through	1%
Currency	(2)%
Acquisitions/Divestitures	—%
1%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India and South Korea.
Sales
Sales for the APAC segment increased $73 million, or 1%, in 2024 versus 2023. Volumes increased 2% including project start-ups in the electronics end market. Currency translation decreased sales by 2% driven primarily by the weakening of the Korean won and Chinese yuan against the U.S. Dollar. Cost pass-through increased sales by 1% with minimal impact on operating profit. Pricing was flat.
Operating Profit
Operating profit in the APAC segment increased $112 million, or 6%, in 2024 versus 2023. The increase was primarily driven by volume including project start-ups and continued productivity initiatives which more than offset the impact of currency and cost inflation.
Engineering

(Dollar amounts in millions)			Variance
Year Ended December 31,	2024	2023	2024 vs 2023
Sales	$2,322	$2,160	8%

Operating profit	$410	$491	(16)%
As a percent of sales	17.7%	22.7%

2024 vs 2023
% Change
Factors Contributing to Changes - Sales
Currency	—%
Other	8%
8%
Sales
Engineering segment sales increased $162 million, or 8%, in 2024 versus 2023 driven by project timing.
Operating profit
Engineering segment operating profit decreased $81 million, or 16%, in 2024 versus 2023 due to larger benefits in the prior year from higher margin on lawful wind down of projects subject to sanctions in Russia.

Other

(Dollar amounts in millions)			Variance
Year Ended December 31,	2024	2023	2024 vs 2023
Sales	$1,257	$1,289	(2)%

Operating profit	$62	$43	44%
As a percent of sales	4.9%	3.3%

2024 vs 2023
% Change
Factors Contributing to Changes - Sales
Volume/Price	(2)%
Currency	—%
Acquisitions/Divestitures	—%
(2)%
Other consists of corporate costs and a few smaller businesses including: Linde Advanced Materials Technology ("LAMT") and global helium wholesale; which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other decreased $32 million, or 2%, in 2024 versus 2023. Underlying sales decreased 2% in 2024 versus 2023 primarily due to lower volumes in global helium and LAMT. The impact of currency translation was flat in 2024 versus 2023.
Operating profit
Operating profit in Other increased $19 million, or 44%, in 2024 versus 2023. The increase was driven by insurance recovery for LAMT partially offset by higher costs due to helium.
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

To help understand the reported results, the following is a summary of the significant currencies underlying Linde’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of 2024 Consolidated Sales	Exchange Rate for Statements of Income		Exchange Rate for Balance Sheet
		Average Year Ended December 31,		December 31,
Currency		2024	2023	2024	2023
Euro	18%	0.92	0.92	0.97	0.92
Chinese yuan	8%	7.20	7.08	7.30	7.10
British pound	5%	0.78	0.80	0.80	0.79
Australian dollar	4%	1.52	1.50	1.62	1.47
Brazilian real	4%	5.37	4.99	6.18	4.86
Mexican peso	3%	18.22	17.71	20.83	16.97
Canadian dollar	3%	1.37	1.35	1.44	1.32
Korean won	3%	1,363	1,306	1,472	1,288
Indian rupee	2%	83.67	84.51	85.61	83.21
South African rand	1%	18.32	18.43	18.84	18.36
Swedish krona	1%	10.57	10.60	11.07	10.07
Thailand bhat	1%	35.24	34.78	34.09	34.14

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars) Year Ended December 31,	2024	2023
Net Cash Provided by (Used for)
Operating Activities
Net income (including noncontrolling interests)	$6,737	$6,341
Non-cash charges (credits):
Add: Cost reduction program and other charges, net of payments (a)	31	(118)
Add: Depreciation and amortization	3,780	3,816
Add (Less): Deferred income taxes	(142)	(84)
Add (Less): Non-cash charges and other	88	184
Net income adjusted for non-cash charges and other	10,494	10,139
Less: Pension contributions	(35)	(46)
Add (Less): Working capital	(845)	(483)
Add (Less): Other	(191)	(305)
Net cash provided by (used for) operating activities	$9,423	$9,305
Investing Activities
Capital expenditures	$(4,497)	$(3,787)
Acquisitions, net of cash acquired	(317)	(953)
Divestitures, net of cash divested and asset sales	170	70
Net cash provided by (used for) investing activities	$(4,644)	$(4,670)
Financing Activities
Debt increases (decreases) – net	$3,167	$1,060
Issuances (purchases) of ordinary shares – net	(4,451)	(3,925)
Cash dividends – Linde plc shareholders	(2,655)	(2,482)
Noncontrolling interest transactions and other	(420)	(53)
Net cash provided by (used for) financing activities	$(4,359)	$(5,400)

Effect of exchange rate changes on cash	$(234)	$(7)
Cash and cash equivalents, end-of-period	$4,850	$4,664
____________________
(a)See Note 3 to the consolidated financial statements.
Cash increased $186 million in 2024 versus 2023. The primary sources of cash in 2024 were cash flows from operations of $9,423 million and net debt borrowings of $3,167 million. The primary uses of cash included capital expenditures of $4,497 million, net purchases of ordinary shares of $4,451 million, and cash dividends to shareholders of $2,655 million.
2024 compared with 2023
Cash Flows From Operations
Cash flows from operations was $9,423 million, an increase of $118 million from 2023. The increase was primarily attributable to higher net income, which was partially offset by higher net working capital requirements, including lower inflows for contract liabilities from engineering customer advance payments, and higher cash taxes.
Investing
Net cash used for investing activities was $4,644 million in 2024 compared to $4,670 million in 2023. The decrease was due to lower acquisition spend and higher proceeds from divestiture and asset sales, which more than offset higher capital expenditures.
Capital expenditures in 2024 were $4,497 million, an increase of $710 million from 2023. Capital expenditures during 2024 related primarily to investments in new plant and production equipment for backlog growth requirements.

Approximately 58% of the capital expenditures were in the Americas segment with 22% in the APAC segment and the rest largely in the EMEA segment.
At December 31, 2024, Linde's sale of gas backlog of large projects under construction was approximately $7.1 billion. This represents the total estimated capital cost of large plants under construction.
Acquisitions, net of cash acquired for 2024 were $317 million, a decrease of $636 million from 2023. In 2024, acquisitions were primarily related to packaged gas businesses in the Americas. Acquisitions in the prior year were $953 million related primarily to the acquisition of nexAir in the Americas (see Note 2 to the consolidated financial statements).
Divestitures, net of cash divested and asset sales in 2024 were $170 million compared with $70 million in 2023. Divestiture proceeds in 2024 include $69 million in net proceeds for a divestiture in APAC and a settlement with a supplier in the Americas.
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
Cash used for financing activities was $4,359 million in 2024 compared to $5,400 million in 2023. Cash provided by debt was $3,167 million in 2024 versus $1,060 million in 2023, driven primarily by higher net debt issuances partially offset by lower commercial paper issuances in 2024. In February 2024, Linde repaid €550 million of 1.20% notes that became due and issued €700 million of 3.00% notes due in 2028, €850 million of 3.20% notes due in 2031 and €700 million of 3.40% notes due in 2036. In May 2024, Linde repaid €300 million of 1.875% notes that became due. In June 2024, Linde issued €750 million of 3.375% notes due in 2030, €750 million of 3.500% notes due in 2034 and €700 million of 3.75% notes due in 2044. In December 2024, Linde repaid $300 million of 4.800% notes that became due.
In February 2025, Linde issued €850 million of 2.625% notes due in 2029, €750 million of 3.00% notes due in 2033 and €650 million of 3.25% notes due in 2037. Linde redeemed $600 million of 4.70% notes that were due in 2025.
Net purchases of ordinary shares were $4,451 million in 2024 versus $3,925 million in 2023. For additional information related to share repurchase programs, see Part II Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Cash dividends increased to $2,655 million in 2024 versus $2,482 million in 2023 driven primarily by a 9% increase in dividends per share to $5.56 per share from $5.10 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $420 million for the year ended December 31, 2024 versus cash used of $53 million for the respective 2023 period, primarily driven by financing related derivative outflows.
Linde’s total net debt outstanding at December 31, 2024 was $16,773 million, $2,064 million higher than $14,709 million at December 31, 2023. The December 31, 2024 net debt balance includes $21,140 million in public securities, and $483 million representing primarily worldwide bank borrowings, net of $4,850 million of cash. Linde’s global effective borrowing rate was approximately 2.5% for 2024.
The company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2024, Linde's credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A2 for long-term debt, respectively. The company maintains a $5 billion and a $1.5 billion unsecured and undrawn revolving credit agreements with no associated financial covenants. No borrowings were outstanding under the credit agreements as of December 31, 2024. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.
Note 11 to the consolidated financial statements includes information with respect to the company’s debt activity, current debt position, debt covenants and the available credit facilities; and Note 12 includes information relating to derivative financial instruments. Linde's credit facilities are with major financial institutions and are non-cancelable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facilities, if requested, to be low. Linde’s major bank credit and long-term debt agreements contain standard covenants. The company was in compliance with these covenants at December 31, 2024 and expects to remain in compliance for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS
As discussed in Note 17 to the consolidated financial statements, at December 31, 2024, Linde had undrawn outstanding letters of credit, bank guarantees and surety bonds entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Linde’s consolidated financial condition, results of operations, or liquidity.
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
The weighted-average expected long-term rates of return on pension plan assets were 7.00% for U.S. plans and 6.02% for non-U.S. plans at December 31, 2024 (7.00% and 5.64%, respectively at December 31, 2023). The expected long-term rate of return on the U.S. and Non-U.S. plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance. A 0.50% change in these expected long-term rates of return, with all other assumptions held constant, would change Linde’s pension expense by approximately $44 million.

The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $8,839 million, or $713 million higher than the fair value of assets of $8,126 million at December 31, 2024. These net deferred investment losses of $713 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.
Discount rates are used to calculate the present value of plan liabilities and pension costs and are determined annually by management. The company measures the service and interest cost components of pension and OPEB expense for significant U.S. and non-U.S. plans using the spot rate approach. U.S. plans that do not use the spot rate approach continue to determine discount rates by using a cash flow matching model provided by the company's independent actuaries. The model includes a portfolio of corporate bonds graded AA or better by at least half of the ratings agencies and matches the U.S. plans' projected cash flows to the calculated spot rates. Discount rates for the remaining Non-U.S. plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. Refer to Note 16 to the consolidated financial statements for a summary of the discount rates used to calculate plan liabilities and benefit costs, and to the Retirement Benefits section of the Consolidated Results and Other Information section of this MD&A for a further discussion of 2024 benefit costs. A 0.50% reduction in discount rates, with all other variables held constant, would increase Linde’s pension expense by approximately $1 million whereas a 0.50% increase in discount rates would result in a decrease of $5 million. A 0.50% reduction in discount rates would increase the PBO by approximately $429 million whereas a 0.50% increase in discount rates would have a favorable impact to the PBO of approximately $392 million.
The weighted-average expected rate of compensation increase was 3.50% for U.S. plans and 2.55% for non-U.S. plans at December 31, 2024 (3.50% and 2.58%, respectively, at December 31, 2023). The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Linde’s pension expense by approximately $4 million and would impact the PBO by approximately $33 million.
Asset Impairments
Goodwill and Other Indefinite-Lived Intangibles Assets
At December 31, 2024, the company had goodwill of $25,937 million and $1,650 million of other indefinite-lived intangible assets. Goodwill represents the aggregate of the excess consideration paid for acquired businesses over the fair value of the net assets acquired. Indefinite-lived other intangibles relate to the Linde name.
The company performs a goodwill impairment test annually as of October 1 or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The impairment test performed during the fourth quarter of 2024 indicated no impairment. At December 31, 2024, Linde’s enterprise value was approximately $215 billion (outstanding shares multiplied by the year-end stock price plus net debt, and without any control premium) while its total capital was approximately $56 billion.
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
Management believes that the quantitative and qualitative factors used to perform its annual goodwill impairment assessment are appropriate and reasonable. Although the 2024 assessment indicated that it is more likely than not that the fair value of each reporting unit exceeded its carrying value, changes in circumstances or conditions affecting this analysis could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company's results of operations.
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
Income Taxes
At December 31, 2024, Linde had deferred tax assets of $1,289 million (net of valuation allowances of $146 million), and deferred tax liabilities of $6,520 million. At December 31, 2024, uncertain tax positions totaled $292 million (see Note 1 and Note 5 to the consolidated financial statements). Income tax expense was $2,002 million for the year ended December 31, 2024, or about 23.4% of pre-tax income (see Note 5 to the consolidated financial statements for additional information related to taxes).
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
The non-GAAP measures in the following reconciliations are presented in this MD&A.
Adjusted Amounts

(Dollar amounts in millions, except per share data)
Year Ended December 31,	2024	2023
Adjusted Operating Profit and Operating Margin
Reported operating profit	$8,635	$8,024
Add: Cost reduction program and other charges	145	40
Add: Purchase accounting impacts - Linde AG (c)	940	1,006
Total adjustments	1,085	1,046
Adjusted operating profit	$9,720	$9,070

Reported percentage change	8%
Adjusted percentage change	7%

Reported sales	$33,005	$32,854

Reported operating margin	26.2%	24.4%
Adjusted operating margin	29.5%	27.6%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$3,780	$3,816
Less: Purchase accounting impacts - Linde AG (c)	(923)	(991)
Adjusted depreciation and amortization	$2,857	$2,825

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$185	$(41)
Add: Purchase accounting impacts - Linde AG (c)	(17)	(15)
Adjusted Other Income (Expense) - net	$202	$(26)

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(190)	$(164)
Add: Pension settlement charges	(10)	(16)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(200)	$(180)

Adjusted Interest Expense - Net
Reported interest expense - net	$256	$200
Add: Purchase accounting impacts - Linde AG (c)	3	16
Adjusted interest expense - net	$259	$216

(Dollar amounts in millions, except per share data)
Year Ended December 31,	2024	2023
Adjusted Income Taxes (a)
Reported income taxes	$2,002	$1,814
Add: Purchase accounting impacts - Linde AG (c)	220	232
Add: Pension settlement charges	2	3
Add: Cost reduction program and other charges	36	81
Total adjustments	258	316
Adjusted income taxes	$2,260	$2,130

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$8,569	$7,988
Add: Pension settlement charge	10	16
Add: Purchase accounting impacts - Linde AG (c)	937	990
Add: Cost reduction program and other charges	145	40
Total adjustments	1,092	1,046
Adjusted income before income taxes and equity investments	$9,661	$9,034

Reported Income taxes	$2,002	$1,814
Reported effective tax rate	23.4%	22.7%

Adjusted income taxes	$2,260	$2,130
Adjusted effective tax rate	23.4%	23.6%

Income from Equity Investments
Reported income from equity investments	$170	$167
Add: Purchase accounting impacts - Linde AG (c)	72	72
Adjusted income from equity investments	$242	$239

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(172)	$(142)
Add: Purchase accounting impacts - Linde AG (c)	(12)	(12)
Add: Cost reduction program and other charges	16	—
Total adjustments	4	(12)
Adjusted noncontrolling interests	$(168)	$(154)

Adjusted Net Income - Linde plc (b)
Reported net income	$6,565	$6,199
Add: Pension settlement charge	8	13
Add: Cost reduction program and other charges	125	(41)
Add: Purchase accounting impacts - Linde AG (c)	777	818
Total adjustments	910	790
Adjusted net income - Linde plc	$7,475	$6,989

Adjusted Diluted EPS (b)
Reported diluted EPS	$13.62	$12.59

(Dollar amounts in millions, except per share data)
Year Ended December 31,	2024	2023
Add: Pension settlement charge	0.02	0.03
Add: Cost reduction program and other charges	0.26	(0.08)
Add: Purchase accounting impacts - Linde AG (c)	1.61	1.66
Total adjustments	1.89	1.61
Adjusted diluted EPS	$15.51	$14.20

Reported percentage change	8%
Adjusted percentage change	9%

Adjusted EBITDA and % of Sales
Net Income - Linde plc	$6,565	$6,199
Add: Noncontrolling interests	172	142
Add: Net pension and OPEB cost (benefit), excluding service cost	(190)	(164)
Add: Interest expense	256	200
Add: Income taxes	2,002	1,814
Add: Depreciation and amortization	3,780	3,816
EBITDA	12,585	12,007
Add: Cost reduction program and other charges	145	40
Add: Purchase accounting impacts - Linde AG (c)	89	86
Total adjustments	234	126
Adjusted EBITDA	$12,819	$12,133

Reported sales	$33,005	$32,854
% of sales
EBITDA	38.1%	36.5%
Adjusted EBITDA as a % of Sales	38.8%	36.9%
(a)The income tax expense (benefit) on the non-GAAP pre-tax adjustments was determined using the applicable tax rates for the jurisdictions that were utilized in calculating the GAAP income tax expense (benefit) and included both current and deferred income tax amounts.
(b) Net of income taxes which are shown separately in “Adjusted Income Taxes and Effective Tax Rate”.
(c)The company believes that its non-GAAP measures excluding Purchase accounting impacts - Linde AG are useful to investors because: (i) the 2018 business combination was a merger of equals in an all-stock merger transaction, with no cash consideration, (ii) the company is managed on a geographic basis and the results of certain geographies are more heavily impacted by purchase accounting than others, causing results that are not comparable at the reportable segment level, therefore, the impacts of purchasing accounting adjustments to each segment vary and are not comparable within the company and when compared to other companies in similar regions, (iii) business management is evaluated and variable compensation is determined based on results excluding purchase accounting impacts, and; (iv) it is important to investors and analysts to understand the purchase accounting impacts to the financial statements.
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

(Millions of dollars)
December 31,	2024	2023
Debt	$21,623	$19,373
Less: cash and cash equivalents	(4,850)	(4,664)
Net debt	16,773	14,709
Less: purchase accounting impacts - Linde AG	(4)	(7)
Adjusted net debt	$16,769	$14,702
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
Linde plc has filed a base prospectus with the Luxembourg Stock Exchange, as supplemented, for a €15.0 billion debt issuance program, under which Linde plc may offer debt securities. Linde Inc. and Linde GmbH have provided to Linde plc upstream guarantees in relation to debt securities of Linde plc offered under the European debt program.
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

(Millions of dollars)
Statement of Income Data	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Sales	$7,995	$8,143
Operating profit	1,526	1,656
Net income	3,553	735
Transactions with non-guarantor subsidiaries	7,177	3,004

Balance Sheet Data (at period end)
Current assets (a)	7,827	4,423
Long-term assets (b)	14,481	13,833
Current liabilities (c)	10,309	10,882
Long-term liabilities (d)	64,848	56,546

(a) From current assets above, amount due from non-guarantor subsidiaries	4,425	1,753
(b) From long-term assets above, amount due from non-guarantor subsidiaries	1,031	816
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,841	1,684
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	$45,378	$39,458

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of Linde’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2024. The range of changes chosen for these discussions reflects Linde’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.
Interest Rate Risk
At December 31, 2024, Linde had debt totaling $21,623 million ($19,373 million at December 31, 2023). For fixed-rate instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest rate changes generally do not affect the fair market value of the instrument but impact future earnings and cash flows, assuming that other factors are held constant. At December 31, 2024, including the impact of derivatives, Linde had fixed-rate debt of $17,584 million and floating-rate debt of $4,039 million, representing 81% and 19%, respectively, of total debt. At December 31, 2023, including the impact of derivatives, Linde had fixed-rate debt of $14,345 million and floating-rate debt of $5,028 million, representing 74% and 26%, respectively, of total debt.
Fixed Rate Debt
This sensitivity analysis assumes that, holding all other variables constant (such as foreign exchange rates, swaps and debt levels), a one hundred basis point increase in interest rates would decrease the unrealized fair market value of the fixed-rate debt portfolio by approximately $918 million ($742 million in 2023). Linde has historically used interest rate swaps and as a result carried derivative assets subject to interest rate risk. All active swaps have been unwound or matured as of December 31, 2024; therefore, the effect of a one hundred basis point increase in interest rates would be $0 as of December 31, 2024 ($65 million increase to derivative assets recorded as of December 31, 2023).
Variable Rate Debt
At December 31, 2024, the after-tax earnings and cash flows impact of a one hundred basis point increase in interest rates, including offsetting impact of derivatives, on the variable-rate debt portfolio would be approximately $40 million ($50 million in 2023). Any such increase would be partially mitigated by higher interest earned on deposits of cash.
Foreign Currency Risk
Linde’s exchange-rate exposures result primarily from its investments and ongoing operations in Latin America (primarily Brazil and Mexico), Europe (primarily Germany, Scandinavia, and the U.K.), Canada, Asia Pacific (primarily Australia and China) and other business transactions such as the procurement of equipment from foreign sources. Linde frequently utilizes currency contracts to hedge these exposures. At December 31, 2024, Linde had a notional amount outstanding of $11,942 million ($5,651 million at December 31, 2023) related to foreign exchange contracts. The majority of these were to hedge recorded balance sheet exposures, primarily intercompany loans denominated in non-functional currencies. See Note 12 to the consolidated financial statements.
Holding all other variables constant, if there were a 10% increase in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2024 would increase by approximately $115 million and at December 31, 2023 would decrease by approximately $58 million, which would be largely offset by an offsetting loss or gain on the foreign-currency fluctuation of the underlying exposure being hedged.
Holding all other variables constant, if there were a 10% increase in foreign-currency exchange rates on the external debt portfolio, the fair market value of foreign-currency denominated debt outstanding at December 31, 2024 would decrease by approximately $1,334 million and $970 million at December 31, 2024 and 2023, respectively, which would be largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged.

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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Linde’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2024.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2024 as stated in their report.

/s/ SANJIV LAMBA	/s/ KELCEY E. HOYT
Sanjiv Lamba Chief Executive Officer	Kelcey E. Hoyt Chief Accounting Officer
/s/ MATTHEW J. WHITE
Matthew J. White Chief Financial Officer	February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Linde plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Linde plc and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Estimated Costs at Completion
As described in Note 19 to the consolidated financial statements, $2,322 million of the Company’s total revenues for the year ended December 31, 2024 was generated from sale of equipment contracts. Sales of equipment contracts are generally comprised of a single performance obligation. Revenue from sale of equipment is generally recognized over time as the Company has an enforceable right to payment for performance completed to date and performance does not create an asset with alternative use. For contracts recognized over time, revenue is recognized primarily using a cost incurred input method. Costs incurred to date relative to total estimated costs at completion are used to measure progress toward satisfying performance obligations. Costs incurred include material, labor, and overhead costs and represent work contributing and proportionate to the transfer of control to the customer. Changes to cost estimates and contract modifications are typically accounted for as part of the existing contract and are recognized as cumulative adjustments for the inception-to-date effect of such change.
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
February 26, 2025

We have served as the Company’s or its predecessor’s auditor since 1992.

CONSOLIDATED STATEMENTS OF INCOME
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2024	2023	2022
Sales	$33,005	$32,854	$33,364
Cost of sales, exclusive of depreciation and amortization	17,143	17,492	19,450
Selling, general and administrative	3,337	3,295	3,107
Depreciation and amortization	3,780	3,816	4,204
Research and development	150	146	143
Cost reduction program and other charges	145	40	1,029
Other income (expense) - net	185	(41)	(62)
Operating Profit	8,635	8,024	5,369
Interest expense - net	256	200	63
Net pension and OPEB cost (benefit), excluding service cost	(190)	(164)	(237)
Income Before Income Taxes and Equity Investments	8,569	7,988	5,543
Income taxes	2,002	1,814	1,434
Income Before Equity Investments	6,567	6,174	4,109
Income from equity investments	170	167	172
Net Income (Including Noncontrolling Interests)	6,737	6,341	4,281
Less: noncontrolling interests	(172)	(142)	(134)
Net Income – Linde plc	$6,565	$6,199	$4,147

Per Share Data – Linde plc Shareholders
Basic earnings per share	$13.71	$12.70	$8.30
Diluted earnings per share	$13.62	$12.59	$8.23

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	478,773	488,191	499,736
Diluted shares outstanding	482,092	492,290	504,038
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions)

Year Ended December 31,	2024	2023	2022
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$6,737	$6,341	$4,281

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,638)	399	(1,725)
Reclassifications to net income	—	—	(110)
Income taxes	6	1	—
Translation adjustments	(1,632)	400	(1,835)
Funded status - retirement obligations (Note 16):
Retirement program remeasurements	674	(480)	1,349
Reclassifications to net income	—	(14)	80
Income taxes	(155)	114	(359)
Funded status - retirement obligations	519	(380)	1,070
Derivative instruments (Note 12):
Current year unrealized gain (loss)	(38)	(80)	107
Reclassifications to net income	22	13	(129)
Income taxes	3	12	9
Derivative instruments	(13)	(55)	(13)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,126)	(35)	(778)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	5,611	6,306	3,503
Less: noncontrolling interests	(135)	(130)	(90)
COMPREHENSIVE INCOME - LINDE PLC	$5,476	$6,176	$3,413
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions)

December 31,	2024	2023
Assets
Cash and cash equivalents	$4,850	$4,664
Accounts receivable - net	4,622	4,718
Contract assets	263	196
Inventories	1,946	2,115
Prepaid and other current assets	1,264	927
Total Current Assets	12,945	12,620
Property, plant and equipment - net	24,775	24,552
Equity investments	2,130	2,190
Goodwill	25,937	26,751
Other intangible assets – net	11,330	12,399
Other long-term assets	3,030	2,299
Total Assets	$80,147	$80,811
Liabilities and Equity
Accounts payable	$2,507	$3,020
Short-term debt	4,223	4,713
Current portion of long-term debt	2,057	1,263
Contract liabilities	1,194	1,901
Accrued taxes	637	664
Other current liabilities	3,926	4,156
Total Current Liabilities	14,544	15,717
Long-term debt	15,343	13,397
Other long-term liabilities	4,015	3,804
Deferred credits	6,757	6,798
Total Liabilities	40,659	39,716
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity:
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2024 and 2023 issued: 490,766,972 ordinary shares	1	1
Additional paid-in capital	39,603	39,812
Retained earnings	12,634	8,845
Accumulated other comprehensive income (loss)	(6,894)	(5,805)
Less: Treasury shares, at cost (2024 – 17,530,240 shares and 2023 – 8,321,827 shares)	(7,252)	(3,133)
Total Linde plc Shareholders’ Equity	38,092	39,720
Noncontrolling interests	1,383	1,362
Total Equity	39,475	41,082
Total Liabilities and Equity	$80,147	$80,811
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LINDE PLC AND SUBSIDIARIES
(Millions of dollars)

Year Ended December 31,	2024	2023	2022
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Linde plc	$6,565	$6,199	$4,147
Add: Noncontrolling interests	172	142	134
Net Income (including noncontrolling interests)	$6,737	$6,341	$4,281
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges	31	(118)	902
Depreciation and amortization	3,780	3,816	4,204
Deferred income taxes	(142)	(84)	(383)
Share-based compensation	160	141	107
Non-cash charges and other	(72)	43	(49)
Working capital
Accounts receivable	(160)	(86)	(423)
Contract assets and liabilities, net	(409)	(168)	310
Inventory	56	(127)	(347)
Prepaid and other current assets	(55)	66	(157)
Payables and accruals	(277)	(168)	307
Pension contributions	(35)	(46)	(51)
Long-term assets, liabilities and other	(191)	(305)	163
Net cash provided by operating activities	9,423	9,305	8,864
Investing
Capital expenditures	(4,497)	(3,787)	(3,173)
Acquisitions, net of cash acquired	(317)	(953)	(110)
Divestitures, net of cash divested and asset sales	170	70	195
Net cash used for investing activities	(4,644)	(4,670)	(3,088)
Financing
Short-term debt borrowings (repayments) – net	(372)	554	3,050
Long-term debt borrowings	4,844	2,188	3,210
Long-term debt repayments	(1,305)	(1,682)	(1,785)
Issuances of ordinary shares	31	33	36
Purchases of ordinary shares	(4,482)	(3,958)	(5,168)
Cash dividends - Linde plc shareholders	(2,655)	(2,482)	(2,344)
Noncontrolling interest transactions and other	(420)	(53)	(88)
Net cash used for financing activities	(4,359)	(5,400)	(3,089)
Effect of exchange rate changes on cash and cash equivalents	(234)	(7)	(74)
Change in cash and cash equivalents	186	(772)	2,613
Cash and cash equivalents, beginning-of-period	4,664	5,436	2,823
Cash and cash equivalents, end-of-period	$4,850	$4,664	$5,436

Supplemental Data
Income taxes paid	$2,216	$1,955	$1,735
Interest paid, net of capitalized interest	$443	$451	$170
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions, except per share data, shares in thousands)

	Linde plc Shareholders’ Equity
	Ordinary shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2021	552,013	$1	$40,180	$18,710	$(5,048)	43,332	$(9,808)	$44,035	$1,393	$45,428
Net Income available for Linde plc shareholders				4,147				4,147	134	4,281
Other comprehensive income (loss)					(734)			(734)	(44)	(778)
Noncontrolling interests:
Dividends and other capital reductions								—	(81)	(81)
Additions (Reductions) (Note 14)								—	(56)	(56)
Dividends ($4.68 per ordinary share)				(2,344)				(2,344)		(2,344)
Issuances of ordinary shares:
For employee savings and incentive plans			(282)	28		(811)	198	(56)		(56)
Purchases of ordinary shares						17,034	(5,127)	(5,127)		(5,127)
Share-based compensation			107					107		107
Balance, December 31, 2022	552,013	$1	$40,005	$20,541	$(5,782)	59,555	$(14,737)	$40,028	$1,346	$41,374
Net Income available for Linde plc shareholders				6,199				6,199	142	6,341
Other comprehensive income (loss)					(23)			(23)	(12)	(35)
Noncontrolling interests:
Dividends and other capital reductions								—	(113)	(113)
Additions (Reductions)			(12)					(12)	(1)	(13)
Dividends ($5.10 per ordinary share)				(2,482)				(2,482)		(2,482)
Issuances of ordinary shares:
For employee savings and incentive plans			(322)	(113)		(924)	307	(128)		(128)
Purchases of ordinary shares						10,937	(4,003)	(4,003)		(4,003)
Share-based compensation			141					141		141
Intercompany reorganization (Note 14)	(61,246)			(15,300)		(61,246)	15,300			—
Balance, December 31, 2023	490,767	$1	$39,812	$8,845	$(5,805)	8,322	$(3,133)	$39,720	$1,362	$41,082
Net Income available for Linde plc shareholders				6,565				6,565	172	6,737
Other comprehensive income (loss)					(1,089)			(1,089)	(37)	(1,126)
Noncontrolling interests:
Dividends and other capital reductions								—	(133)	(133)
Additions (Reductions)								—	19	19
Dividends ($5.56 per ordinary share)				(2,655)				(2,655)		(2,655)
Issuances of ordinary shares:
For employee savings and incentive plans			(369)	(121)		(868)	340	(150)		(150)
Purchases of ordinary shares						10,076	(4,459)	(4,459)		(4,459)
Share-based compensation			160					160		160
Balance, December 31, 2024	490,767	$1	$39,603	$12,634	$(6,894)	17,530	$(7,252)	$38,092	$1,383	$39,475
The accompanying Notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LINDE PLC AND SUBSIDIARIES
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Linde plc ("Linde" or "the company") is an incorporated public limited company formed under the laws of Ireland. Linde’s registered office is located at Ten Earlsfort Terrace, Dublin 2, D02 T380 Ireland. Linde’s principal executive offices are located at Forge, 43 Church Street West, Woking, Surrey GU21 6HT, United Kingdom and 10 Riverview Drive, Danbury, Connecticut, 06810, United States. Linde trades on the Nasdaq under the symbol LIN.
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
The company performs a goodwill impairment test annually as of October 1 or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The impairment test allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. Reporting units are determined based on one level below the operating segment level. The qualitative analysis of goodwill for the year ended December 31, 2024 showed the fair value of the reporting units substantially exceeded the carrying value, as such further analysis was not performed.
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
Recently Issued Accounting Standards
Accounting Standards Implemented in 2024
Improvements to Reportable Segments Disclosures - In November 2023, the FASB issued guidance requiring enhanced disclosure related to reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard includes enhanced disclosure of the company's segment reporting as it relates to the CODM's title and position, how the CODM uses the reported measure of segment's profit or loss, and the inclusion of significant expense categories and amounts that are regularly provided to the CODM and included in reported segment profit or loss (See Note 18).
Accounting Standards to be Implemented
Improvements to Income Tax Disclosures - In December 2023, the FASB issued guidance requiring enhanced disclosure related to income taxes. The standard requires additional or modified disclosures related to the income tax rate reconciliation, disaggregation of income taxes paid, and several other disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard will only impact disclosures within the company's consolidated financial statements and the company is evaluating the impact this guidance will have on those disclosures.

Disaggregation of Income Statement Expenses - In November 2024, the FASB issued guidance requiring disaggregated disclosure of income statement expenses. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years after December 15, 2027, with early adoption permitted. The adoption of this standard will only impact disclosures within the company's consolidated financial statements and the company is evaluating the impact this guidance will have on those disclosures.
NOTE 2. ACQUISITIONS AND DIVESTITURES
Acquisitions
Acquisitions were $317 million, $953 million and $110 million for the years ended December 31, 2024, 2023 and 2022, respectively. Acquisitions in 2024 and 2023 primarily related to the Americas. Acquisitions in 2022 primarily related to the Americas and EMEA.
2023 Acquisition of nexAir, LLC
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
The company estimated the preliminary fair value of net assets acquired based on information available at the time of the acquisition and adjusted and finalized those estimates as additional information became available. Measurement period adjustments totaled approximately $27 million, and related to working capital adjustments and deferred taxes. The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisition of nexAir, LLC as of the acquisition date.

(Millions of dollars)	January 5, 2023

Assets:
Cash and cash equivalents	$55
Other current assets - net	49
Property, plant and equipment, net	241
Other intangible assets - net	245
Other long-term liabilities - net	(1)
Deferred taxes	(25)
Total identifiable net assets	$564

Goodwill	$485
Fair value of previously held equity interest	$183
Total purchase price	$866
nexAir, LLC’s assets and liabilities were measured at fair value at January 5, 2023. Fair value represents management's best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows (sales, costs, customer attrition rates, and contributory asset charges), discount rates, competitive trends, and market comparables. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates.

The fair value of the previously held equity interest was based upon a purchase price valuation (excluding debt) multiplied by the company’s previously held ownership interest adjusted by a discount for lack of marketability. The fair value of property, plant & equipment, net was based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use). The cost approach, adjusted for the age and condition of the property, plant and equipment, was used to estimate fair value.
Identifiable intangible assets primarily consisted of customer relationships of approximately $245 million that will be amortized over their estimated useful life of 20 years. The fair value of the customer relationships intangible asset was valued using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from nexAir, LLC's existing customer base. There were no indefinite-lived intangible assets identified in conjunction with the acquisition.
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
Divestitures
Divestitures, net of cash divested and asset sales were $170 million, $70 million, and $195 million for the years ended December 31, 2024, 2023 and 2022, respectively. Divestiture proceeds in 2024 include $69 million in net proceeds for a divestiture in APAC and a settlement with a supplier in the Americas.
2022 Sale of GIST business
In the third quarter of 2022, the company completed the sale of its GIST business. Proceeds from the sale were $184 million, net of cash divested of $75 million, for net proceeds of $109 million. The sale resulted in a loss of $21 million (benefit of $3 million, after tax), recorded within cost reduction program and other charges in the consolidated statement of income (see Note 3).
NOTE 3. COST REDUCTION PROGRAM AND OTHER CHARGES
2024 Charges
Cost reduction program and other charges were $145 million for the year ended December 31, 2024. Costs include severance of $165 million, other cost reduction charges of $23 million, and a benefit of $43 million related to a divestiture in APAC. Cost reduction program and other charges for 2024 included an income tax benefit of $35 million.
2023 Charges
Cost reduction program and other charges were $40 million for the year ended December 31, 2023. Costs primarily related to severance in the Engineering segment and expenses incurred due to the intercompany reorganization for the year ended December 31, 2023. Cost reduction program and other charges for 2023 included an income tax benefit of $81 million primarily comprised of a benefit of $124 million related to the resolution of an income tax audit, partially offset by an accrual of $85 million for the potential settlement of an international income tax matter.
2022 Charges
Cost reduction program and other charges were $1 billion ($896 million, after tax and noncontrolling interests) for the year ended December 31, 2022, largely attributable to the Russia-Ukraine conflict.
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
The fair value of Linde’s Russian subsidiaries was determined using a probability weighted discounted cash flow model, which resulted in the recognition of a $407 million loss on deconsolidation when compared to the carrying value of the entities. This loss is recorded within cost reduction program and other charges in the consolidated statements of income.

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
Other Russia related charges
Cost reduction program and other charges related specifically to the Russia-Ukraine conflict were $103 million ($73 million after tax) for the year ended December 31, 2022, and are primarily comprised of impairments of assets which are maintained by international entities in support of the Russian business.
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
Cash Requirements
The total cash requirements of the cost reduction program and other charges incurred for the year ended December 31, 2024 are expected to be immaterial. Remaining cash requirements are expected to be paid primarily through 2025. Cost reduction program and other charges, net of payments in the consolidated statements of cash flows for the twelve months ended December 31, 2024 and 2023 also reflect the impact of cash payments of liabilities accrued as of December 31, 2023 and 2022, respectively.

Classification in the consolidated financial statements
The pre-tax charges for each year are shown within operating profit in a separate line item on the consolidated statements of income. In the consolidated balance sheets, reductions in assets are recorded against the carrying value of the related assets and unpaid amounts are recorded as other current or long-term liabilities (see Note 7). On the consolidated statements of cash flows, the pre-tax impact of these charges, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 18 Segment Information, Linde excluded these charges from its management definition of segment operating profit; a reconciliation of segment operating profit to consolidated income before income taxes and equity investments is shown within the operating profit table.

NOTE 4. LEASES
In the normal course of its business, Linde enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Linde determines whether a contract is or contains a lease at contract inception. Total lease and rental expenses related to operating lease right of use assets for the twelve months ended December 31, 2024 and 2023 were $303 million and $284 million, respectively. Operating lease costs are included in selling, general and administrative expenses and cost of sales, exclusive of depreciation and amortization. The related assets and obligations are included in other long-term assets and other current liabilities and other long-term liabilities, respectively. Total lease and rental expenses related to finance lease right of use assets for the twelve months ended December 31, 2024 and 2023 were $70 million and $58 million, respectively, and the costs are included in depreciation and amortization and interest. Related assets and obligations are included in other long-term assets and other current liabilities and other long-term liabilities, respectively. Linde includes renewal options that are reasonably certain to be exercised as part of the lease term. Operating and financing lease expenses above include short term and variable lease costs which are immaterial.
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

Gains and losses on sale and leaseback transactions were immaterial. Operating cash flows used for operating leases for the twelve months ended December 31, 2024 and 2023 were $249 million. Cash flows used for finance leases for the same period were immaterial.
Supplemental balance sheet information related to leases is as follows:

(Millions of dollars)
December 31,	2024	2023
Operating Leases
Operating lease right-of-use assets	$800	$759

Other current liabilities	176	177
Other long-term liabilities	606	572
Total operating lease liabilities	782	749

Finance Leases
Finance lease right-of-use assets	189	179

Other current liabilities	54	50
Other long-term liabilities	150	143
Total finance lease liabilities	$204	$193
Supplemental operating lease information:

(Millions of dollars)
December 31,	2024	2023
Weighted average lease term (years)	8	8
Weighted average discount rate	4.17%	4.19%
Future operating and finance lease payments as of December 31, 2024 are as follows (millions of dollars):

Period	Operating Leases	Financing Leases
2025	$202	$65
2026	164	53
2027	129	42
2028	96	28
2029	68	15
Thereafter	260	44
Total future undiscounted lease payments	919	247
Less imputed interest	(137)	(43)
Total reported lease liability	$782	$204
NOTE 5. INCOME TAXES
Pre-tax income applicable to U.S. and non-U.S. operations is as follows:

(Millions of dollars) Year Ended December 31,	2024	2023	2022
United States	$2,717	$2,859	$2,502
Non-U.S.	5,852	5,129	3,041
Total income before income taxes	$8,569	$7,988	$5,543
Provision for Income Taxes
The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2024	2023	2022
Current tax expense (benefit)
U.S. federal	$504	$291	$486
State and local	106	116	92
Non-U.S.	1,534	1,491	1,239
	2,144	1,898	1,817
Deferred tax expense (benefit)
U.S. federal	3	57	(12)
State and local	11	5	7
Non-U.S.	(156)	(146)	(378)
	(142)	(84)	(383)
Total income taxes	$2,002	$1,814	$1,434
Effective Tax Rate Reconciliation
Linde plc is not subject to tax in Ireland, its country of domicile. For purposes of the effective tax rate reconciliation, the company utilizes the U.S. statutory income tax rate of 21%. An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2024		2023		2022
U.S. statutory income tax	$1,800	21.0%	$1,677	21.0%	$1,164	21.0%
State and local taxes – net of federal benefit	102	1.2%	105	1.3%	84	1.5%
Tax on Non-U.S. activities (a)(b)	186	2.2%	169	2.1%	176	3.2%
Share-Based compensation	(66)	(0.8)%	(66)	(0.8)%	(41)	(0.7)%
Russia charges (Note 3)	—	—%	—	—%	108	1.9%
Other (c)	(20)	(0.2)%	(71)	(0.9)%	(57)	(1.0)%
Provision for income taxes	$2,002	23.4%	$1,814	22.7%	$1,434	25.9%
(a)Primarily related to differences between the U.S. tax rate and the statutory tax rate in the countries in which the company operates. It also includes the U.S. tax impact of the non-U.S. activities and other non-U.S. permanent items and tax rate changes. These other items were not material.
(b)2024 includes the tax effect of Pillar II, the 15% global minimum tax rate provisions of the OECD's framework for Pillar Two, which was not material.
(c)Includes net tax benefits related to tax audit settlements of $54 million in 2023 and $71 million in 2022. In 2024, the tax effect of these items was not material.
Net Deferred Tax Liabilities
Net deferred tax liabilities included in the consolidated balance sheets are comprised of the following:

(Millions of dollars) December 31,	2024	2023
Deferred tax liabilities
Fixed assets	$2,378	$2,686
Goodwill	233	215
Other intangible assets	2,638	2,872
Subsidiary/equity investments	535	586
Other (a)	736	456
	$6,520	$6,815
Deferred tax assets
Carryforwards	$505	$285
Benefit plans and related (b)(c)	16	243
Inventory	87	82
Accruals and other (d)	827	858
	$1,435	$1,468
Less: Valuation allowances (e)	(146)	(176)
	$1,289	$1,292
Net deferred tax liabilities	$5,231	$5,523
Recorded in the consolidated balance sheets as (Note 7):
Other long-term assets	428	226
Deferred credits	5,659	5,749
	$5,231	$5,523
(a)Includes $235 million in 2024 and $221 million in 2023 related to right-of-use lease assets and includes $335 million in 2024 and $170 million in 2023 related to timing differences regarding certain engineering projects accounted for on the cost incurred input method.
(b)Includes deferred tax liabilities of $95 million and deferred tax assets of $60 million in 2024 and 2023, respectively, related to pension / OPEB funded status (see Notes 7 and 16).

(c)The amounts are net of non-US deferred tax liabilities of $290 million in 2024 and $187 million in 2023.
(d)Includes $244 million in 2024 and $228 million in 2023 related to lease liabilities.
(e)Summary of changes in valuation allowances relating to deferred tax assets follows (millions of dollars):

	2024	2023	2022
Balance, January 1,	$(176)	$(276)	$(235)
Income tax (charge) benefit	26	65	(44)
Other, including write-offs	—	34	—
Translation adjustments	4	1	3
Balance, December 31,	$(146)	$(176)	$(276)
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
As of December 31, 2024, the company had $505 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $146 million of valuation allowances. These deferred tax assets include $461 million relating to NOLs, of which $57 million expire within 5 years, $18 million expire after 5 years, and $386 million have no expiration. The deferred tax assets also include $44 million related to credits of which $3 million expire within 5 years, $38 million expire after 5 years, and $3 million have no expiration. The valuation allowances of $146 million primarily relate to NOLs. Management has determined, based on financial projections and available tax strategies, that it is unlikely that the benefit of these losses will be realized. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.
The company has $535 million of non-U.S income and withholding taxes accrued related to its investment in non-U.S. subsidiaries and equity investments. A provision has not been made for any additional non-U.S. income or withholding taxes at December 31, 2024 on approximately $5 billion of unremitted non-U.S. earnings on which the company intends to remain indefinitely reinvested or on other outside basis differences in its investments unrelated to unremitted earnings. A determination of these deferred taxes related to these amounts is not practicable.
Uncertain Tax Positions
Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The company has unrecognized income tax benefits totaling $292 million, $304 million and $325 million as of December 31, 2024, 2023, and 2022, respectively. If recognized, the majority of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statements of income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2024	2023	2022
Unrecognized income tax benefits, January 1	$304	$325	$387
Additions for tax positions of prior years	19	108	26
Reductions for tax positions of prior years (a)	(9)	(121)	(45)
Additions for current year tax positions	11	—	—
Reductions for settlements with taxing authorities	(12)	(1)	(23)
Other (b)	(21)	(7)	(20)
Unrecognized income tax benefits, December 31	$292	$304	$325
(a)2023 and 2022 amounts are primarily related to the closure of tax audits.
(b)Other includes reductions for statute of limitation lapses and foreign currency translation.
The company classifies interest income and expense related to income taxes as tax expense in the consolidated statements of income. The company recognized net interest expense of $3 million and net interest benefit of $17 million and of $3 million for the years ended December 31, 2024, 2023, and 2022, respectively. The company had $16 million and $14 million of accrued interest and penalties as of December 31, 2024 and 2023, respectively, which were recorded in other long-term liabilities in the consolidated balance sheets (See Note 7).
As of December 31, 2024, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major tax jurisdictions	Open Years
Americas
United States	2021 through 2024
Canada	2014 through 2024
Mexico	2014 through 2024
Brazil	2008 through 2024

EMEA
France	2020 through 2024
Germany	2018 through 2024
United Kingdom	2022 through 2024

APAC
Australia	2020 through 2024
China	2019 through 2024
India	2006 through 2024
South Korea	2020 through 2024
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
NOTE 6. EARNINGS PER SHARE – LINDE PLC SHAREHOLDERS
Basic and Diluted earnings per share - Linde plc shareholders is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	2024	2023	2022
Numerator (Millions of dollars)
Net Income – Linde plc	$6,565	$6,199	$4,147
Denominator (Thousands of shares)
Weighted average shares outstanding	477,998	487,656	499,254
Shares earned and issuable under compensation plans	775	535	482
Weighted average shares used in basic earnings per share	478,773	488,191	499,736
Effect of dilutive securities
Stock options and awards	3,319	4,099	4,302
Weighted average shares used in diluted earnings per share	482,092	492,290	504,038

Basic Earnings Per Share	$13.71	$12.70	$8.30
Diluted Earnings Per Share	$13.62	$12.59	$8.23

The weighted-average of antidilutive securities excluded from the calculation of diluted earnings per share was 268 thousand for the twelve months ended December 31, 2024. There were no antidilutive securities in the respective 2023 and 2022 periods.

NOTE 7. SUPPLEMENTAL INFORMATION
Income Statement

(Millions of dollars) Year Ended December 31,	2024	2023	2022
Selling, General and Administrative
Selling	$1,333	$1,330	$1,295
General and administrative	2,004	1,965	1,812
	$3,337	$3,295	$3,107

Year Ended December 31,	2024	2023	2022
Depreciation and Amortization (a)
Depreciation	$3,226	$3,266	$3,633
Amortization of intangibles (Note 10)	554	550	571
Depreciation and Amortization	$3,780	$3,816	$4,204

Year Ended December 31,	2024	2023	2022
Other Income (Expenses) – Net
Currency related net gains (losses)	$(11)	$(47)	$(18)
Partnership income	3	2	18
Severance expense	(16)	(12)	(13)
Asset divestiture gains (losses) – net	60	6	(9)
Insurance recoveries	45	10	2
Other – net gains (losses)	104	—	(42)
	$185	$(41)	$(62)

Year Ended December 31,	2024	2023	2022
Interest Expense – Net
Interest incurred on debt and other	$555	$480	$277
Interest income	(228)	(197)	(117)
Amortization on acquired debt	(3)	(16)	(35)
Interest capitalized	(68)	(67)	(62)
	$256	$200	$63
Balance Sheet

(Millions of dollars) December 31,	2024	2023
Accounts Receivable
Trade and Other receivables	$5,043	$5,175
Less: allowance for expected credit losses	(421)	(457)
	$4,622	$4,718
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,573 million and $4,667 million at December 31, 2024 and December 31, 2023, respectively, and gross receivables aged greater than one year were $322 million and $354 million at December 31, 2024 and December 31, 2023, respectively. Gross other receivables were $148 million and $154 million at December 31, 2024 and December 31, 2023, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Provisions for expected credit losses were $180 million, $175 million and $163 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively. The allowance activity in the twelve months ended December 31, 2024 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

December 31,	2024	2023
Inventories
Raw materials and supplies	$529	$614
Work in process	371	390
Finished goods	1,046	1,111
	$1,946	$2,115

December 31,	2024	2023
Prepaid and Other Current Assets
Prepaid and other deferred charges (b)	$579	$583
VAT recoverable	177	178
Unrealized gains on derivatives (Note 12)	302	73
Other (c)	206	93
	$1,264	$927

December 31,	2024	2023
Other Long-term Assets
Pension assets (Note 16)	$1,106	$380
Insurance contracts (d)	32	38
Long-term receivables, net (e)	28	163
Lease assets (Note 4)	989	938
Deposits	73	76
Investments carried at cost (f) (Note 17)	106	187
Deferred charges	58	60
Deferred income taxes (Note 5)	428	226
Unrealized gains on derivatives (Note 12)	4	8
Other	206	223
	$3,030	$2,299

December 31,	2024	2023
Other Current Liabilities
Accrued expenses	$1,321	$1,494
Payroll	618	678
VAT payable	256	253
Pension and postretirement (Note 16)	37	31
Interest payable	227	129
Lease liability (Note 4)	230	227
Insurance reserves	20	21
Unrealized losses on derivatives (Note 12)	92	41
Cost reduction programs and other charges (Note 3)	175	146
Other	950	1,136
	$3,926	$4,156
Payables
Linde has agreements to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the company with designated third-party financial institutions. The outstanding payment obligations under the company’s supplier finance programs are included in the consolidated balance sheets and were not material as of December 31, 2024 or 2023.

December 31,	2024	2023
Other Long-term Liabilities
Pension and postretirement (Note 16)	$519	$693
Tax liabilities for uncertain tax positions (Note 5)	210	216
Tax Act liabilities (g)	—	80
Lease liability (Note 4)	756	715
Interest and penalties for uncertain tax positions (Note 5)	16	14
Insurance reserves	60	54
Asset retirement obligation	305	305
Unrealized losses on derivatives (Note 12)	9	6
Cost reduction programs and other charges (Note 3)	66	68
Contingent liabilities (Note 17)	1,646	1,148
Other	428	505
	$4,015	$3,804

December 31,	2024	2023
Deferred Credits
Deferred income taxes (Note 5)	$5,659	$5,749
Contract liabilities (Note 19)	1,098	1,049
	$6,757	$6,798

December 31,	2024	2023
Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment - net of taxes:
Americas (h)	$(4,422)	$(3,618)
EMEA (h)	(1,235)	(737)
APAC (h)	(1,736)	(1,037)
Engineering	(432)	(93)
Other	858	113
	(6,967)	(5,372)
Derivatives – net of taxes	(6)	7
Pension/OPEB funded status obligation (net of $95 million tax obligation in 2024 and $60 million tax benefit in 2023) (Note 16)	79	(440)
	$(6,894)	$(5,805)
(a)Depreciation and amortization expense in 2024 include $467 million and $456 million, respectively, of Linde AG purchase accounting impacts. In 2023, depreciation and amortization expense include $529 million and $462 million, respectively, of Linde AG purchase accounting impacts.
(b)    Includes estimated income tax payments of $221 million in 2024 and $173 million in 2023.
(c)     In 2024, the amounts relate primarily to current notes receivables from the sale of GIST.
(d)    Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations.
(e)    The balances at December 31, 2024 and 2023 are net of reserves of $36 million and $42 million, respectively. In 2023, the amounts relate primarily to long-term notes receivable from customers in APAC, government receivables in Brazil and receivables from the sale of GIST.
(f)    Includes investments from the deconsolidation of Russian subsidiaries.
(g)    Represents tax payable related to the deemed repatriation tax pursuant to the U.S. Tax Cuts and Jobs Act of 2018. The company is required to fund the balance in annual installments through 2025. In 2024, the final annual installment was reclassified to accrued taxes.
(h)    Americas consists of currency translation adjustments primarily in Canada, Mexico, and Brazil. EMEA relates primarily to Germany, the U.K., the Netherlands, Norway and Sweden. APAC relates primarily to China, South Korea, India, and Australia.
NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET
Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	Depreciable Lives (Yrs)	2024	2023
Production plants (primarily 15-year life) (a)	10-20	$35,364	$33,071
Storage tanks	15-20	5,689	5,445
Transportation equipment and other	3-15	4,210	4,050
Cylinders	10-30	4,970	4,993
Buildings	25-40	3,355	3,275
Land and improvements (b)	0-20	1,045	1,087
Construction in progress		4,086	3,404
		58,719	55,325
Less: accumulated depreciation		(33,944)	(30,773)
		$24,775	$24,552
(a)     Depreciable lives of production plants related to long-term customer supply contracts are generally consistent with the contract lives.

(b)     Land is not depreciated.
NOTE 9. GOODWILL
Changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows:

(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
Balance, December 31, 2022	$9,136	$9,492	$4,550	$2,349	$290	$25,817
Acquisitions (Note 2)	550	—	3	—	—	553
Foreign currency translation and other	17	347	(54)	73	3	386
Disposals	—	(5)	—	—	—	(5)
Balance, December 31, 2023	9,703	9,834	4,499	2,422	293	26,751
Acquisitions (Note 2)	191	—	17	—	—	208
Foreign currency translation and other	(56)	(538)	(253)	(150)	(21)	(1,018)
Disposals (Note 2)	—	—	(4)	—	—	(4)
Balance, December 31, 2024	$9,838	$9,296	$4,259	$2,272	$272	$25,937
Linde performs its goodwill impairment tests annually as of October 1 or more frequently if events or circumstances indicate that an impairment loss may have been incurred. For the fourth quarter 2024 test, the company applied the FASB's accounting guidance which allows the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, the company concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment since the annual goodwill impairment test was performed through December 31, 2024.
NOTE 10. OTHER INTANGIBLE ASSETS
The following is a summary of Linde’s other intangible assets at December 31, 2024 and 2023:

(Millions of dollars) For the year ended December 31, 2024	Customer Relationships	Brands/Tradenames	Other Intangible Assets	Total
Cost:
Balance, December 31, 2023	$11,479	$2,609	$1,913	$16,001
Additions	22	—	28	50
Foreign currency translation	(530)	(107)	(113)	(750)
Disposals	(10)	(2)	(48)	(60)
Other *	11	4	154	169
Balance, December 31, 2024	10,972	2,504	1,934	15,410
Less: accumulated amortization:
Balance, December 31, 2023	(2,270)	(233)	(1,099)	(3,602)
Amortization expense (Note 7)	(416)	(36)	(102)	(554)
Foreign currency translation	116	5	66	187
Disposals	2	—	42	44
Other *	(3)	(1)	(151)	(155)
Balance, December 31, 2024	(2,571)	(265)	(1,244)	(4,080)
Net Balance, December 31, 2024	$8,401	$2,239	$690	$11,330

(Millions of dollars) For the year ended December 31, 2023	Customer Relationships	Brands/Tradenames	Other Intangible Assets	Total
Cost:
Balance, December 31, 2022	$11,062	$2,565	$1,697	$15,324
Additions	258	6	50	314
Foreign currency translation	185	38	41	264
Disposals	(3)	—	(20)	(23)
Other *	(23)	—	145	122
Balance, December 31, 2023	11,479	2,609	1,913	16,001
Less: accumulated amortization:
Balance, December 31, 2022	(1,841)	(196)	(867)	(2,904)
Amortization expense (Note 7)	(423)	(36)	(91)	(550)
Foreign currency translation	(36)	(1)	(24)	(61)
Disposals	—	—	21	21
Other *	30	—	(138)	(108)
Balance, December 31, 2023	(2,270)	(233)	(1,099)	(3,602)
Net balance at December 31, 2023	$9,209	$2,376	$814	$12,399
*Other primarily relates to the write-off of fully amortized assets and reclassifications.
There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $554 million, $550 million and $571 million, respectively. The remaining weighted-average amortization period for intangible assets is approximately 23 years.
Total estimated annual amortization expense related to finite-lived intangibles is as follows:

(Millions of dollars)
2025	$570
2026	554
2027	545
2028	528
2029	525
Thereafter	6,958
Total amortization related to finite-lived intangible assets	9,680
Indefinite-lived intangible assets at December 31, 2024	1,650
Net intangible assets at December 31, 2024	$11,330
NOTE 11. DEBT
The following is a summary of Linde’s outstanding debt at December 31, 2024 and 2023:

(Millions of dollars)
December 31,	2024	2023
SHORT-TERM
Commercial paper	$3,964	$4,483
Other bank borrowings (primarily non U.S.)	259	230
Total short-term debt	4,223	4,713
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
1.20% Euro denominated notes due 2024 (c)	—	607
1.875% Euro denominated notes due 2024 (b,e)	—	332
4.800% Notes due 2024 (g)	—	300
4.700% Notes due 2025	599	599
2.65% Notes due 2025	400	399
1.625% Euro denominated notes due 2025	517	550
3.625% Euro denominated notes due 2025	517	551
0.00% Euro denominated notes due 2026	726	774
3.20% Notes due 2026	725	724
3.434% Notes due 2026	199	198
1.652% Euro denominated notes due 2027	84	90
0.250% Euro denominated notes due 2027	776	827
1.00% Euro denominated notes due 2027	519	553
1.00% Euro denominated notes due 2028 (b)	742	780
3.00% Euro denominated notes due 2028 (d)	722	—
3.375% Euro denominated notes due 2029	773	824
1.10% Notes due 2030	697	697
1.90% Euro denominated notes due 2030	106	114
3.375% Euro denominated notes due 2030 (f)	772	—
1.375% Euro denominated notes due 2031	779	829
3.20% Euro denominated notes due 2031 (d)	878	—
0.550% Euro denominated notes due 2032	772	823
0.375% Euro denominated notes due 2033	512	546
3.625% Euro denominated notes due 2034	670	714
3.50% Euro denominated notes due 2034 (f)	769	—
1.625% Euro denominated notes due 2035	822	876
3.40% Euro denominated notes due 2036 (d)	718	—
3.55% Notes due 2042	666	666
3.75% Euro denominated notes due 2044 (f)	712	—
2.00% Notes due 2050	297	296
1.00% Euro denominated notes due 2051	707	755
Other	10	10
Non U.S. borrowings	214	226
	17,400	14,660
Less: current portion of long-term debt	(2,057)	(1,263)
Total long-term debt	15,343	13,397
Total debt	$21,623	$19,373

(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)December 31, 2024 and December 31, 2023 included a cumulative $32 million and $46 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps, including related terminations. Refer to Note 12.
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
(g)In December 2024, Linde repaid $300 million of 4.800% notes that became due.
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
In addition, on December 4, 2024, the company and certain of its subsidiaries entered into an unsecured 364-day revolving credit agreement (the “364-Day Credit Agreement” and, together with the Five Year Credit Agreement, the “Credit Agreements”) with a syndicate of banking institutions. The 364-Day Credit Agreement provides for total commitments of $1.5 billion. There are no financial maintenance covenants contained within the Credit Agreement. The 364-Day Credit Agreement expires on December 3, 2025 with the option to elect to have the entire principal balances outstanding under the Credit Agreement converted into non-revolving term loans, which will be due and payable one year after the commitment termination date.
No borrowings were outstanding under the Credit Agreements as of December 31, 2024.
Other Debt Information
The weighted-average interest rates of short-term borrowings outstanding were 3.8% and 4.8% as of December 31, 2024 and 2023, respectively.
Expected maturities of long-term debt are as follows:

(Millions of dollars)
2025	$2,057
2026	1,670
2027	1,391
2028	1,547
2029	785
Thereafter	9,950
$17,400
As of December 31, 2024, the amount of Linde's assets pledged as collateral was immaterial.
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
Counterparties to Linde’s derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of December 31, 2024, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2024 and 2023 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets (a)		Liabilities (a)
December 31,	2024	2023	2024	2023	2024	2023
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$9,935	$4,567	$256	$46	$64	$26
Forecasted transactions	168	335	2	11	6	6
Total	$10,103	$4,902	$258	$57	$70	$32
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$780	$749	$7	$20	$11	$4
Forward exchange contracts	1,059	—	30	—	—	—
Commodity contracts	N/A	N/A	11	3	20	7
Interest rate swaps	—	1,214	—	1	—	4
Total Hedges	$1,839	$1,963	$48	$24	$31	$15
Total Derivatives	$11,942	$6,865	$306	$81	$101	$47
 (a) Amounts at December 31, 2024 and 2023, respectively, included current assets of $302 million and $73 million, which are recorded in prepaid and other current assets; long-term assets of $4 million and $8 million, which are recorded in other long-term assets; current liabilities of $92 million and $41 million, which are recorded in other current liabilities; and long-term liabilities of $9 million and $6 million, which are recorded in other long-term liabilities.
In addition, during 2024, Linde issued credit default swaps (“CDS”) to third-party financial institutions. The CDS relate to secured borrowings provided by the financial institutions to a government customer in Mexico, that were utilized to pay certain of Linde’s outstanding receivables. The notional amount of the CDS, which was $198 million and $60 million for the two programs as of December 31, 2024, will reduce on a monthly basis over their respective 24-month and 22-month terms. As of December 31, 2024, the fair value of both derivative liabilities were not material.

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
Net Investment Hedges
Foreign Currency-Denominated Debt Designations
As of December 31, 2024, Linde has €17.9 billion ($19.0 billion) Euro-denominated notes and intercompany loans, ¥3.7 billion ($0.5 billion) CNY-denominated intercompany loans, and C$1.4 billion ($1.0 billion) CAD-denominated intercompany loans that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred gain recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $1,220 million (deferred gain of $1,175 million in the consolidated statement of comprehensive income for the year ended December 31, 2024), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged.
Foreign Currency Forward Exchange Contract Designations
In 2024, the Company entered into forward exchange contracts to partially hedge its net investment in certain foreign-denominated subsidiaries. The Company assesses the forward exchange contracts used as net investment hedges under the spot method. This results in the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness and recorded as incurred as a reduction in interest expense - net in the consolidated statements of income. Since hedge inception and for the year ended December 31, 2024, the deferred gain recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $30 million, which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged. The amount of net interest income recorded in 2024 for all forward exchange contracts was immaterial.
Effects of Previous Hedge Designations
As of December 31, 2024, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is a gain of $56 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statements of income.
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
Derivatives Impact on Consolidated Statements of Income
The following table summarizes the impact of the company's derivatives on the consolidated statements of income:

(Millions of dollars)	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
Year Ended December 31,	2024	2023	2022
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$88	$91	$12
Other balance sheet items	—	(1)	8
Total	$88	$90	$20
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
The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statements of income were not material for the years ended December 31, 2024, 2023, and 2022. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.
NOTE 13. FAIR VALUE DISCLOSURES
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023:

	Fair Value Measurements Using
(Millions of dollars)	Level 1		Level 2		Level 3
	2024	2023	2024	2023	2024	2023
Assets
Derivative assets	$—	$—	$306	$81	$—	$—
Investments and securities *	16	16	—	—	12	12
Total	$16	$16	$306	$81	$12	$12
Liabilities
Derivative liabilities	$—	$—	$101	$47	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At December 31, 2024, the estimated fair value of Linde’s long-term debt portfolio was $16,234 million versus a carrying value of $17,400 million. At December 31, 2023, the estimated fair value of Linde’s long-term debt portfolio was $13,337 million versus a carrying value of $14,660 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.
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
At December 31, 2024 and 2023, Linde has total authorized share capital of €1,825,000 divided into 1,750,000,000 ordinary shares of €0.001 each, 25,000 A ordinary shares of €1.00 each, 25,000 deferred shares of €1.00 each and 25,000,000 preferred shares of €0.001 each.
At December 31, 2024 there were 490,766,972 and 473,236,732 of Linde plc ordinary shares issued and outstanding, respectively. At December 31, 2024 there were no shares of A ordinary shares, deferred shares or preferred shares issued or outstanding.
At December 31, 2023 there were 490,766,972 and 482,445,145 of Linde plc ordinary shares issued and outstanding, respectively. At December 31, 2023, there were no shares of A ordinary shares, deferred shares or preferred shares issued or outstanding.
Linde’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.
Other Linde plc Ordinary Share and Treasury Share Transactions
Linde may issue new ordinary shares for dividend reinvestment and stock purchase plans and employee savings and incentive plans. No new ordinary shares were issued in 2024, 2023 and 2022.
On January 25, 2021 the company's board of directors approved the additional repurchase of $5.0 billion of its ordinary shares under which Linde had repurchased 16,662,678 shares through December 31, 2022. Linde completed the repurchases under this program in the first quarter of 2022.
On February 28, 2022, the company's board of directors authorized a new share repurchase program for up to $10.0 billion of its ordinary shares ("2022 program") under which Linde had repurchased 29,552,394 shares through December 31, 2024. Linde completed the repurchases under this program in the second quarter of 2024.
On October 23, 2023, the company's board of directors approved a new share repurchase program for up to $15.0 billion of its ordinary shares ("2023 program") under which Linde has repurchased $3.1 billion as of December 31, 2024. This program will terminate on the earlier of the date as the maximum authority under the 2023 program is reached or the board terminates the 2023 program.
Noncontrolling Interests
Noncontrolling interest ownership changes are presented within the consolidated statements of equity. 2022 includes the impact of deconsolidating the company's Russian gas and engineering business entities (see Note 3).
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put/sell options, that are not solely within the company’s control (“redeemable noncontrolling interests”) are reported separately in the consolidated balance sheets at the greater of carrying value or redemption value. For redeemable noncontrolling interests that are not yet exercisable, Linde calculates the redemption value by accreting the carrying value to the redemption value over the period until exercisable. If the redemption value is greater than the carrying value, any increase is adjusted directly to retained earnings and does not impact net income. At December 31, 2024 and 2023, the redeemable noncontrolling interest balance includes an industrial gas business in EMEA where the noncontrolling shareholders have put options.
NOTE 15. SHARE-BASED COMPENSATION
Share-based compensation expense was $160 million in 2024 ($141 million and $107 million in 2023 and 2022, respectively). The related income tax benefit recognized was $88 million in 2024 ($88 million and $64 million in 2023 and 2022, respectively). The expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.
Summary of Plans
The 2021 Linde plc Long Term Incentive Plan (the “2021 Plan") was adopted by the Board of Directors and shareholders of Linde plc on July 26, 2021. The 2021 Plan permits awards of stock options, stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards to eligible officer and non-officer employees and non-employee directors of the company and its affiliates. As of December 31, 2024, 7,149,967 shares remained available for equity grants under the 2021 Plan, of which 2,226,852 shares may be granted as awards other than options or stock appreciation rights.
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
The weighted-average fair value of options granted during 2024 was $112.63 ($83.69 in 2023 and $45.07 in 2022) based on the Black-Scholes Options-Pricing model. The increase in the grant date fair value year-over-year is primarily attributable to the increase in the stock price.
The following weighted-average assumptions were used to value the grants in 2024, 2023 and 2022:

Year Ended December 31,	2024	2023	2022
Dividend yield	1.2%	1.4%	1.7%
Volatility	22.5%	22.0%	20.6%
Risk-free interest rate	4.01%	4.23%	1.70%
Expected term years	5	5	5
The following table summarizes option activity under the plans as of December 31, 2024 and changes during the period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,825	$180.58
Granted	310	465.27
Exercised	(1,085)	146.21
Cancelled or expired	(27)	397.03
Outstanding at December 31, 2024	5,023	$204.50	4.6	$1,090
Exercisable at December 31, 2024	4,356	$176.78	4.0	$1,054
The aggregate intrinsic value represents the difference between the company’s closing stock price of $418.67 as of December 31, 2024 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during 2024 was $327 million ($283 million and $176 million in 2023 and 2022, respectively).
Cash received from option exercises under all share-based payment arrangements for 2024 was $31 million ($33 million and $36 million in 2023 and 2022, respectively). The cash tax benefit realized from share-based compensation totaled $89 million for 2024 ($86 million and $61 million cash tax benefit in 2023 and 2022, respectively).
As of December 31, 2024, $21 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Unit Awards
In 2024, the company granted 301,358 performance-based stock unit awards under the 2021 Plan to senior management that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. These awards are tied to either after tax return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of a blended group of companies that is comprised of the S&P 500, excluding the Financial sector, and Eurofirst 300. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s ordinary shares on the date of the grant and the estimated performance that will be achieved. Compensation expense for ROC awards will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved. TSR awards are measured at their grant date fair value and not subsequently re-measured. The number of performance-based stock unit awards granted in 2024 includes an increase of 177,383 stock units to the target number of performance-based awards originally granted in 2021, as these awards achieved a higher payout factor upon completion of the three-year performance period.
The weighted-average fair value of ROC awards granted in 2024 was $450.53 ($340.80 in 2023 and $257.63 in 2022). These fair values are based on the closing market price of Linde's ordinary shares on the grant date adjusted for dividends that will not be paid during the vesting period.
The weighted-average fair value of TSR awards granted in 2024 was $664.77 ($489.33 in 2023 and $301.42 in 2022) and was estimated using a Monte Carlo simulation performed as of the grant date.
There were 124,471 restricted stock units granted to employees by Linde during 2024. The weighted-average fair value of restricted stock units granted during 2024 was $449.10 ($332.69 in 2023 and $260.27 in 2022). These fair values are based on the closing market price of Linde's ordinary shares on the grant date adjusted for dividends that will not be paid during the vesting period. Compensation expense related to the restricted stock units is recognized over the vesting period.

The following table summarizes non-vested performance-based and restricted stock unit award activity as of December 31, 2024 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2024	572	$281.11	638	$232.15
Granted	301	534.58	124	449.10
Vested	(305)	264.41	(160)	244.23
Cancelled and Forfeited	(10)	480.93	(11)	358.22
Non-vested at December 31, 2024	558	$339.50	591	$271.59
There are approximately 9 thousand performance-based stock units and 15 thousand restricted stock units that are non-vested at December 31, 2024 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current share price.
As of December 31, 2024, $62 million of unrecognized compensation cost related to performance-based awards and $50 million of unrecognized compensation cost related to the restricted stock unit awards is expected to be recognized primarily through the first quarter of 2027.
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
Defined Benefit Pension Plans - Non-U.S.
Linde has Non-U.S., defined benefit commitments primarily in Germany and the U.K that include pension plan assets comprised of a diversified mix of investments. The defined benefit commitments in Germany relate to old age pensions, invalidity pensions and surviving dependents pensions. These commitments also take into account vested rights for periods of service prior to January 1, 2002 based on earlier final-salary pension plan rules. In addition, there are direct commitments in respect of the salary conversion scheme for the form of cash balance plans. The resulting pension payments are calculated on the basis of an interest guarantee and the performance of the corresponding investment. There are no minimum funding requirements. The pension obligations in Germany are partly funded by a Contractual Trust Agreement. Defined benefit commitments in the U.K. prior to July 1, 2003 are earnings-related and dependent on the period of service. Such commitments relate to old age pensions, invalidity pensions and surviving dependents pensions. Beginning in April 1, 2011, the amount of future increases in inflation-linked pensions and of increases in pensionable emoluments was restricted.
Multi-employer Pension Plans
In the United States Linde participates in eight multi-employer defined benefit pension plans ("MEPs"), pursuant to the terms of collective bargaining agreements, that cover approximately 200 union-represented employees. The collective bargaining agreements expire on different dates through 2029. In connection with such agreements, the company is required to make periodic contributions to the MEPs in accordance with the terms of the respective collective bargaining agreements. Linde’s participation in these plans is not material either at the plan level or in the aggregate. For all MEPs, Linde’s contributions were less than 1% of the total contributions to each plan for 2024, 2023 and 2022.
Linde has obtained the most recently available Pension Protection Act ("PPA") annual funding notices from the Trustees of the MEPs. As of December 31, 2024, there were four Red Zone plans, deemed to be in "critical" or "critical and declining" status that have implemented financial improvement or rehabilitation plans. Linde does not currently anticipate significant future obligations due to the funding status of these plans and any such obligation would be immaterial. If Linde determined it was probable that it would withdraw from an MEP, the company would record a liability for its portion of the MEP’s unfunded pension obligations, as calculated at that time. Historically, such withdrawal payments have not been significant.
Defined Contribution Plans
Linde’s U.S. employees are eligible to participate in defined contribution savings plans offered by their applicable business. Employee contribution percentages vary by plan and are subject to the maximum allowable by IRS regulations. The cost for these defined contribution plans was $69 million in 2024, $59 million in 2023 and $56 million in 2022 (these costs are not included in the tables that follow).
The defined contribution plans include a non-leveraged employee stock ownership plan ("ESOP") which covers all employees participating in this plan. The collective number of shares of Linde ordinary shares in the ESOP totaled 1,578,863 at December 31, 2024.
Certain non-U.S. subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The expense for these plans was $62 million in 2024, $60 million in 2023 and $80 million in 2022 (these expenses are not included in the tables that follow).
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
Linde uses a measurement date of December 31 for its pension and other post-retirement benefit plans.
Pension and Postretirement Benefit Costs
The components of net pension and postretirement benefits other than pension ("OPEB") costs for 2024, 2023 and 2022 are shown in the table below:

(Millions of dollars)	Year Ended December 31,
	2024	2023	2022
Amount recognized in Operating Profit
Service cost	$84	$84	$127
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	362	373	201
Expected return on plan assets	(552)	(523)	(518)
Net amortization and deferral	(10)	(30)	74
Settlement charges (a)	10	16	6
	$(190)	$(164)	$(237)
Net periodic benefit cost (benefit)	$(106)	$(80)	$(110)
(a) Settlement charges were triggered by lump sum benefit payments.
Funded Status
Changes in the benefit obligation and plan assets for Linde’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2024 and 2023 are shown below.

(Millions of dollars)	Year Ended December 31,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation ("PBO")
Benefit obligation, January 1	$2,187	$6,385	$2,129	$5,586
Service cost	28	56	25	59
Interest cost	103	259	105	268
Participant contributions	11	18	11	18
Actuarial loss (gain)	(73)	(622)	100	532
Benefits paid	(155)	(348)	(162)	(324)
Plan settlement	(11)	(14)	(21)	(14)
Foreign currency translation and other changes	—	(248)	—	260
Benefit obligation, December 31	$2,090	$5,486	$2,187	$6,385
Accumulated benefit obligation ("ABO")	$1,964	$5,405	$2,037	$6,300
Change in Plan Assets
Fair value of plan assets, January 1	$2,050	$6,178	$1,891	$5,794
Actual return on plan assets	267	271	300	365
Company contributions	—	35	—	46
Participant contributions	—	18	—	18
Benefits paid from plan assets	(141)	(321)	(141)	(320)
Foreign currency translation and other changes	—	(231)	—	275
Fair value of plan assets, December 31	$2,176	$5,950	$2,050	$6,178
Funded Status, End of Year	$86	$464	$(137)	$(207)
Recorded in the Balance Sheet (Note 7)
Other long-term assets	$212	$894	$19	$361
Other current liabilities	(16)	(21)	(17)	(14)
Other long-term liabilities	(110)	(409)	(139)	(554)
Net amount recognized, December 31	$86	$464	$(137)	$(207)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$91	$(256)	$290	$219
Prior service cost (credit)	(9)	—	(10)	1
Deferred tax obligation (benefit) (Note 7)	(21)	116	(67)	7
Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$61	$(140)	$213	$227
Comparative funded status information as of December 31, 2024 and 2023 for select non-U.S. pension plans is presented in the table below as the benefit obligations of these plans are considered to be significant relative to the total benefit obligation:

	United Kingdom	Germany	Other Non-U.S.	Total Non-U.S.
(Millions of dollars)	2024	2024	2024	2024
Benefit obligation, December 31	$2,883	$1,594	$1,009	$5,486
Fair value of plan assets, December 31	3,640	1,418	892	5,950
Funded Status, End of Year	$757	$(176)	$(117)	$464

	United Kingdom	Germany	Other Non-U.S.	Total Non-U.S.
(Millions of dollars)	2023	2023	2023	2023
Benefit obligation, December 31	$3,616	$1,684	$1,085	$6,385
Fair value of plan assets, December 31	3,858	1,370	950	6,178
Funded Status, End of Year	$242	$(314)	$(135)	$(207)
The changes in plan assets and benefit obligations recognized in other comprehensive income in 2024 and 2023 are as follows:

	Pensions
(Millions of dollars)	2024	2023
Current year net actuarial losses (gains)*	$(681)	$480
Amortization of net actuarial gains (losses)	9	29
Amortization of prior service credits (costs)	1	1
Pension settlements	(10)	(16)
Foreign currency translation and other changes	7	—
Total recognized in other comprehensive income	$(674)	$494
 * Pension net actuarial gains in 2024 are largely driven by continued increase in the discount rate environment in U.S. and non-U.S. plans resulting in actuarial gains from a lower PBO as well as favorable plan asset experience for the U.S. plans. In 2023, the actuarial losses were largely driven by the decrease in the discount rate environment resulting from a higher PBO, which was partially offset by favorable plan asset experience for non-U.S plans. The U.S. plan derived a benefit from the actual return on plan assets.
The following table provides information only for those individual pension plans where the accumulated benefit obligation exceeds the fair value of plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation ("ABO")	$44	$1,746	$1,952	$1,880
Fair value of plan assets	$—	$1,384	$1,945	$1,385
The following table provides information only for those individual pension plans where the projected benefit obligation exceeds the fair value of plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation ("PBO")	$47	$1,796	$2,012	$1,932
Fair value of plan assets	$—	$1,391	$1,945	$1,390

Assumptions
The assumptions used to determine benefit obligations are as of the respective balance sheet dates and the assumptions used to determine net benefit cost are as of the previous year-end, as shown below:

	Pensions
	U.S.		Non-U.S.
	2024	2023	2024	2023
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	5.55%	5.03%	4.76%	4.27%
Interest crediting rate	4.68%	4.03%	1.11%	1.70%
Rate of increase in compensation levels	3.50%	3.50%	2.55%	2.58%
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.03%	5.35%	4.27%	4.58%
Interest crediting rate	4.03%	4.02%	1.70%	2.13%
Rate of increase in compensation levels	3.50%	3.25%	2.58%	2.59%
Expected long-term rate of return on plan assets (1)	7.00%	7.00%	6.02%	5.64%
(1)    The expected long term rate of return on the U.S. and non-U.S. plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance.
For the U.S. plans, the expected rate of return of 7.00% was derived based on the target asset allocation of 50%-70% equity securities (approximately 7.20% expected return), 20%-50% fixed income securities (approximately 4.70% expected return) and 2%-8% alternative investments (approximately 4.30% expected return). For the main non-U.S. plans, the expected rate of return was derived based on the weighted average target asset allocation of 15%-25% equity securities (approximately 5.30% expected return), 30%-50% fixed income securities (approximately 5.80% expected return), and 30%-50% alternative investments (approximately 5.60% expected return).
For the U.S. plan assets, the actual annualized total return for the most recent 10-year period ended December 31, 2024 was approximately 7.20%. For the non-U.S. plan assets, the actual annualized total return for the same period was approximately 4.00%. Changes to plan asset allocations and investment strategy over this time period limit the value of historical plan performance as a factor in estimating the expected long term rate of return. For 2025, the expected long-term rate of return on plan assets will be 7.00% for the U.S. plans and 6.02% for non-U.S. plans.
Pension Plan Assets
The investments of the U.S. pension plan are managed to meet the future expected benefit liabilities of the plan over the long term by investing in diversified portfolios consistent with prudent diversification and historical and expected capital market returns. Investment strategies are reviewed by management and investment performance is tracked against appropriate benchmarks. There are no concentrations of risk as it relates to the assets within the plans. The non-U.S. pension plans are managed individually based on diversified investment portfolios, with different target asset allocations that vary for each plan. Weighted-average asset allocations at December 31, 2024 and 2023 for Linde’s U.S. and non-U.S. pension plans, as well as respective asset allocation ranges by major asset category, are generally as follows:

	U.S.								Non-U.S.
Asset Category	Target 2024			Target 2023			2024	2023	Target 2024			Target 2023			2024	2023
Equity securities	50%	-	70%	50%	-	70%	62%	59%	15%	-	25%	15%	-	25%	24%	22%
Fixed income securities	20%	-	50%	20%	-	50%	31%	31%	30%	-	50%	30%	-	50%	29%	30%
Other	2%	-	8%	2%	-	8%	7%	10%	30%	-	50%	30%	-	50%	47%	48%

The following table summarizes pension assets measured at fair value by asset category at December 31, 2024 and 2023. Transfers of assets were not material for the year ended December 31, 2024 and 2023. See Note 13 for the definition of levels within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1		Level 2		Level 3 **		Total
(Millions of dollars)	2024	2023	2024	2023	2024	2023	2024	2023
Cash and cash equivalents	$407	$368	$—	$—	$—	$—	$407	$368
Equity securities:
Global equities	1,149	926	—	—	—	—	1,149	926
Mutual funds	344	298	—	—	—	—	344	298
Fixed income securities:
Government bonds	—	—	1,304	1,486	—	—	1,304	1,486
Emerging market debt	—	—	294	283	—	—	294	283
Mutual funds	130	119	61	60	—	—	191	179
Corporate bonds	—	—	401	324	—	—	401	324
Bank loans	—	—	25	27	—	—	25	27
Alternative investments:
Real estate funds	—	—	—	—	314	324	314	324
Private debt	—	—	—	—	1,048	1,345	1,048	1,345
Insurance contracts	—	—	—	—	54	51	54	51
Liquid alternatives	—	—	1,087	1,022	—	—	1,087	1,022
Other investments	2	1	23	22	—	—	25	23
Total plan assets at fair value, December 31,	$2,032	$1,712	$3,195	$3,224	$1,416	$1,720	$6,643	$6,656
Pooled funds *							1,483	1,572
Total fair value plan assets December 31,							$8,126	$8,228
* Pooled funds are measured using the net asset value ("NAV") as a practical expedient for fair value as permissible under the accounting standard for fair value measurements and have not been categorized in the fair value hierarchy.
** The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the periods ended December 31, 2024 and 2023:

(Millions of dollars)	Insurance Contracts	Real Estate Funds	Private Debt	Total
Balance, December 31, 2022	$46	$353	$1,360	$1,759
Gain/(Loss) for the period	—	(27)	(38)	(65)
Purchases	1	3	1	5
Sales	—	(15)	(44)	(59)
Transfer into/ (out of) Level 3	—	—	—	—
Foreign currency translation	4	10	66	80
Balance, December 31, 2023	51	324	1,345	1,720
Gain/(Loss) for the period	3	10	(12)	1
Purchases	4	28	—	32
Sales	—	(37)	(255)	(292)
Transfer into / (out of) Level 3	—	—	—	—
Foreign currency translation	(4)	(11)	(30)	(45)
Balance, December 31, 2024	$54	$314	$1,048	$1,416
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

Contributions
At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Pension contributions were $35 million in 2024, $46 million in 2023 and $51 million in 2022. Estimated required contributions for 2025 are currently expected to be in the range of $25 million to $35 million.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments, net of participant contributions:

(Millions of dollars)	Pensions
Year Ended December 31,	U.S.	Non-U.S.
2025	$212	$371
2026	162	364
2027	166	370
2028	165	384
2029	165	392
Thereafter	833	2,093
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
•On May 27, 2022, performance of all Linde Engineering agreements in Russia were lawfully suspended in compliance with applicable sanctions. In December 2022, at RusChemAlliance’s (RCA) request a Russian St. Petersburg court (“St. Petersburg Court”) issued an injunction preventing sale of Linde Russia subsidiaries and assets. During 2023 and 2024, in accordance with the dispute resolution provisions of the related engineering agreements Linde secured judgements reenforcing jurisdiction of the agreements with RCA outside of Russia and ordering the St. Petersburg proceedings stayed and injunctions lifted. However, RCA has continued to pursue its claims in Russia and during the fourth quarter of 2024 two Linde Russian joint ventures were sold locally pursuant to a St. Petersburg court order and the proceeds provided to RCA. Linde does not expect a material adverse impact on earnings given the $1.7 billion liabilities recorded as of December 31, 2024 and the immaterial investment value of its remaining deconsolidated Russia subsidiaries. Please see further detail on the Russia legal cases below.
RCA LNG and GPP
In December 2022, the St. Petersburg Court issued an injunction preventing (i) the sale of any shares in Linde’s subsidiaries and joint ventures in Russia, and (ii) the disposal of any of the assets in those entities exceeding 5% of the relevant company’s overall asset value. RusChemAlliance is owned 50% by PJSC Gazprom. The injunction was requested by RCA to secure payment of a possible award under an arbitration proceeding RCA intended to file against Linde Engineering for alleged breach of contract under the agreement to build a gas processing plant in Russia entered into in July 2021. In March 2023, RCA filed a claim in St. Petersburg against Linde GmbH for recovery of advance payments under the agreement ("GPP Claim"), and subsequently (i) added Linde and other Linde subsidiaries as defendants, and (ii) is seeking payment of alleged damages from Linde and guarantor banks. In March 2024, RCA filed a similar claim for repayment and damages against Linde for alleged breach of contract under the agreement to build a liquefied natural gas plant in Russia entered into in September 2021 (“LNG Claim”, and together with the GPP Claim, the “Russian Claims”).
Dispute resolution provisions
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
Local seizures
In February 2024, the St. Petersburg Court decided the GPP Claim in favor of RCA (the “GPP Decision”) and in October 2024, decided the LNG Claim in favor of RCA (the “LNG Decision”). Linde unsuccessfully appealed the GPP Decision in March and September 2024. During the fourth quarter of 2024, RCA executed enforcement actions related to the GPP Decision within Russia for Linde’s shares in two Linde Russian joint ventures and locally RCA received payment from the purchase of these shares by Linde’s joint venture partners. RCA previously initiated the enforcement process for the GPP Decision within Russia for the remainder of Linde’s local assets, and these proceedings are currently pending a court appointed local valuation of Linde’s assets. Additionally, during November 2024, RCA seized the ruble equivalent of approximately €238 million from one of the guarantor bank’s accounts in Russia.
Linde intends to claim all damages related to or rising from RCA's enforcement of the GPP and LNG Decisions in the HKIAC arbitration proceedings. Linde subsidiaries affected by the GPP Decision have also filed claims for damages against RCA in the Southern District of New York, the Netherlands and Germany.

As of December 31, 2024, Linde has a contingent liability of $1.0 billion, which represents advance payments previously recorded in contract liabilities related to terminated engineering projects with RCA. As a result of the contract terminations, Linde no longer has future performance obligations for these projects.
It is difficult to estimate the timing of resolution of these matters. The company intends to vigorously defend its interests in the Russian Claims, Hong Kong arbitration proceedings and other jurisdictions.
Amur GPP
In July 2015, Gazprom Pererabotka Blagoveshchensk LLC ("Gazprom") entered into an engineering, procurement and construction contract with OJSC NIPIgazpererabotka ("Nipigas") for the construction of a gas processing plant and other components located in the Amur Region, Russia (“Amur GPP”). Subsequently, in December 2015, Nipigas and Linde Engineering, executed a subcontract for engineering, procurement, and site services for licensed production units for the Amur GPP project. Additionally, Linde also entered into (i) a license agreement with Gazprom in 2017 for the operation of the plants, and (ii) a direct owner agreement with Gazprom and Nipigas which included limitation of liability provisions. Performance of the Amur GPP agreements were lawfully suspended in compliance with applicable sanctions on May 27, 2022.
On October 8, 2021 and January 5, 2022, fires occurred at the Amur GPP facility. Following the initial fire in 2021, Linde undertook a comprehensive review of the incident, including a detailed local inspection conducted by Linde employees. The Linde report concluded that the fire was attributable to the quality of construction and assembly work, responsibilities falling under the scope of Nipigas. On October 29, 2024, Gazprom submitted a claim to the Arbitration State Court in the Amur Region, Russia (“Amur Court”) against Linde claiming damages and lost profits arising from the fire incidents.
As of December 31, 2024, Linde has a contingent liability of $0.7 billion for this and other Amur GPP contract matters. It is difficult to estimate the timing of resolution of this matter. The company intends to vigorously defend its interests in this case.
Commitments
At December 31, 2024, Linde had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $3,377 million from financial institutions. These relate primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including non-U.S. litigation matters.
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
The industrial gases product line centers on the manufacturing and distribution of atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (hydrogen, helium, carbon dioxide, carbon monoxide, electronic gases, specialty gases, acetylene). Many of these products are co-products of the same manufacturing process. Linde manufactures and distributes nearly all of its products and manages its customer relationships on a regional basis. Linde’s industrial gases are distributed to various end-markets within a regional segment through one of three basic distribution methods: on-site or tonnage; merchant or bulk; and packaged or cylinder gases. The distribution methods are generally integrated in order to best meet the customer’s needs and very few of its products can be economically transported outside of a region. Therefore, the distribution economics are specific to the various geographies in which the company operates and are consistent with how management assesses performance.
The CODM consists of the CEO, CFO and senior or executive vice president of each respective segment. The company’s measure of profit/loss for segment reporting is segment operating profit. Segment operating profit is defined as operating profit excluding purchase accounting impacts of the Linde AG merger, cost reduction and other charges, and items not indicative of ongoing business trends. The CODM uses operating profit to assess overall segment performance, which includes monitoring opportunities for growth and to make capital decisions across the respective segments, while assessing both industry and macroeconomic conditions. Total assets have not been included as this is not provided to the CODM for their assessment.
The table below presents information about reportable segments for the years ended December 31, 2024, 2023 and 2022.

(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
2024
Sales (a)	$14,442	$8,352	$6,632	$2,322	$1,257	$33,005
Variable Costs (b)	5,375	3,129	3,304	920	408	13,136
Fixed Costs and other (c)	3,067	1,803	769	959	694	7,292
Depreciation and amortization (d)	1,450	640	641	33	93	2,857
Operating Profit (e)	4,550	2,780	1,918	410	62	9,720
Expenditures for long-lived assets	$2,805	$702	$1,059	$25	$223	$4,814
2023
Sales (a)	$14,304	$8,542	$6,559	$2,160	$1,289	$32,854
Variable Costs (b)	5,524	3,614	3,317	676	433	13,564
Fixed Costs and other (c)	3,113	1,802	803	960	717	7,395
Depreciation and amortization (d)	1,423	640	633	33	96	2,825
Operating Profit (e)	4,244	2,486	1,806	491	43	9,070
Expenditures for long-lived assets	$2,999	$635	$975	$24	$107	$4,740
2022
Sales (a)	$13,874	$8,443	$6,480	$2,762	$1,805	$33,364
Variable Costs (b)	6,002	4,034	3,423	1,263	892	15,614
Fixed Costs and other (c)	2,820	1,735	794	911	863	7,123
Depreciation and amortization (d)	1,320	661	593	33	116	2,723
Operating Profit (e)	3,732	2,013	1,670	555	(66)	7,904
Expenditures for long-lived assets	$1,698	$550	$889	$28	$118	$3,283
(a)Sales reflect external sales only. Intersegment sales from Engineering to the industrial gases segments, were $1,958 million, $1,479 million and $1,035 million for the year ended December 31, 2024, 2023 and 2022, respectively. Intersegment sales from Helium, were $477 million, $509 million, $442 million for the year ended December 31, 2024, 2023 and 2022, respectively.
(b)Variable costs represents the variable portion of cost of sales, exclusive of depreciation and amortization.
(c)Fixed costs and other represents the fixed portion of cost of sales, exclusive of depreciation and amortization, selling, general and administrative, research and development and other income (expenses) - net.
(d)Refer to reconciliation of depreciation and amortization to consolidated results below.
(e)Refer to reconciliation of operating profit to consolidated results below.
Reconciliations to Consolidated Results
Depreciation and Amortization
The table below reconciles total depreciation and amortization disclosed in the table above to consolidated depreciation and amortization as reflected on our consolidated statements of income:

(Millions of dollars)	2024	2023	2022
Total segment depreciation and amortization	$2,857	$2,825	$2,723
Purchase accounting impacts - Linde AG	923	991	1,481
Total depreciation and amortization	$3,780	$3,816	$4,204

Income Before Income Taxes and Equity Investments
The table below reconciles total operating profit disclosed in the table above to consolidated income before income taxes and equity investments as reflected on our consolidated statements of income:

(Millions of dollars)	2024	2023	2022
Total segment operating profit	$9,720	$9,070	$7,904
Cost reduction program and other charges	145	40	1,029
Purchase accounting impacts - Linde AG	940	1,006	1,506
Interest expense - net	256	200	63
Net pension and OPEB cost (benefit), excluding service cost	(190)	(164)	(237)
Total consolidated income before income taxes and equity investments	$8,569	$7,988	$5,543
Geographic Information
The geographic information presented below is based on country of origin.
Sales by Major Country

(Millions of dollars)	2024	2023	2022
United States	$11,497	$10,566	$10,553
China	2,649	2,585	2,643
Germany (a)	2,509	2,827	3,662
United Kingdom	1,540	1,507	1,954
Australia	1,354	1,303	1,372
Mexico	1,346	1,292	1,044
Brazil	1,263	1,302	1,158
Other – non-U.S.	10,847	11,472	10,978
Total Sales	$33,005	$32,854	$33,364
(a)Sales in Germany include Engineering sales to third parties, locally and internationally, which represent 28%, 35% and 44% of Germany sales in 2024, 2023 and 2022, respectively.
Long-lived Assets

(Millions of dollars)	2024	2023	2022
United States	$9,663	$8,490	$7,663
China	2,022	2,063	2,176
Germany	1,386	1,584	1,678
Brazil	738	836	720
Mexico	704	768	707
United Kingdom	668	684	704
Australia	573	654	688
Other – non-U.S.	9,021	9,473	9,212
Total long-lived assets (a)	$24,775	$24,552	$23,548
(a)Long-lived assets include property, plant and equipment - net.
NOTE 19. REVENUE RECOGNITION
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
Industrial Gases
Within each of the company’s geographic segments for industrial gases, there are three basic distribution methods: (i) on-site or tonnage; (ii) merchant or bulk liquid; and (iii) packaged or cylinder gases. The distribution method used by Linde to supply a customer is determined by many factors, including the customer’s volume requirements and location. The distribution method generally determines the contract terms with the customer and, accordingly, the revenue recognition accounting practices. Linde's primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (hydrogen, helium, carbon dioxide, carbon monoxide, electronic gases, specialty gases, acetylene). These products are generally sold through one of the three distribution methods.
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of $263 million at December 31, 2024 and $196 million at December 31, 2023, respectively. Total contract liabilities are $2,292 million at December 31, 2024 (current contract liabilities of $1,194 million and $1,098 million within deferred credits in the consolidated balance sheets). Total contract liabilities were $2,950 million at December 31, 2023 (current contract liabilities of $1,901 million and $1,049 million within deferred credits in the consolidated balance sheets). Revenue recognized for the twelve months ended December 31, 2024 that was included in the contract liability at December 31, 2023 was $993 million. Contract assets and liabilities primarily relate to the Engineering business and customer repayments for certain on-site supply agreements.
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

The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the years ended December 31, 2024, 2023 and 2022.

(Millions of dollars)	Year Ended December 31, 2024
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
Merchant	$4,572	$2,765	$2,233	$—	$208	$9,778	30%
On-Site	3,239	1,722	2,695	—	—	7,656	23%
Packaged Gas	6,414	3,805	1,376	—	28	11,623	35%
Other	217	60	328	2,322	1,021	3,948	12%
	$14,442	$8,352	$6,632	$2,322	$1,257	$33,005	100%

(Millions of dollars)	Year Ended December 31, 2023
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
Merchant	$4,370	$2,773	$2,242	$—	$218	$9,603	29%
On-Site	3,246	1,980	2,599	—	—	7,825	24%
Packaged Gas	6,457	3,735	1,416	—	46	11,654	35%
Other	231	54	302	2,160	1,025	3,772	12%
	$14,304	$8,542	$6,559	$2,160	$1,289	$32,854	100%

(Millions of dollars)	Year Ended December 31, 2022
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
Merchant	$3,786	$2,509	$2,220	$—	$176	$8,691	26%
On-Site	4,048	2,415	2,471	—	—	8,934	27%
Packaged Gas	5,831	3,466	1,523	—	51	10,871	33%
Other	209	53	266	2,762	1,578	4,868	14%
	$13,874	$8,443	$6,480	$2,762	$1,805	$33,364	100%
Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. The company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $58 billion. This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next six years and the remaining thereafter.
NOTE 20. SUBSEQUENT EVENTS
In February 2025, Linde issued €850 million of 2.625% notes due in 2029, €750 million of 3.00% notes due in 2033 and €650 million of 3.25% notes due in 2037. Linde redeemed $600 million of 4.70% notes that were due in 2025.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of Linde’s disclosure controls and procedures, which was made under the supervision and with the participation of management, including Linde’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of December 31, 2024, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Linde in reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to management including Linde’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Refer to Item 8 for Management’s Report on Internal Control Over Financial Reporting as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in Linde’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Linde’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters - Director Nominees," "Corporate Governance And Board Matters - Insider Trading Policy," and "Corporate Governance and Board Matters - "Delinquent Section 16 (a) Reports" in Linde’s Proxy Statement.
Identification of the Audit Committee
Linde has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The members of that audit committee are Alberto Weisser (chairman), Dr. Thomas Enders, Dr. Victoria Ossadnik and Paula Reynolds and each member is independent within the meaning of the independence standards adopted by the Board of Directors and those of the Nasdaq.
Audit Committee Financial Expert
The Linde Board of Directors has determined that Alberto Weisser satisfies the criteria adopted by the SEC to serve as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent within the meaning of the independence standards adopted by the Board of Directors and those of the Nasdaq.
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
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans Information - The table below provides information as of December 31, 2024 about company shares that may be issued upon the exercise of options, warrants and rights granted to employees or members of Linde’s Board of Directors under equity compensation plans with awards outstanding as of December 31, 2024.
EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	6,172,294	(1)	$204.50	7,149,967	(2)
Equity compensation plans not approved by shareholders	—		—	—
Total	6,172,294		$204.50	7,149,967
________________________
(1)This amount includes 591,549 restricted shares and 557,813 performance shares.
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

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(i)The company’s 2024 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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

4.01	Description of Linde plc Shares (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-38730) filed on March 1, 2023).

Exhibit No.	Description

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

4.17
Amended and Restated Fiscal Agency Agreement, dated May 8, 2024, among Linde plc, as Issuer, and Deutsche Bank Aktiengesellschaft, as Fiscal Agent and Paying Agent (Filed as Exhibit 4.6 to the Linde plc Form 8-K, dated June 4, 2024, Filing No. 1-38730, and incorporated herein by reference.)

Exhibit No.	Description

4.18
Confirmation of Upstream Guarantee to Linde plc provided by Linde GmbH dated May 17, 2024 (Filed as Exhibit 4.7 to the Linde plc Form 8-K, dated June 4, 2024, Filing No. 1-38730, and incorporated herein by reference.)

4.19
Confirmation of Upstream Guarantee to Linde plc provided by Linde Inc. dated May 8, 2024 (Filed as Exhibit 4.8 to the Linde plc Form 8-K, dated June 4, 2024, Filing No. 1-38730, and incorporated herein by reference.)

4.20	Copies of the agreements related to long-term debt which are not required to be filed as exhibits to this Annual Report on Form 10-K will be furnished to the Securities and Exchange Commission upon request.

*10
Form of Non-Employee Director Restricted Stock Unit Award Under the 2021 Linde plc Long Term Incentive Plan (Filed as Exhibit 10.0e to Linde plc's 2021 Annual Report on Form 10-K, Filing No. 1-38730, and is incorporated herein by reference).

10.01
Amended and Restated Five Year Credit Agreement, dated as of December 7, 2022, among Linde plc, certain of its subsidiaries parties thereto as borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent.(Filed as Exhibit 10.1 to Linde plc's current report on Form 8-K, dated December 8, 2022, Filing No. 1-38730, and incorporated herein by reference)

10.02
364-Day Credit Agreement, dated as of December 4, 2024, among Linde plc, the Subsidiary Borrowers, certain Subsidiary Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Filed as Exhibit 10.1 to Linde's current report on Form 8-K, dated December 4, 2024, Filing No. 1-38730, and incorporated herein by reference).

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

*10.03e	First Amendment to the 2021 Linde plc Long Term Incentive Plan effective January 29, 2024 and dated March 21, 2024, filed herewith.

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

Exhibit No.	Description

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

*10.08b	Second Amendment to the Linde Compensation Deferral Program effective January 1, 2024 and dated March 13, 2024, filed herewith.

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

*10.10c	Third Amendment to the Amended and Restated 2009 Linde Long Term Incentive Plan effective January 29, 2024 and dated March 21, 2024, filed herewith.

Exhibit No.	Description

*10.10d
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

*10.14	Retirement Agreement and General Release between Linde Inc. and John M. Panikar, dated as of November 19, 2024, filed herewith.

*10.15
Form of Linde plc Director Indemnification Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2018, File No. 333-218485, and incorporated herein by reference).

*10.16	Linde plc Non-employee Director Deferral Program, adopted by the Board of Directors on July 30, 2024, filed herewith.

19.01	Linde plc Insider Trading Policy, Effective October 23, 2024, filed herewith.

21.01	Subsidiaries of Linde plc, filed herewith.

23.01	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.01	Rule 13a-14(a) Certification, filed herewith.

Exhibit No.	Description

31.02	Rule 13a-14(a) Certification, filed herewith.

32.01
Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act), filed herewith.

32.02
Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act), filed herewith.

97.1
Linde plc Executive Clawback Policy adopted by the Board of Directors of Linde plc on October 23, 2023 (Filed as Exhibit 97.1 to Linde plc’s 2023 Annual Report on Form 10-K, Filing No. 1-38730 and incorporated herein by reference).

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

Linde plc
(Registrant)
Date: February 26, 2025	By:	/s/ KELCEY E. HOYT
Kelcey E. Hoyt Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2025.

/s/ STEPHEN F. ANGEL	/s/ SANJIV LAMBA	/s/ MATTHEW J. WHITE
Stephen F. Angel Chairman	Sanjiv Lamba Chief Executive Officer and Director	Matthew J. White Chief Financial Officer

/s/ PROF. DDR. ANN-KRISTIN ACHLIETNER	/s/ ROBERT L. WOOD	/s/ DR. THOMAS ENDERS
Ann-Kristin Achleitner Director	Robert L. Wood Director	Thomas Enders Director

/s/ JOSEF KAESER	/s/ DR. VICTORIA OSSADNIK	/s/ ALBERTO WEISSER
Josef Kaeser Director	Victoria Ossadnik Director	Alberto Weisser Director

/s/ PAULA REYNOLDS	/s/ HUGH GRANT
Paula Reynolds Director	Hugh Grant Director