Form 10-Q
period 2025-03-31
LINDE PLC
filed 2025-05-01
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At March 31, 2025, 471,294,205 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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
Linde plc assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A. Risk Factors in Linde plc’s Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 26, 2025, which should be reviewed carefully. Please consider Linde plc’s forward-looking statements in light of those risks.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2025	2024
Sales	$8,112	$8,100
Cost of sales, exclusive of depreciation and amortization	4,157	4,216
Selling, general and administrative	786	860
Depreciation and amortization	910	949
Research and development	38	38
Cost reduction program and other charges	55	—
Other income (expense) - net	18	58
Operating Profit	2,184	2,095
Interest expense - net	60	65
Net pension and OPEB cost (benefit), excluding service cost	(56)	(50)
Income Before Income Taxes and Equity Investments	2,180	2,080
Income taxes	511	463
Income Before Equity Investments	1,669	1,617
Income from equity investments	38	48
Net Income (Including Noncontrolling Interests)	1,707	1,665
Less: noncontrolling interests	(34)	(38)
Net Income – Linde plc	$1,673	$1,627

Per Share Data – Linde plc Shareholders
Basic earnings per share	$3.53	$3.38
Diluted earnings per share	$3.51	$3.35

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	473,303	481,949
Diluted shares outstanding	476,262	485,592
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2025	2024
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,707	$1,665

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	132	(744)
Income taxes	2	—
Translation adjustments	134	(744)
Funded status - retirement obligations (Note 7):
Retirement program remeasurements	11	(4)
Reclassifications to net income	(8)	(3)
Income taxes	(9)	12
Funded status - retirement obligations	(6)	5
Derivative instruments (Note 4):
Current unrealized gain (loss)	10	2
Reclassifications to net income	(5)	—
Income taxes	(2)	(1)
Derivative instruments	3	1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	131	(738)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,838	927
Less: noncontrolling interests	(39)	(23)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,799	$904
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Millions of dollars)
(UNAUDITED)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$5,294	$4,850
Accounts receivable - net	4,950	4,622
Contract assets	293	263
Inventories	1,984	1,946
Prepaid and other current assets	1,076	1,264
Total Current Assets	13,597	12,945
Property, plant and equipment - net	25,710	24,775
Goodwill	26,507	25,937
Other intangible assets - net	11,561	11,330
Other long-term assets	5,329	5,160
Total Assets	$82,704	$80,147
Liabilities and equity
Accounts payable	$2,446	$2,507
Short-term debt	4,465	4,223
Current portion of long-term debt	1,824	2,057
Contract liabilities	1,196	1,194
Other current liabilities	4,554	4,563
Total Current Liabilities	14,485	14,544
Long-term debt	17,608	15,343
Other long-term liabilities	11,148	10,772
Total Liabilities	43,241	40,659
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity (Note 10):
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2025 and 2024 issued: 490,766,972 ordinary shares	1	1
Additional paid-in capital	39,408	39,603
Retained earnings	13,545	12,634
Accumulated other comprehensive income (loss)	(6,768)	(6,894)
Less: Treasury shares, at cost (2025 – 19,472,767 shares and 2024 – 17,530,240 shares)	(8,154)	(7,252)
Total Linde plc Shareholders’ Equity	38,032	38,092
Noncontrolling interests	1,418	1,383
Total Equity	39,450	39,475
Total Liabilities and Equity	$82,704	$80,147
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$1,673	$1,627
Add: Noncontrolling interests	34	38
Net Income (including noncontrolling interests)	1,707	1,665
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges	18	(55)
Depreciation and amortization	910	949
Deferred income taxes	9	(35)
Share-based compensation	42	38
Working capital:
Accounts receivable	(230)	(361)
Inventory	9	(27)
Prepaid and other current assets	26	(50)
Payables and accruals	(209)	(65)
Contract assets and liabilities, net	(65)	(50)
Pension contributions	(5)	(11)
Long-term assets, liabilities and other	(51)	(44)
Net cash provided by (used for) operating activities	2,161	1,954
Investing
Capital expenditures	(1,270)	(1,048)
Acquisitions, net of cash acquired	(112)	—
Divestitures, net of cash divested and asset sales	13	7
Net cash provided by (used for) investing activities	(1,369)	(1,041)
Financing
Short-term debt borrowings (repayments) - net	165	(631)
Long-term debt borrowings	2,340	2,456
Long-term debt repayments	(1,012)	(610)
Issuances of ordinary shares	11	16
Purchases of ordinary shares	(1,111)	(1,041)
Cash dividends - Linde plc shareholders	(708)	(669)
Noncontrolling interest transactions and other	(73)	(189)
Net cash provided by (used for) financing activities	(388)	(668)
Effect of exchange rate changes on cash and cash equivalents	40	(61)
Change in cash and cash equivalents	444	184
Cash and cash equivalents, beginning-of-period	4,850	4,664
Cash and cash equivalents, end-of-period	$5,294	$4,848
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
Presentation of Condensed Consolidated Financial Statements - In the opinion of Linde management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Linde plc and subsidiaries in Linde's 2024 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2025.
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
2. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $4,847 million and $4,573 million at March 31, 2025 and December 31, 2024, respectively, and gross receivables aged greater than one year were $351 million and $322 million at March 31, 2025 and December 31, 2024, respectively. Other receivables were $172 million and $148 million at March 31, 2025 and December 31, 2024, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $4,950 million at March 31, 2025 and $4,622 million at December 31, 2024. Allowances for expected credit losses were $420 million at March 31, 2025 and $421 million at December 31, 2024.  Provisions for expected credit losses were $42 million and $44 million for the three months ended March 31, 2025 and 2024, respectively. The allowance activity in the three months ended March 31, 2025 and 2024 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.
Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	March 31, 2025	December 31, 2024
Inventories
Raw materials and supplies	$499	$529
Work in process	383	371
Finished goods	1,102	1,046
Total inventories	$1,984	$1,946

3. Debt
The following is a summary of Linde's outstanding debt at March 31, 2025 and December 31, 2024:

(Millions of dollars)	March 31, 2025	December 31, 2024
SHORT-TERM
Commercial paper	$4,177	$3,964
Other bank borrowings (primarily non U.S.)	288	259
Total short-term debt	4,465	4,223
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
4.700% Notes due 2025 (d)	—	599
2.65% Notes due 2025 (d)	—	400
1.625% Euro denominated notes due 2025	540	517
3.625% Euro denominated notes due 2025	541	517
0.00% Euro denominated notes due 2026	758	726
3.20% Notes due 2026	725	725
3.434% Notes due 2026	199	199
1.652% Euro denominated notes due 2027	88	84
0.25% Euro denominated notes due 2027	810	776
1.00% Euro denominated notes due 2027	543	519
1.00% Euro denominated notes due 2028 (b)	778	742
3.00% Euro denominated notes due 2028	755	722
3.375% Euro denominated notes due 2029	808	773
2.625% Euro denominated notes due 2029 (c)	914	—
1.10% Notes due 2030	697	697
1.90% Euro denominated notes due 2030	111	106
3.375% Euro denominated notes due 2030	807	772
1.375% Euro denominated notes due 2031	814	779
3.20% Euro denominated notes due 2031	917	878
0.550% Euro denominated notes due 2032	807	772
0.375% Euro denominated notes due 2033	536	512
3.00% Euro denominated notes due 2033 (c)	805	—
3.625% Euro denominated notes due 2034	700	670
3.50% Euro denominated notes due 2034	804	769
1.625% Euro denominated notes due 2035	859	822
3.40% Euro denominated notes due 2036	750	718
3.250% Euro denominated notes due 2037 (c)	695	—
3.55% Notes due 2042	666	666
3.75% Euro denominated notes due 2044	745	712
2.00% Notes due 2050	297	297
1.00% Euro denominated notes due 2051	740	707
Non U.S. borrowings	213	214
Other	10	10
	19,432	17,400
Less: current portion of long-term debt	(1,824)	(2,057)
Total long-term debt	17,608	15,343
Total debt	$23,897	$21,623
(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)March 31, 2025 and December 31, 2024 included a cumulative $31 million and $32 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 4.
(c)In February 2025, Linde issued €850 million of 2.625% notes due in 2029, €750 million of 3.00% notes due in 2033, €650 million of 3.250% notes due in 2037.
(d)In February 2025, Linde redeemed $600 million of 4.700% notes that were due in 2025 and repaid $400 million of 2.65% notes that became due.

The company maintains a $5 billion and a $1.5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expire on December 7, 2027 and December 3, 2025, respectively. There are no financial maintenance covenants contained within the credit agreements. No borrowings were outstanding under the credit agreements as of March 31, 2025.
The weighted-average interest rates of short-term borrowings outstanding were 3.5% and 3.8% as of March 31, 2025 and December 31, 2024, respectively.
4. Financial Instruments
In its normal operations, Linde is exposed to market risks relating to fluctuations in interest rates, foreign currency exchange rates, energy and commodity costs. The objective of financial risk management at Linde is to minimize the negative impact of such fluctuations on the company’s earnings and cash flows. To manage these risks, among other strategies, Linde routinely enters into various derivative financial instruments (“derivatives”) including interest-rate swap and treasury rate lock agreements, forward contracts, and commodity-swap agreements. These instruments are not entered into for trading purposes and Linde only uses commonly traded and non-leveraged instruments.
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
When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge, cash-flow hedge, or a net investment hedge. Currently, Linde designates all interest-rate and treasury-rate locks as hedges for accounting purposes when used; however, currency contracts are generally not designated as hedges for accounting purposes. Certain currency contracts related to forecasted transactions are designated as hedges for accounting purposes. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective through the use of a qualitative assessment, then hedge accounting will be discontinued prospectively.
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of March 31, 2025, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2025 and December 31, 2024 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$9,637	$9,935	$103	$256	$46	$64
Forecasted transactions	205	168	2	2	2	6
Total	$9,842	$10,103	$105	$258	$48	$70
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$748	$780	$17	$7	$2	$11
Forward exchange transactions	1,623	1,059	21	30	19	—
Commodity contracts	N/A	N/A	5	11	23	20
Total Hedges	$2,371	$1,839	$43	$48	$44	$31
Total Derivatives	$12,213	$11,942	$148	$306	$92	$101
(a)Amounts as of March 31, 2025 and December 31, 2024, respectively, included current assets of $141 million and $302 million which are recorded in prepaid and other current assets; long-term assets of $7 million and $4 million which are recorded in other long-term assets; current liabilities of $84 million and $92 million which are recorded in other current liabilities; and long-term liabilities of $8 million and $9 million which are recorded in other long-term liabilities.
In addition, during 2024, Linde issued credit default swaps (“CDS”) to third-party financial institutions. The CDS relate to secured borrowings provided by the financial institutions to a government customer in Mexico, that were utilized to pay certain of Linde’s outstanding receivables. The notional amount of the CDS, which was $167 million and $166 million for the two programs as of March 31, 2025, will reduce on a monthly basis over their respective 24-month and 22-month terms. As of March 31, 2025, the fair value of the derivative liabilities was not material.
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
Net Investment Hedges
Foreign Currency-Denominated Debt Designations
As of March 31, 2025, Linde has €19.7 billion ($20.4 billion) Euro-denominated notes and intercompany loans, ¥4.6 billion ($0.6 billion) CNY-denominated intercompany loans and C$1.4 billion ($1.0 billion) CAD-denominated intercompany loans that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred gain recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $287 million (deferred loss of $933 million in the consolidated statement of comprehensive income for the three months ended March 31, 2025), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged.
Foreign Currency Forward Exchange Contract Designations
In 2024, the Company entered into forward exchange contracts to partially hedge its net investment in certain foreign-denominated subsidiaries. The Company assesses the forward exchange contracts used as net investment hedges under the spot method. This results in the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness and recorded as incurred as a reduction in interest expense - net in the consolidated statement of income. Since hedge inception, the deferred gain recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $2 million (deferred loss of $28 million in the consolidated statement of comprehensive income for the three months ended March 31, 2025), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged. The amount of net interest income recorded in three months ended March 31, 2025 for all forward exchange contracts was immaterial.
Effects of Previous Hedge Designations
As of March 31, 2025, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is a gain of $56 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statement of income.
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
Derivatives' Impact on Consolidated Statement of Income
The following table summarizes the impact of the company’s derivatives on the consolidated statement of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2025	2024
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(89)	$(15)
Other balance sheet items	1	(8)
Total	$(88)	$(23)
* The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. Accordingly, the gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statement of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are generally recorded in the consolidated statement of income as other income (expenses)-net.

The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the three months ended March 31, 2025 and 2024. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.
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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Assets
Derivative assets	$—	$—	$148	$306	$—	$—
Investments and securities*	17	16	—	—	12	12
Total	$17	$16	$148	$306	12	$12

Liabilities
Derivative liabilities	$—	$—	$92	$101	$—	$—
* Investments and securities are recorded in prepaid and other current assets and other long-term assets in the company's condensed consolidated balance sheet.
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At March 31, 2025, the estimated fair value of Linde’s long-term debt portfolio was $17,965 million versus a carrying value of $19,432 million. At December 31, 2024, the estimated fair value of Linde’s long-term debt portfolio was $16,234 million versus a carrying value of $17,400 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

6. Earnings Per Share - Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended March 31,
	2025	2024
Numerator (Millions of dollars)
Net Income – Linde plc	$1,673	$1,627
Denominator (Thousands of shares)
Weighted average shares outstanding	472,385	481,398
Shares earned and issuable under compensation plans	918	551
Weighted average shares used in basic earnings per share	473,303	481,949
Effect of dilutive securities
Stock options and awards	2,959	3,643
Weighted average shares used in diluted earnings per share	476,262	485,592
Basic Earnings Per Share	$3.53	$3.38
Diluted Earnings Per Share	$3.51	$3.35
The weighted-average of antidilutive securities excluded from the calculation of diluted earnings per share was 420 thousand for the three months ended March 31, 2025. There were no antidilutive securities in the respective 2024 period.
7. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the three months ended March 31, 2025 and 2024 are shown below:

	Quarter Ended March 31,
(Millions of dollars)	2025	2024
Amount recognized in Operating Profit
Service cost	$20	$21
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	86	91
Expected return on plan assets	(134)	(138)
Net amortization and deferral (gain) loss	(8)	(3)
	(56)	(50)
Net periodic benefit cost (benefit)	$(36)	$(29)
Components of net periodic benefit expense for other post-retirement plans for the three months ended March 31, 2025 and 2024 were not material.

Linde estimates that 2025 required contributions to its pension plans will be in the range of approximately $25 million to $35 million, of which $5 million have been made through March 31, 2025.
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
•On May 27, 2022, performance of all Linde Engineering agreements in Russia were lawfully suspended in compliance with applicable sanctions. In December 2022, at RusChemAlliance’s (RCA) request a Russian St. Petersburg court (“St. Petersburg Court”) issued an injunction preventing sale of Linde Russia subsidiaries and assets. During 2023 and 2024, in accordance with the dispute resolution provisions of the related engineering agreements Linde secured judgements reenforcing jurisdiction of the agreements with RCA outside of Russia and ordering the St. Petersburg proceedings stayed and injunctions lifted. However, RCA has continued to pursue its claims in Russia and during the fourth quarter of 2024 two Linde Russian joint ventures were sold locally pursuant to a St. Petersburg court order and the proceeds provided to RCA. Linde does not expect a material adverse impact on earnings given the $1.8 billion liabilities recorded as of March 31, 2025 and the immaterial investment value of its remaining deconsolidated Russia subsidiaries. Please see further detail on the Russia legal cases below.
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
As of March 31, 2025, Linde has a contingent liability of $1.1 billion, which represents advance payments previously recorded in contract liabilities related to terminated engineering projects with RCA. As a result of the contract terminations, Linde no longer has future performance obligations for these projects.
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
As of March 31, 2025, Linde has a contingent liability of $0.7 billion for this and other Amur GPP contract matters. It is difficult to estimate the timing of resolution of this matter. The company intends to vigorously defend its interests in this case.
9. Segment Information
For a description of Linde plc's operating segments and information on how the Chief Operating Decision Maker assesses performance and allocates resources, refer to Note 18 to the consolidated financial statements on Linde plc's 2024 Annual Report on Form 10-K. The company’s measure of profit/loss for segment reporting is segment operating profit. Segment operating profit is defined as operating profit excluding purchase accounting impacts of the Linde AG merger, cost reduction and other charges, and items not indicative of ongoing business trends.
The table below presents sales and operating profit information about reportable segments and Other for the three months ended March 31, 2025 and 2024.

(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
2025
Sales (a)	$3,666	$2,031	$1,539	$565	$311	$8,112
Variable Costs (b)	1,395	721	748	215	114	3,193
Fixed Costs and other (c)	767	429	178	228	160	1,762
Depreciation and amortization (d)	367	159	162	8	23	719
Operating Profit (e)	$1,137	$722	$451	$114	$14	$2,438
2024
Sales (a)	$3,560	$2,091	$1,591	$539	$319	$8,100
Variable Costs (b)	1,324	798	792	188	109	3,211
Fixed Costs and other (c)	790	447	190	243	169	1,839
Depreciation and amortization (d)	358	159	162	8	22	709
Operating Profit (e)	$1,088	$687	$447	$100	$19	$2,341

(a)Sales reflect external sales only. Intersegment sales from Engineering to the industrial gases segments, were $601 million and $391 million for the three months ended March 31, 2025 and 2024, respectively. Intersegment sales from Helium, were $112 million and $123 million for the three months ended March 31, 2025 and 2024, respectively.
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
Reconciliations to Consolidated Results
Depreciation and Amortization
The table below reconciles total depreciation and amortization disclosed in the table above to consolidated depreciation and amortization as reflected on our consolidated statement of income:

	Quarter Ended March 31,
(Millions of dollars)	2025	2024
Total segment depreciation and amortization	$719	$709
Purchase accounting impacts - Linde AG	191	240
Total depreciation and amortization	$910	$949

Income Before Income Taxes and Equity Investments
The table below reconciles total operating profit disclosed in the table above to consolidated income before income taxes and equity investments as reflected on our consolidated statement of income:

	Quarter Ended March 31,
	2025	2024
Total segment operating profit	$2,438	$2,341
Cost reduction program and other charges	55	—
Purchase accounting impacts - Linde AG	199	246
Total operating profit	2,184	2,095
Interest expense - net	60	65
Net pension and OPEB cost (benefit), excluding service cost	(56)	(50)
Total consolidated income before income taxes and equity investments	$2,180	$2,080

10. Equity
A summary of the changes in total equity for the three months ended March 31, 2025 and 2024 is provided below:

	Quarter Ended March 31,
(Millions of dollars)	2025			2024
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$38,092	$1,383	$39,475	$39,720	$1,362	$41,082
Net income (a)	1,673	34	1,707	1,627	38	1,665
Other comprehensive income (loss)	126	5	131	(723)	(15)	(738)
Noncontrolling interests:
Additions (reductions)	—	—	—	—	11	11
Dividends and other capital changes	—	(4)	(4)	—	(9)	(9)
Dividends to Linde plc ordinary share holders ($1.50 per share in 2025 and $1.39 per share in 2024)	(708)	—	(708)	(669)	—	(669)
Issuances of ordinary shares:
For employee savings and incentive plans	(94)	—	(94)	(126)	—	(126)
Purchases of ordinary shares	(1,099)	—	(1,099)	(1,038)	—	(1,038)
Share-based compensation	42	—	42	38	—	38
Balance, end of period	$38,032	$1,418	$39,450	$38,829	$1,387	$40,216

(a)Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarter and three months ended March 31, 2025 and 2024 and which is not part of total equity.
The components of Accumulated other comprehensive income (loss) are as follows:

(Millions of dollars)	March 31, 2025	December 31, 2024
Cumulative translation adjustment - net of taxes:
Americas	$(4,249)	$(4,422)
EMEA	(1,059)	(1,235)
APAC	(1,682)	(1,736)
Engineering	(206)	(432)
Other	358	858
	(6,838)	(6,967)
Derivatives - net of taxes	(3)	(6)
Pension / OPEB (net of tax obligations of $104 million and $95 million at March 31, 2025 and December 31, 2024, respectively)	73	79
	$(6,768)	$(6,894)
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $338 million at March 31, 2025 (current contract assets of $293 million and $45 million within other long-term assets in the condensed consolidated balance sheet). Total contract assets were $263 million at December 31, 2024, all classified as current contract assets in the condensed consolidated balance sheet. Total contract liabilities are $2,399 million at March 31, 2025 (current contract liabilities of $1,196 million and $1,203 million within other long-term liabilities in the condensed consolidated balance sheet). Total contract liabilities were $2,292 million at December 31, 2024 (current contract liabilities of $1,194 million and $1,098 million within other long-term liabilities in the condensed consolidated balance sheet). Revenue recognized for the three months ended March 31, 2025 that was included in the contract liability at December 31, 2024 was $380 million. Contract assets and liabilities primarily relate to the Engineering business and customer prepayments for certain on-site supply agreements.
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
Disaggregated Revenue Information
As described above and in Note 19 to Linde plc's 2024 Annual Report on Form 10-K, the company manages its industrial gases business on a geographic basis, while the Engineering and Other businesses are generally managed on a global basis. Furthermore, the company believes that reporting sales by distribution method by reportable geographic segment best illustrates the nature, timing, type of customer, and contract terms for its revenues, including terms and pricing.
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the three months ended March 31, 2025, and March 31, 2024.

(Millions of dollars)	Quarter Ended March 31, 2025
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,150	$671	$509	$—	$47	$2,377	29%
On-Site	888	426	667	—	—	1,981	24%
Packaged Gas	1,572	926	316	—	7	2,821	35%
Other	56	8	47	565	257	933	12%
Total	$3,666	$2,031	$1,539	$565	$311	$8,112	100%

(Millions of dollars)	Quarter Ended March 31, 2024
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%

Merchant	$1,117	$686	$529	$—	$55	$2,387	29%
On-Site	782	441	668	—	—	1,891	23%
Packaged Gas	1,607	951	322	—	7	2,887	36%
Other	54	13	72	539	257	935	12%
Total	$3,560	$2,091	$1,591	$539	$319	$8,100	100%
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

Consolidated Results
The following table provides summary information for the three months ended March 31, 2025 and 2024. The reported amounts are GAAP amounts from the Consolidated Statement of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended March 31,
(Millions of dollars, except per share data)	2025	2024	Variance
Sales	$8,112	$8,100	—%
Cost of sales, exclusive of depreciation and amortization	$4,157	$4,216	(1)%
As a percent of sales	51.2%	52.0%
Selling, general and administrative	$786	$860	(9)%
As a percent of sales	9.7%	10.6%
Depreciation and amortization	$910	$949	(4)%
Cost reduction program and other charges	$55	$—	NA
Other income (expense) - net	$18	$58	(69)%
Operating profit	$2,184	$2,095	4%
Operating margin	26.9%	25.9%
Interest expense - net	$60	$65	(8)%
Net pension and OPEB cost (benefit), excluding service cost	$(56)	$(50)	12%
Effective tax rate	23.4%	22.3%
Income from equity investments	$38	$48	(21)%
Noncontrolling interests	$(34)	$(38)	(11)%
Net Income – Linde plc	$1,673	$1,627	3%
Diluted earnings per share	$3.51	$3.35	5%
Diluted shares outstanding	476,262	485,592	(2)%
Number of employees	65,069	66,195	(2)%
Adjusted Amounts (a)
Operating profit	$2,438	$2,341	4%
Operating margin	30.1%	28.9%
Effective tax rate	23.5%	22.7%
Net Income – Linde plc	$1,880	$1,821	3%
Diluted earnings per share	$3.95	$3.75	5%
Other Financial Data (a)
EBITDA	$3,132	$3,092	1%
As percent of sales	38.6%	38.2%
Adjusted EBITDA	$3,213	$3,116	3%
As percent of sales	39.6%	38.5%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Reported
In the first quarter of 2025, Linde's sales were $8,112 million, flat versus prior year. Sales grew 2% from higher price attainment. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, increased sales by 1% in the quarter, with minimal impact on operating profit. Acquisitions increased sales by 1% in the first quarter. Engineering sales were flat in the quarter. Currency translation decreased sales by 3% in the quarter driven primarily by the weakening of the Brazilian real, Mexican peso and Euro against the U.S. dollar. Volumes decreased sales by 1% in the quarter versus the 2024 respective period, as base volume declines were partially offset by new project start-ups.
Reported operating profit for the first quarter of 2025 of $2,184 million, or 26.9% of sales, was 4% above prior year. The reported year-over-year increase was primarily driven by higher pricing and productivity initiatives which more than offset adverse impacts from cost inflation, cost reduction program and other charges and currency translation. The reported effective tax rate ("ETR") was 23.4% in the first quarter 2025 versus 22.3% in the first quarter 2024. This increase was primarily due to lower tax benefits from share based compensation in 2025. Diluted earnings per share ("EPS") was $3.51, or 5% above EPS of $3.35 in the first quarter of 2024, primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Adjusted
In the first quarter of 2025, adjusted operating profit of $2,438 million, or 30.1% of sales, was 4% higher as compared to 2024, driven by higher pricing, and productivity initiatives, partially offset by cost inflation and currency translation. The adjusted ETR was 23.5% in the first quarter 2025 versus 22.7% in the respective 2024 quarter. This increase was primarily due to lower tax benefits from share based compensation in 2025. On an adjusted basis, EPS was $3.95, 5% above the 2024 adjusted EPS of $3.75, driven by higher adjusted net income - Linde plc and lower diluted shares outstanding.
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

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

Quarter Ended March 31, 2025 vs. 2024
% Change
Factors Contributing to Changes - Sales
Volume	(1)%
Price/Mix	2%
Cost pass-through	1%
Currency	(3)%
Acquisitions/divestitures	1%
Engineering	—%
—%
Sales
Sales were flat for the first quarter of 2025 versus the respective 2024 period. Higher price attainment contributed 2% to sales in the quarter. Acquisitions increased sales by 1% in the quarter. Cost pass-through increased sales by 1% in the quarter, with minimal impact on operating profit. Engineering sales were flat in the quarter. Currency translation decreased sales by 3% in the quarter primarily driven by weakening of the Brazilian real, Mexican peso and Euro against the U.S. dollar. Volume decreased sales by 1% in the quarter versus the respective 2024 period, as base volume declines were partially offset by new project start-ups.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization decreased $59 million, or 1%, for the first quarter of 2025 primarily due to productivity gains and lower volumes, which more than offset cost inflation. Cost of sales, exclusive of depreciation and amortization was 51.2% of sales for the first quarter versus 52.0% for the respective 2024 period. The decrease as a percentage of sales in the quarter was primarily due to higher pricing and productivity gains.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") decreased $74 million, or 9%, for the first quarter of 2025 driven by lower costs, restructuring programs, productivity initiatives and currency. Currency impacts decreased SG&A by approximately $18 million. SG&A was 9.7% of first quarter sales versus 10.6% of the respective 2024 period.
Depreciation and amortization
Reported depreciation and amortization expense decreased $39 million for the first quarter of 2025, primarily due to lower depreciation and amortization of assets acquired in the merger partially offset by the net impact of new project start ups.
On an adjusted basis, depreciation and amortization increased $10 million, for the first quarter of 2025. Currency impacts decreased depreciation and amortization by $16 million. Excluding currency, the underlying depreciation and amortization increase was driven largely by new project start ups.
Cost reduction program and other charges
Cost reduction program and other charges were $55 million for the first quarter of 2025, primarily related to severance charges. On an adjusted basis, these costs have been excluded. There were no charges during the respective 2024 period.
Other income (expense) - net
Reported other income (expense) - net was a benefit of $18 million for the first quarter of 2025 versus benefit of $58 million for the respective 2024 period. 2024 other income included a benefit of $43 million in insurance recoveries primarily within the Other segment.

Operating profit
On a reported basis, operating profit increased $89 million, or 4%, for the first quarter of 2025. The increase in the quarter was primarily due to higher pricing and savings from productivity initiatives which more than offset the adverse impacts of cost inflation, cost reduction program and other charges, lower volumes, and currency.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as cost reduction programs and other charges, operating profit increased $97 million, or 4% in the first quarter of 2025. Operating profit growth was driven by higher pricing and productivity initiatives, which more than offset the effects of cost inflation, lower volumes and currency during the first quarter of 2025. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net decreased $5 million for the first quarter of 2025.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost was a benefit of $56 million for the quarter, versus $50 million for the respective 2024 period. The increase in the benefit primarily relates to lower interest cost due to lower benefit obligations and higher amortization of deferred gains year-over-year, partially offset by lower expected return on plan assets.
Effective tax rate
The reported effective tax rate ("ETR") for the three months ended March 31, 2025 was 23.4% versus 22.3% for the respective 2024 period. On an adjusted basis, the ETR for the first quarter was 23.5% versus 22.7% for the respective 2024 period. The increase in the reported and adjusted ETR was primarily due to lower tax benefits from share based compensation in 2025.

Income from equity investments
Reported income from equity investments for the first quarter was $38 million versus $48 million for the respective 2024 period.
On an adjusted basis, income from equity investments for the first quarter was $56 million versus $66 million for the respective 2024 period.
Noncontrolling interests
At March 31, 2025, noncontrolling interests consisted primarily of non-controlling shareholders' investments in APAC (primarily China). Reported noncontrolling interests income was $34 million for the first quarter of 2025 and $38 million for the respective 2024 period.
Net Income – Linde plc
Reported net income - Linde plc increased $46 million, or 3%, for the first quarter of 2025 versus the respective 2024 period. On an adjusted basis, which excludes the impacts of purchase accounting and cost reduction program and other charges, net income - Linde plc increased $59 million, or 3%, for the first quarter of 2025 versus the respective 2024 period. On both a reported and adjusted basis, the increase was driven by higher operating profit.
Diluted earnings per share
Reported diluted earnings per share increased $0.16, or 5%, for the first quarter of 2025 versus the respective 2024 period. On an adjusted basis, diluted EPS increased $0.20 for the first quarter, or 5% versus the respective 2024 period. On both a reported and adjusted basis, the increase was primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at March 31, 2025 was 65,069, a decrease of 1,126 employees from March 31, 2024 primarily due to the ongoing impact of cost reduction programs.
Other Financial Data
EBITDA was $3,132 million for the first quarter of 2025 as compared to $3,092 million in the respective 2024 period. Adjusted EBITDA increased to $3,213 million for the first quarter 2025 from $3,116 million in the respective 2024 period. On a reported and adjusted basis, the increase was driven by higher operating profit versus prior year.

See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive income for the first quarter of 2025 was $131 million. The income in the quarter resulted primarily from currency translation adjustments of $134 million. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 10 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.
Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statement of Income.

	Quarter Ended March 31,
(Millions of dollars)	2025	2024	Variance
SALES
Americas	$3,666	$3,560	3%
EMEA	2,031	2,091	(3)%
APAC	1,539	1,591	(3)%
Engineering	565	539	5%
Other	311	319	(3)%
Total sales	$8,112	$8,100	—%

SEGMENT OPERATING PROFIT
Americas	$1,137	$1,088	5%
EMEA	722	687	5%
APAC	451	447	1%
Engineering	114	100	14%
Other	14	19	(26)%
Segment operating profit	$2,438	$2,341	4%
Reconciliation to reported operating profit:
Cost reduction program and other charges	(55)	—
Purchase accounting impacts - Linde AG	(199)	(246)
Total operating profit	$2,184	$2,095

Americas

	Quarter Ended March 31,
(Millions of dollars)	2025	2024	Variance
Sales	$3,666	$3,560	3%

Operating profit	$1,137	$1,088	5%
As a percent of sales	31.0%	30.6%

Quarter Ended March 31, 2025 vs. 2024
% Change
Factors Contributing to Changes - Sales
Volume	1%
Price/Mix	3%
Cost pass-through	1%
Currency	(3)%
Acquisitions/divestitures	1%
3%
The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.
Sales
Sales for the Americas segment increased $106 million, or 3%, in the first quarter versus the respective 2024 period. Higher pricing contributed 3% to sales in the quarter. Cost pass-through increased sales by 1% in the first quarter with minimal impact on operating profit. Volumes increased sales by 1% in the first quarter primarily driven by electronics and chemicals & energy end markets including to project start-ups. Acquisitions increased sales by 1% in the first quarter. Currency translation decreased sales by 3% in first quarter, driven primarily by the weakening of the Brazilian real and Mexican peso against the U.S. dollar.
Operating profit
Operating profit in the Americas segment increased $49 million, or 5%, in the first quarter versus the respective 2024 period, driven primarily by higher pricing and continued productivity initiatives, which more than offset cost inflation and currency translation.
EMEA

	Quarter Ended March 31,
(Millions of dollars)	2025	2024	Variance
Sales	$2,031	$2,091	(3)%

Operating profit	$722	$687	5%
As a percent of sales	35.5%	32.9%

Quarter Ended March 31, 2025 vs. 2024
% Change
Factors Contributing to Changes - Sales
Volume	(3)%
Price/Mix	2%
Cost pass-through	1%
Currency	(3)%
Acquisitions/divestitures	—%
(3)%
The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, United Kingdom, France, the Republic of South Africa and Sweden.
Sales
EMEA segment sales decreased $60 million, or 3%, in the first quarter compared to the respective 2024 period. Higher price attainment increased sales by 2% in the quarter. Cost pass-through increased sales by 1% in the quarter with minimal impact on operating profit. Currency translation decreased sales by 3% in the first quarter, driven primarily by the weakening of the Euro against the U.S. dollar. Volumes decreased sales by 3% in the quarter, primarily driven by the metals & mining and chemicals & energy end markets.
Operating Profit
Operating profit for the EMEA segment increased by $35 million, or 5%, in the first quarter compared to the respective 2024 period. The increase in the first quarter was driven primarily by higher pricing and continued productivity initiatives, partially offset by cost inflation, lower volumes and currency translation.
APAC

	Quarter Ended March 31,
(Millions of dollars)	2025	2024	Variance
Sales	$1,539	$1,591	(3)%

Operating profit	$451	$447	1%
As a percent of sales	29.3%	28.1%

Quarter Ended March 31, 2025 vs. 2024
% Change
Factors Contributing to Changes - Sales
Volume/Equipment	(1)%
Price/Mix	—%
Cost pass-through	—%
Currency	(2)%
Acquisitions/divestitures	—%
(3)%
The APAC segment includes Linde's industrial gases operations in approximately 20 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.
Sales
Sales for the APAC segment decreased $52 million, or 3%, in the first quarter versus the respective 2024 period. Currency translation decreased sales by 2% in the quarter, primarily due to the weakening of the Korean won and Australian dollar against the U.S. dollar. Volumes decreased sales by 1% in the quarter as base volume declines primarily in metals & mining and manufacturing were partially offset by new project start-ups. Price, cost pass-through and acquisitions & divestitures were flat in the first quarter.
Operating profit
Operating profit in the APAC segment increased $4 million, or 1%, in the first quarter driven primarily by productivity initiatives, which more than offset cost inflation and currency translation.
Engineering

	Quarter Ended March 31,
(Millions of dollars)	2025	2024	Variance
Sales	$565	$539	5%

Operating profit	$114	$100	14%
As a percent of sales	20.2%	18.6%

Quarter Ended March 31, 2025 vs. 2024
% Change
Factors Contributing to Changes - Sales
Currency	(2)%
Other	7%
5%
Sales
Engineering segment sales increased $26 million, or 5%, in the first quarter as compared to the respective 2024 period, driven by project timing. Currency translation decreased sales by 2% in the quarter, primarily due to the weakening of the Euro against the U.S. dollar.
Operating profit
Engineering segment operating profit increased $14 million, or 14%, in the first quarter compared to the respective 2024 period primarily driven by project timing.

Other

	Quarter Ended March 31,
(Millions of dollars)	2025	2024	Variance
Sales	$311	$319	(3)%

Operating profit (loss)	$14	$19	(26)%
As a percent of sales	4.5%	6.0%

Quarter Ended March 31, 2025 vs. 2024
% Change
Factors Contributing to Changes - Sales
Volume/price	(2)%
Cost pass-through	—%
Currency	(1)%
Acquisitions/divestitures	—%
(3)%

Other consists of corporate costs and a few smaller businesses including Linde Advanced Material Technologies (LAMT) and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other decreased $8 million, or 3%, for the first quarter versus the respective 2024 period. Underlying sales decreased by 2% in the quarter primarily due to lower volumes in global helium. Currency translation decreased sales by 1% in the quarter.
Operating profit
Operating profit in Other decreased $5 million in the first quarter versus the respective 2024 period. The decrease in the quarter was driven by higher costs due to helium and an insurance recovery in 2024, partially offset by lower corporate costs and continued productivity initiatives.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2025 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2025	2024	2025	2024
Euro	17%	0.95	0.92	0.92	0.97
Chinese yuan	7%	7.27	7.19	7.26	7.30
British pound	5%	0.79	0.79	0.77	0.80
Brazilian real	4%	5.85	4.95	5.71	6.18
Australian dollar	3%	1.59	1.52	1.60	1.62
Mexican peso	3%	20.43	16.97	20.47	20.83
Korean won	3%	1,452	1,329	1,473	1,472
Canadian dollar	3%	1.44	1.35	1.44	1.44
Indian rupee	2%	86.60	83.04	85.46	85.61
Swiss Franc	1%	0.90	0.88	0.88	0.91
Swedish krona	1%	10.67	10.40	10.04	11.07
South African rand	1%	18.50	18.89	18.32	18.84

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three Months Ended March 31,
	2025	2024
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,707	$1,665
Non-cash charges (credits):
Add: Depreciation and amortization	910	949
Add: Deferred income taxes	9	(35)
Add: Share-based compensation	42	38
Add: Cost reduction program and other charges, net of payments	18	(55)
Net income adjusted for non-cash charges	2,686	2,562
Less: Working capital	(469)	(553)
Less: Pension contributions	(5)	(11)
Other	(51)	(44)
Net cash provided by (used for) operating activities	$2,161	$1,954
INVESTING ACTIVITIES
Capital expenditures	(1,270)	(1,048)
Acquisitions, net of cash acquired	(112)	—
Divestitures, net of cash divested and asset sales	13	7
Net cash provided by (used for) investing activities	$(1,369)	$(1,041)
FINANCING ACTIVITIES
Debt increase (decrease) - net	1,493	1,215
Issuances (purchases) of common stock - net	(1,100)	(1,025)
Cash dividends - Linde plc shareholders	(708)	(669)
Noncontrolling interest transactions and other	(73)	(189)
Net cash provided by (used for) financing activities	$(388)	$(668)

Effect of exchange rate changes on cash and cash equivalents	$40	$(61)
Cash and cash equivalents, end-of-period	$5,294	$4,848
Cash Flow from Operations
Cash provided by operations of $2,161 million for the three months ended March 31, 2025 increased $207 million, or 11% versus 2024. The increase was driven primarily by higher net income adjusted for non-cash charges and lower net working capital requirements.
Linde estimates that total 2025 required contributions to its pension plans will be in the range of approximately $25 million to $35 million, of which $5 million has been made through March 31, 2025.
Investing
Net cash used for investing activities of $1,369 million for the three months ended March 31, 2025 increased $328 million versus 2024, due to higher capital expenditures and acquisition spend, net of cash acquired.
Capital expenditures for the three months ended March 31, 2025 were $1,270 million, $222 million higher than the prior year due primarily to investments in new plant and production equipment for backlog growth requirements.
At March 31, 2025, Linde's sale of gas backlog of large projects under construction was approximately $7.0 billion. This represents the total estimated capital cost of large plants under construction.

Acquisitions, net of cash acquired were $112 million for the three months ended March 31, 2025 and relate primarily to businesses in the Americas and APAC.
Divestitures, net of cash divested and asset sales for the three months ended March 31, 2025 were $13 million. 2024 divestitures, net of cash divested and asset sales were $7 million.
Financing
Cash used for financing activities was $388 million for the three months ended March 31, 2025 as compared to $668 million for the three months ended March 31, 2024. Cash provided by debt was $1,493 million in 2025 versus $1,215 million in 2024, driven primarily by higher commercial paper issuances partially offset by lower net debt issuances in 2025. In February 2025, Linde issued €850 million of 2.625% notes due in 2029, €750 million of 3.00% notes due in 2033, €650 million of 3.250% notes due in 2037. In February 2025, Linde redeemed $600 million of 4.70% notes that were due in 2025 and repaid $400 million of 2.65% notes that became due.
Net purchases of ordinary shares were $1,100 million in 2025 versus $1,025 million in 2024. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash dividends of $708 million increased $39 million from 2024 driven primarily by a 8% increase in quarterly dividends per share from $1.39 per share to $1.50 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $73 million for the three months ended March 31, 2025 versus cash used of $189 million for the respective 2024 period primarily driven by lower cash requirements for financing related derivatives and withholding taxes related to share-based compensation arrangements.
The company continues to believe it has sufficient operating flexibility, cash, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. The company maintains a $5 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreements as of March 31, 2025. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.
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

	Quarter Ended March 31,
	2025	2024
Adjusted Operating Profit and Operating Margin
Reported operating profit	$2,184	$2,095
Add: Cost reduction program and other charges	55	—
Add: Purchase accounting impacts - Linde AG (c)	199	246
Total adjustments	254	246
Adjusted operating profit	$2,438	$2,341

Reported percentage change	4%
Adjusted percentage change	4%

Reported sales	$8,112	$8,100

Reported operating margin	26.9%	25.9%
Adjusted operating margin	30.1%	28.9%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$910	$949
Less: Purchase accounting impacts - Linde AG (c)	(191)	(240)
Adjusted depreciation and amortization	$719	$709

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$18	$58
Add: Purchase accounting impacts - Linde AG (c)	(8)	(6)
Adjusted Other Income (Expense) - net	$26	$64

Adjusted Interest Expense - Net
Reported interest expense - net	$60	$65
Add: Purchase accounting impacts - Linde AG (c)	—	2
Adjusted interest expense - net	$60	$67

Adjusted Income Taxes (a)
Reported income taxes	$511	$463
Add: Purchase accounting impacts - Linde AG (c)	44	60

	Quarter Ended March 31,
	2025	2024
Add: Cost reduction program and other charges	18	5
Total adjustments	62	65
Adjusted income taxes	$573	$528

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$2,180	$2,080
Add: Purchase accounting impacts - Linde AG (c)	199	244
Add: Cost reduction program and other charges	55	—
Total adjustments	254	244
Adjusted income before income taxes and equity investments	$2,434	$2,324

Reported Income taxes	$511	$463
Reported effective tax rate	23.4%	22.3%

Adjusted income taxes	$573	$528
Adjusted effective tax rate	23.5%	22.7%

Income from Equity Investments
Reported income from equity investments	$38	$48
Add: Purchase accounting impacts - Linde AG (c)	18	18
Adjusted income from equity investments	$56	$66

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(34)	$(38)
Add: Purchase accounting impacts - Linde AG (c)	(3)	(3)
Total adjustments	(3)	(3)
Adjusted noncontrolling interests	$(37)	$(41)

Adjusted Net Income - Linde plc (b)
Reported net income	$1,673	$1,627
Add: Cost reduction program and other charges	37	(5)
Add: Purchase accounting impacts - Linde AG (c)	170	199
Total adjustments	207	194
Adjusted net income - Linde plc	$1,880	$1,821

	Quarter Ended March 31,
	2025	2024
Adjusted Diluted EPS (b)
Reported diluted EPS	$3.51	$3.35
Add: Cost reduction program and other charges	0.08	(0.01)
Add: Purchase accounting impacts - Linde AG (c)	0.36	0.41
Total adjustments	0.44	0.40
Adjusted diluted EPS	$3.95	$3.75

Reported percentage change	5%
Adjusted percentage change	5%

Adjusted EBITDA and % of Sales
Net Income - Linde plc	$1,673	$1,627
Add: Noncontrolling interests	34	38
Add: Net pension and OPEB cost (benefit), excluding service cost	(56)	(50)
Add: Interest expense	60	65
Add: Income taxes	511	463
Add: Depreciation and amortization	910	949
EBITDA	$3,132	$3,092
Add: Cost reduction program and other charges	55	—
Add: Purchase accounting impacts - Linde AG (c)	26	24
Total adjustments	81	24
Adjusted EBITDA	$3,213	$3,116

Reported sales	$8,112	$8,100
% of sales
EBITDA	38.6%	38.2%
Adjusted EBITDA as a % of Sales	39.6%	38.5%

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
Linde plc established a European debt issuance program on May 11, 2020, as subsequently updated with a base prospectus filed with the Luxembourg Stock Exchange on May 8, 2024, as supplemented by the 1st supplement on November 4, 2024 and the 2nd supplement on February 7, 2025, for a €15.0 billion debt issuance program (or the equivalent in other currencies), under which Linde plc may offer debt securities. Linde Inc. and Linde GmbH have provided to Linde plc upstream guarantees in relation to debt securities of Linde plc offered under the European debt issuance program, as confirmed to the current program amount. Under the European debt issuance program, Linde plc may issue unsecured notes with such terms, including currency, interest rate and maturity, as agreed by Linde plc and the purchasers of such notes at the time of sale and as set out in the final terms for the relevant issue of notes. The current European debt issuance program will be valid for a period of one year from May 8, 2024 after which it will require updating prior to any further issuance of notes.
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

(Millions of dollars)
Statement of Income Data	Three Months Ended March 31, 2025	Twelve Months Ended December 31, 2024
Sales	$2,101	$7,995
Operating profit	398	1,526
Net income	(23)	3,553
Transactions with non-guarantor subsidiaries	833	7,177

Balance Sheet Data (at period end)
Current assets (a)	$8,561	$7,827
Long-term assets (b)	14,924	14,481
Current liabilities (c)	10,336	10,309
Long-term liabilities (d)	68,980	64,848

(a) From current assets above, amount due from non-guarantor subsidiaries	$4,542	$4,425
(b) From long-term assets above, amount due from non-guarantor subsidiaries	798	1,031
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,888	1,841
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	46,977	45,378
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to Item 7A. to Part II of Linde's 2024 Annual Report on Form 10-K for discussion.
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
Item 1A. Risk Factors
Through the quarterly period covered by this report, there have been no material changes to the risk factors disclosed in Item 1A to Part I of Linde's Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended March 31, 2025 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2025	375	$429.97	375	$11,746
February 2025	981	$460.22	981	$11,294
March 2025	1,061	$458.90	1,061	$10,808
First Quarter 2025	2,417	$454.95	2,417	$10,808
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
(2)As of March 31, 2025, the company repurchased $4.2 billion of its ordinary shares pursuant to the 2023 share repurchase program. As of March 31, 2025, $10.8 billion of share repurchases remain authorized under the 2023 program.
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

Linde plc

(Registrant)

Date: May 1, 2025	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer