Form 10-Q
period 2025-06-30
LINDE PLC
filed 2025-08-01
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At June 30, 2025, 468,909,532 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$8,495	$8,267	$16,607	$16,367
Cost of sales, exclusive of depreciation and amortization	4,306	4,251	8,463	8,467
Selling, general and administrative	870	840	1,656	1,700
Depreciation and amortization	942	958	1,852	1,907
Research and development	38	36	76	74
Cost reduction program and other charges	—	—	55	—
Other income (expense) - net	15	2	33	60
Operating Profit	2,354	2,184	4,538	4,279
Interest expense - net	67	70	127	135
Net pension and OPEB cost (benefit), excluding service cost	(59)	(49)	(115)	(99)
Income Before Income Taxes and Equity Investments	2,346	2,163	4,526	4,243
Income taxes	573	508	1,084	971
Income Before Equity Investments	1,773	1,655	3,442	3,272
Income from equity investments	33	45	71	93
Net Income (Including Noncontrolling Interests)	1,806	1,700	3,513	3,365
Less: noncontrolling interests	(40)	(37)	(74)	(75)
Net Income – Linde plc	$1,766	$1,663	$3,439	$3,290

Per Share Data – Linde plc Shareholders
Basic earnings per share	$3.75	$3.46	$7.29	$6.84
Diluted earnings per share	$3.73	$3.44	$7.24	$6.79

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	470,865	479,973	471,857	480,943
Diluted shares outstanding	473,573	483,177	474,691	484,366
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,806	$1,700	$3,513	$3,365

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	514	(280)	645	(1,024)
Reclassifications to net income	(22)	—	(22)	—
Income taxes	7	6	10	6
Translation adjustments	499	(274)	633	(1,018)
Funded status - retirement obligations (Note 7):
Retirement program remeasurements	25	11	36	7
Reclassifications to net income	(8)	(3)	(16)	(6)
Income taxes	(1)	(5)	(10)	7
Funded status - retirement obligations	16	3	10	8
Derivative instruments (Note 4):
Current unrealized gain (loss)	3	(13)	13	(11)
Reclassifications to net income	30	7	25	7
Income taxes	(7)	1	(9)	—
Derivative instruments	26	(5)	29	(4)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	541	(276)	672	(1,014)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	2,347	1,424	4,185	2,351
Less: noncontrolling interests	(63)	(27)	(102)	(50)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$2,284	$1,397	$4,083	$2,301
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Millions of dollars)
(UNAUDITED)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$4,786	$4,850
Accounts receivable - net	5,230	4,622
Contract assets	260	263
Inventories	2,122	1,946
Prepaid and other current assets	1,229	1,264
Total Current Assets	13,627	12,945
Property, plant and equipment - net	26,928	24,775
Goodwill	27,812	25,937
Other intangible assets - net	12,082	11,330
Other long-term assets	5,629	5,160
Total Assets	$86,078	$80,147
Liabilities and equity
Accounts payable	$2,593	$2,507
Short-term debt	4,879	4,223
Current portion of long-term debt	1,340	2,057
Contract liabilities	1,261	1,194
Other current liabilities	4,641	4,563
Total Current Liabilities	14,714	14,544
Long-term debt	19,701	15,343
Other long-term liabilities	11,677	10,772
Total Liabilities	46,092	40,659
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity (Note 10):
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2025 and 2024 issued: 490,766,972 ordinary shares	1	1
Additional paid-in capital	39,411	39,603
Retained earnings	14,595	12,634
Accumulated other comprehensive income (loss)	(6,250)	(6,894)
Less: Treasury shares, at cost (2025 – 21,857,440 shares and 2024 – 17,530,240 shares)	(9,242)	(7,252)
Total Linde plc Shareholders’ Equity	38,515	38,092
Noncontrolling interests	1,458	1,383
Total Equity	39,973	39,475
Total Liabilities and Equity	$86,078	$80,147
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$3,439	$3,290
Add: Noncontrolling interests	74	75
Net Income (including noncontrolling interests)	3,513	3,365
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges	(14)	(75)
Depreciation and amortization	1,852	1,907
Deferred income taxes	(13)	(184)
Share-based compensation	88	78
Working capital:
Accounts receivable	(309)	(422)
Inventory	(36)	(23)
Prepaid and other current assets	(81)	(62)
Payables and accruals	(499)	(393)
Contract assets and liabilities, net	(22)	(189)
Pension contributions	(15)	(24)
Long-term assets, liabilities and other	(92)	(95)
Net cash provided by (used for) operating activities	4,372	3,883
Investing
Capital expenditures	(2,527)	(2,181)
Acquisitions, net of cash acquired	(270)	(152)
Divestitures, net of cash divested and asset sales	24	22
Other investing, net	(53)	—
Net cash provided by (used for) investing activities	(2,826)	(2,311)
Financing
Short-term debt borrowings (repayments) - net	425	(1,336)
Long-term debt borrowings	3,059	4,828
Long-term debt repayments	(1,645)	(957)
Issuances of ordinary shares	15	21
Purchases of ordinary shares	(2,222)	(2,481)
Cash dividends - Linde plc shareholders	(1,412)	(1,334)
Noncontrolling interest transactions and other	26	(217)
Net cash provided by (used for) financing activities	(1,754)	(1,476)
Effect of exchange rate changes on cash and cash equivalents	144	(134)
Change in cash and cash equivalents	(64)	(38)
Cash and cash equivalents, beginning-of-period	4,850	4,664
Cash and cash equivalents, end-of-period	$4,786	$4,626
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
2. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $5,167 million and $4,573 million at June 30, 2025 and December 31, 2024, respectively, and gross receivables aged greater than one year were $386 million and $322 million at June 30, 2025 and December 31, 2024, respectively. Gross other receivables were $137 million and $148 million at June 30, 2025 and December 31, 2024, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $5,230 million at June 30, 2025 and $4,622 million at December 31, 2024. Allowances for expected credit losses were $460 million at June 30, 2025 and $421 million at December 31, 2024. Provisions for expected credit losses were $102 million and $84 million for the six months ended June 30, 2025 and 2024, respectively. The allowance activity in the six months ended June 30, 2025 and 2024 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.
Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	June 30, 2025	December 31, 2024
Inventories
Raw materials and supplies	$539	$529
Work in process	412	371
Finished goods	1,171	1,046
Total inventories	$2,122	$1,946

3. Debt
The following is a summary of Linde's outstanding debt at June 30, 2025 and December 31, 2024:

(Millions of dollars)	June 30, 2025	December 31, 2024
SHORT-TERM
Commercial paper	$4,617	$3,964
Other bank borrowings (primarily non U.S.)	262	259
Total short-term debt	4,879	4,223
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
4.700% Notes due 2025 (d)	—	599
2.65% Notes due 2025 (d)	—	400
3.625% Euro denominated notes due 2025 (f)	—	517
1.625% Euro denominated notes due 2025	589	517
0.00% Euro denominated notes due 2026	826	726
3.20% Notes due 2026	725	725
3.434% Notes due 2026	199	199
1.652% Euro denominated notes due 2027	95	84
0.25% Euro denominated notes due 2027	882	776
1.00% Euro denominated notes due 2027	591	519
1.00% Euro denominated notes due 2028 (b)	851	742
3.00% Euro denominated notes due 2028	823	722
3.375% Euro denominated notes due 2029	881	773
2.625% Euro denominated notes due 2029 (c)	997	—
0.6150% Swiss franc denominated notes due 2029 (e)	283	—
1.10% Notes due 2030	697	697
1.90% Euro denominated notes due 2030	121	106
3.375% Euro denominated notes due 2030	880	772
1.375% Euro denominated notes due 2031	887	779
3.20% Euro denominated notes due 2031	1,000	878
0.550% Euro denominated notes due 2032	880	772
0.375% Euro denominated notes due 2033	584	512
3.00% Euro denominated notes due 2033 (c)	879	—
1.0629% Swiss franc denominated notes due 2033 (e)	346	—
3.625% Euro denominated notes due 2034	763	670
3.50% Euro denominated notes due 2034	877	769
1.625% Euro denominated notes due 2035	937	822
3.40% Euro denominated notes due 2036	819	718
3.250% Euro denominated notes due 2037 (c)	759	—
3.55% Notes due 2042	666	666
3.75% Euro denominated notes due 2044	813	712
2.00% Notes due 2050	297	297
1.00% Euro denominated notes due 2051	808	707
Non U.S. borrowings	276	214
Other	10	10
	21,041	17,400
Less: current portion of long-term debt	(1,340)	(2,057)
Total long-term debt	19,701	15,343
Total debt	$25,920	$21,623
(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)June 30, 2025 and December 31, 2024 included a cumulative $31 million and $32 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 4.
(c)In February 2025, Linde issued €850 million of 2.625% notes due in 2029, €750 million of 3.00% notes due in 2033, €650 million of 3.25% notes due in 2037.
(d)In February 2025, Linde redeemed $600 million of 4.700% notes that were due in 2025 and repaid $400 million of 2.65% notes that became due.
(e)In June 2025, Linde issued CHF225 million of 0.6150% notes due in 2029 and CHF275 million of 1.0629% notes due in 2033.
(f)In June 2025, Linde repaid €500 million of 3.625% notes that became due.

The company maintains a $5 billion and a $1.5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expire on December 7, 2027 and December 3, 2025, respectively. There are no financial maintenance covenants contained within the credit agreements. No borrowings were outstanding under the credit agreements as of June 30, 2025.
The weighted-average interest rates of short-term borrowings outstanding were 3.4% and 3.8% as of June 30, 2025 and December 31, 2024, respectively.
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
When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge, cash-flow hedge, or a net investment hedge. Currently, Linde designates all interest-rate and treasury-rate locks as hedges for accounting purposes when used; however, currency contracts are generally not designated as hedges for accounting purposes. Currency contracts related to certain forecasted transactions and net investments in foreign-denominated subsidiaries are designated as hedges for accounting purposes. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective through the use of a qualitative assessment, then hedge accounting will be discontinued prospectively.
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of June 30, 2025, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2025 and December 31, 2024 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$10,475	$9,935	$112	$256	$249	$64
Forecasted transactions	167	168	6	2	2	6
Total	$10,642	$10,103	$118	$258	$251	$70
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$633	$780	$43	$7	$4	$11
Forward exchange transactions	2,838	1,059	—	30	110	—
Commodity contracts	N/A	N/A	6	11	18	20
Total Hedges	$3,471	$1,839	$49	$48	$132	$31
Total Derivatives	$14,113	$11,942	$167	$306	$383	$101
(a)Amounts as of June 30, 2025 and December 31, 2024, respectively, included current assets of $150 million and $302 million which are recorded in prepaid and other current assets; long-term assets of $17 million and $4 million which are recorded in other long-term assets; current liabilities of $376 million and $92 million which are recorded in other current liabilities; and long-term liabilities of $7 million and $9 million which are recorded in other long-term liabilities.
In addition, during 2024, Linde issued credit default swaps (“CDS”) to third-party financial institutions. The CDS relate to secured borrowings provided by the financial institutions to a government customer in Mexico, that were utilized to pay certain of Linde’s outstanding receivables. The notional amount of the CDS, which was $136 million and $145 million for the two programs as of June 30, 2025, will reduce on a monthly basis over their respective 24-month and 22-month terms. As of June 30, 2025, the fair value of the derivative liabilities was not material.
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
Net Investment Hedges
Foreign Currency-Denominated Debt Designations
As of June 30, 2025, Linde has €18.4 billion ($21.7 billion) Euro-denominated notes and intercompany loans, ¥5.2 billion ($0.7 billion) CNY-denominated intercompany loans, C$1.5 billion ($1.1 billion) CAD-denominated intercompany loans and CHF500 million ($630 million) CHF-denominated notes that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred loss recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $1,624 million (deferred loss of $1,914 million and $2,823 million in the consolidated statement of comprehensive income for the quarter and six months ended June 30, 2025, respectively), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged.
Foreign Currency Forward Exchange Contract Designations
The Company enters into forward exchange contracts to partially hedge its net investment in certain foreign-denominated subsidiaries. The Company assesses the forward exchange contracts used as net investment hedges under the spot method. This results in the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness and recorded as incurred as a reduction in interest expense - net in the consolidated statement of income. Since hedge inception, the deferred loss recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $110 million (deferred loss of $111 million and $110 million in the consolidated statement of comprehensive income for the quarter and six months ended June 30, 2025, respectively), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged. The amount of net interest income recorded in the quarter and six months ended June 30, 2025 for all forward exchange contracts was $22 million.
Effects of Previous Hedge Designations
As of June 30, 2025, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is a loss of $64 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statement of income.
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
Derivatives' Impact on Consolidated Statement of Income
The following table summarizes the impact of the company’s derivatives on the consolidated statement of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(36)	$(2)	$(125)	$(17)
Other balance sheet items	12	2	13	(5)
Total	$(24)	$—	$(112)	$(22)
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

The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the six months ended June 30, 2025 and 2024. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.
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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Assets
Derivative assets	$—	$—	$167	$306	$—	$—
Investments and securities*	19	16	—	—	13	12
Total	$19	$16	$167	$306	13	$12

Liabilities
Derivative liabilities	$—	$—	$383	$101	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At June 30, 2025, the estimated fair value of Linde’s long-term debt portfolio was $19,743 million versus a carrying value of $21,041 million. At December 31, 2024, the estimated fair value of Linde’s long-term debt portfolio was $16,234 million versus a carrying value of $17,400 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

6. Earnings Per Share - Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator (Millions of dollars)
Net Income – Linde plc	$1,766	$1,663	$3,439	$3,290
Denominator (Thousands of shares)
Weighted average shares outstanding	470,091	479,130	471,011	480,246
Shares earned and issuable under compensation plans	774	843	846	697
Weighted average shares used in basic earnings per share	470,865	479,973	471,857	480,943
Effect of dilutive securities
Stock options and awards	2,708	3,204	2,834	3,423
Weighted average shares used in diluted earnings per share	473,573	483,177	474,691	484,366
Basic Earnings Per Share	$3.75	$3.46	$7.29	$6.84
Diluted Earnings Per Share	$3.73	$3.44	$7.24	$6.79
The weighted-average of antidilutive securities excluded from the calculation of diluted earnings per share was 665 thousand and 533 thousand for the quarter and six months ended June 30, 2025, respectively, and 353 thousand and 226 thousand for the respective 2024 periods.
7. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and six months ended June 30, 2025 and 2024 are shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Amount recognized in Operating Profit
Service cost	$21	$21	$41	$42
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	89	91	175	182
Expected return on plan assets	(140)	(137)	(274)	(275)
Net amortization and deferral (gain) loss	(8)	(3)	(16)	(6)
	(59)	(49)	(115)	(99)
Net periodic benefit cost (benefit)	$(38)	$(28)	$(74)	$(57)
Components of net periodic benefit expense for other post-retirement plans for the quarter and six months ended June 30, 2025 and 2024 were not material.

Linde estimates that 2025 required contributions to its pension plans will be in the range of approximately $25 million to $35 million, of which $15 million have been made through June 30, 2025.
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
•On May 27, 2022, performance of all Linde Engineering agreements in Russia were lawfully suspended in compliance with applicable sanctions. In December 2022, at RusChemAlliance’s (RCA) request a Russian St. Petersburg court (“St. Petersburg Court”) issued an injunction preventing sale of Linde Russia subsidiaries and assets. During 2023 and 2024, in accordance with the dispute resolution provisions of the related engineering agreements Linde secured judgements reenforcing jurisdiction of the agreements with RCA outside of Russia and ordering the St. Petersburg proceedings stayed and injunctions lifted. However, RCA has continued to pursue its claims in Russia and during the fourth quarter of 2024 two Linde Russian joint ventures were sold locally pursuant to a St. Petersburg court order and the proceeds provided to RCA. Linde does not expect a material adverse impact on earnings given the $1.9 billion liabilities recorded as of June 30, 2025 and the immaterial investment value of its remaining deconsolidated Russia subsidiaries. Please see further detail on the Russia legal cases below.
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

Despite the judgments of the Hong Kong court and similar orders issued by the HKIAC arbitration tribunals, RCA is continuing to pursue its claims in Russia and neither the St. Petersburg injunction affecting Linde’s shares and assets has been lifted, nor the proceeding in St. Petersburg been stayed. The HKIAC arbitration proceedings are ongoing.
Local seizures
In February 2024, the St. Petersburg Court decided the GPP Claim in favor of RCA (the “GPP Decision”) and in October 2024, decided the LNG Claim in favor of RCA (the “LNG Decision”). Linde unsuccessfully appealed the GPP Decision in March and September 2024. During the fourth quarter of 2024, RCA executed enforcement actions related to the GPP Decision within Russia for Linde’s shares in two Linde Russian joint ventures and locally RCA received payment from the purchase of these shares by Linde’s joint venture partners. RCA previously initiated the enforcement process for the GPP Decision within Russia for the remainder of Linde’s local assets, and these proceedings are currently pending a court appointed local valuation of Linde’s assets. Additionally, during 2024 and 2025, RCA seized the ruble equivalent of approximately €337 million from two of the guarantor bank’s accounts in Russia.
Linde intends to claim all damages related to or rising from RCA's enforcement of the GPP and LNG Decisions in the HKIAC arbitration proceedings. Linde subsidiaries affected by the GPP Decision have also filed claims for damages against RCA in the Southern District of New York, the Netherlands and Germany.
As of June 30, 2025, Linde has a contingent liability of $1.2 billion, which represents advance payments previously recorded in contract liabilities related to terminated engineering projects with RCA. As a result of the contract terminations, Linde no longer has future performance obligations for these projects.
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
As of June 30, 2025, Linde has a contingent liability of $0.7 billion for this and other Amur GPP contract matters. It is difficult to estimate the timing of resolution of this matter. The company intends to vigorously defend its interests in this case.
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
The table below presents sales and operating profit information about reportable segments and Other for the quarter and six months ended June 30, 2025 and 2024.

Quarter Ended June 30,
(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
2025
Sales (a)	$3,812	$2,162	$1,655	$551	$315	$8,495
Variable Costs (b)	1,424	733	803	206	112	3,278
Fixed Costs and other (c)	805	480	194	247	191	1,917
Depreciation and amortization (d)	374	169	168	8	25	744
Operating Profit (e)	$1,209	$780	$490	$90	$(13)	$2,556
2024
Sales (a)	$3,655	$2,091	$1,657	$544	$320	$8,267
Variable Costs (b)	1,337	777	824	200	112	3,250
Fixed Costs and other (c)	787	453	199	240	195	1,874
Depreciation and amortization (d)	372	157	160	8	24	721
Operating Profit (e)	$1,159	$704	$474	$96	$(11)	$2,422

Six Months Ended June 30,
(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
2025
Sales (a)	$7,478	$4,193	$3,194	$1,116	$626	$16,607
Variable Costs (b)	2,819	1,454	1,551	421	226	6,471
Fixed Costs and other (c)	1,572	909	372	475	351	3,679
Depreciation and amortization (d)	741	328	330	16	48	1,463
Operating Profit (e)	$2,346	$1,502	$941	$204	$1	$4,994
2024
Sales (a)	$7,215	$4,182	$3,248	$1,083	$639	$16,367
Variable Costs (b)	2,661	1,575	1,616	388	221	6,461
Fixed Costs and other (c)	1,577	900	389	483	364	3,713
Depreciation and amortization (d)	730	316	322	16	46	1,430
Operating Profit (e)	$2,247	$1,391	$921	$196	$8	$4,763
(a)Sales reflect external sales only. Intersegment sales from Engineering to the industrial gases segments, were $619 million and $485 million for the second quarter 2025 and 2024, respectively, and $1,220 million and $876 million for the six months ended 2025 and 2024, respectively. Intersegment sales from Helium, were $107 million and $111 million for the second quarter 2025 and 2024, respectively, and $219 million and $234 million for the six months ended June 30, 2025 and 2024, respectively.
(b)Variable costs represents the variable portion of cost of sales, exclusive of depreciation and amortization.
(c)Fixed costs and other represents the fixed portion of cost of sales (exclusive of depreciation and amortization), selling, general and administrative, research and development and other income (expenses) - net.
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
Reconciliations to Consolidated Results
Depreciation and Amortization
The table below reconciles total depreciation and amortization disclosed in the table above to consolidated depreciation and amortization as reflected on our consolidated statement of income:

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Total segment depreciation and amortization	$744	$721	$1,463	$1,430
Purchase accounting impacts - Linde AG (a)	198	237	389	477
Total depreciation and amortization	$942	$958	$1,852	$1,907

Income Before Income Taxes and Equity Investments
The table below reconciles total operating profit disclosed in the table above to consolidated income before income taxes and equity investments as reflected on our consolidated statement of income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total segment operating profit	$2,556	$2,422	$4,994	$4,763
Cost reduction program and other charges	—	—	55	—
Purchase accounting impacts - Linde AG (a)	202	238	401	484
Total operating profit	2,354	2,184	4,538	4,279
Interest expense - net	67	70	127	135
Net pension and OPEB cost (benefit), excluding service cost	(59)	(49)	(115)	(99)
Total consolidated income before income taxes and equity investments	$2,346	$2,163	$4,526	$4,243
(a)To adjust for purchase accounting impacts related to the merger.

10. Equity
A summary of the changes in total equity for the quarter and six months ended June 30, 2025 and 2024 is provided below:

	Quarter Ended June 30,
(Millions of dollars)	2025			2024
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$38,032	$1,418	$39,450	$38,829	$1,387	$40,216
Net income (a)	1,766	40	1,806	1,663	37	1,700
Other comprehensive income (loss)	518	23	541	(266)	(10)	(276)
Noncontrolling interests:
Additions (reductions)	(4)	18	14	—	—	—
Dividends and other capital changes	—	(41)	(41)	—	(55)	(55)
Dividends to Linde plc ordinary share holders ($1.50 per share in 2025 and $1.39 per share in 2024)	(704)	—	(704)	(665)	—	(665)
Issuances of ordinary shares:
For employee savings and incentive plans	(25)	—	(25)	(15)	—	(15)
Purchases of ordinary shares	(1,114)	—	(1,114)	(1,407)	—	(1,407)
Share-based compensation	46	—	46	40	—	40
Balance, end of period	$38,515	$1,458	$39,973	$38,179	$1,359	$39,538

	Six Months Ended June 30,
(Millions of dollars)	2025			2024
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$38,092	$1,383	$39,475	$39,720	$1,362	$41,082
Net income (a)	3,439	74	3,513	3,290	75	3,365
Other comprehensive income (loss)	644	28	672	(989)	(25)	(1,014)
Noncontrolling interests:
Additions (reductions)	(4)	18	14	—	11	11
Dividends and other capital changes	—	(45)	(45)	—	(64)	(64)
Dividends to Linde plc ordinary share holders ($3.00 per share in 2025 and $2.78 per share in 2024)	(1,412)	—	(1,412)	(1,334)	—	(1,334)
Issuances of ordinary shares:
For employee savings and incentive plans	(119)	—	(119)	(141)	—	(141)
Purchases of ordinary shares	(2,213)	—	(2,213)	(2,445)	—	(2,445)
Share-based compensation	88	—	88	78	—	78
Balance, end of period	$38,515	$1,458	$39,973	$38,179	$1,359	$39,538

(a)Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarter and six months ended June 30, 2025 and 2024 and which is not part of total equity.
The components of Accumulated other comprehensive income (loss) are as follows:

(Millions of dollars)	June 30, 2025	December 31, 2024
Cumulative translation adjustment - net of taxes:
Americas	$(3,979)	$(4,422)
EMEA	(854)	(1,235)
APAC	(1,124)	(1,736)
Engineering	304	(432)
Other	(709)	858
	(6,362)	(6,967)
Derivatives - net of taxes	23	(6)
Pension / OPEB (net of tax obligations of $105 million and $95 million at June 30, 2025 and December 31, 2024, respectively)	89	79
	$(6,250)	$(6,894)
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $306 million at June 30, 2025 (current contract assets of $260 million and $46 million within other long-term assets in the condensed consolidated balance sheet). Total contract assets were $263 million at December 31, 2024, all classified as current contract assets in the condensed consolidated balance sheet. Total contract liabilities are $2,494 million at June 30, 2025 (current contract liabilities of $1,261 million and $1,233 million within other long-term liabilities in the condensed consolidated balance sheet). Total contract liabilities were $2,292 million at December 31, 2024 (current contract liabilities of $1,194 million and $1,098 million within other long-term liabilities in the condensed consolidated balance sheet). Revenue recognized for the six months ended June 30, 2025 that was included in the contract liability at December 31, 2024 was $543 million. Contract assets and liabilities primarily relate to the Engineering business and customer prepayments for certain on-site supply agreements.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarter and six months ended June 30, 2025.

(Millions of dollars)	Quarter Ended June 30,
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
2025
Merchant	$1,260	$726	$558	$—	$51	$2,595	31%
On-Site	878	426	698	—	—	2,002	24%
Packaged Gas	1,617	1,002	350	—	7	2,976	35%
Other	57	8	49	551	257	922	10%
Total	$3,812	$2,162	$1,655	$551	$315	$8,495	100%
2024
Merchant	$1,178	$691	$568	$—	$52	$2,489	30%
On-Site	807	412	668	—	—	1,887	23%
Packaged Gas	1,616	969	348	—	7	2,940	36%
Other	54	19	73	544	261	951	11%
Total	$3,655	$2,091	$1,657	$544	$320	$8,267	100%

(Millions of dollars)	Six Months Ended June 30,
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
2025
Merchant	$2,410	$1,397	$1,067	$—	$98	$4,972	30%
On-Site	1,766	852	1,365	—	—	3,983	24%
Packaged Gas	3,189	1,928	666	—	14	5,797	35%
Other	113	16	96	1,116	514	1,855	11%
Total	$7,478	$4,193	$3,194	$1,116	$626	$16,607	100%
2024
Merchant	$2,295	$1,377	$1,096	$—	$107	$4,875	30%
On-Site	1,589	853	1,336	—	—	3,778	23%
Packaged Gas	3,222	1,920	670	—	14	5,826	36%
Other	109	32	146	1,083	518	1,888	11%
Total	$7,215	$4,182	$3,248	$1,083	$639	$16,367	100%
Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. The company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $61 billion. This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next six years and the remaining thereafter.
12. Subsequent Events
On July 4, 2025, H.R.1 - One Big Beautiful Bill Act was enacted into law (OBBBA). The Bill makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. These changes will provide current and future cash tax benefits to the company. The company continues to evaluate the impact of other provisions of OBBBA but does not expect them to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
Non-GAAP Measures
Throughout MD&A, the company provides adjusted operating results exclusive of certain items such as Cost reduction program and other charges, purchase accounting impacts of the Linde AG merger, and pension settlement charges. Adjusted amounts are non-GAAP measures which are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management find useful in evaluating the company’s operating performance. Items which the company does not believe to be indicative of on-going business performance are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. In addition, operating results, excluding these items, is important to management's development of annual and long-term employee incentive compensation plans. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.
The non-GAAP measures and reconciliations are separately included in a later section in the MD&A titled "Non-GAAP Measures and Reconciliations."

Consolidated Results
The following table provides summary information for the quarters and six months ended June 30, 2025 and 2024. The reported amounts are GAAP amounts from the Consolidated Statement of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars, except per share data)	2025	2024	Variance	2025	2024	Variance
Sales	$8,495	$8,267	3%	$16,607	$16,367	1%
Cost of sales, exclusive of depreciation and amortization	$4,306	$4,251	1%	$8,463	$8,467	—%
As a percent of sales	50.7%	51.4%		51.0%	51.7%
Selling, general and administrative	$870	$840	4%	$1,656	$1,700	(3)%
As a percent of sales	10.2%	10.2%		10.0%	10.4%
Depreciation and amortization	$942	$958	(2)%	$1,852	$1,907	(3)%
Cost reduction program and other charges	$—	$—	NA	$55	$—	NA
Other income (expense) - net	$15	$2	650%	$33	$60	45%
Operating profit	$2,354	$2,184	8%	$4,538	$4,279	6%
Operating margin	27.7%	26.4%		27.3%	26.1%
Interest expense - net	$67	$70	(4)%	$127	$135	(6)%
Net pension and OPEB cost (benefit), excluding service cost	$(59)	$(49)	20%	$(115)	$(99)	16%
Effective tax rate	24.4%	23.5%		24.0%	22.9%
Income from equity investments	$33	$45	(27)%	$71	$93	(24)%
Noncontrolling interests	$(40)	$(37)	8%	$(74)	$(75)	(1)%
Net Income – Linde plc	$1,766	$1,663	6%	$3,439	$3,290	5%
Diluted earnings per share	$3.73	$3.44	8%	$7.24	$6.79	7%
Diluted shares outstanding	473,573	483,177	(2)%	474,691	484,366	(2)%
Number of employees	64,842	65,987	(2)%	64,842	65,987	(2)%
Adjusted Amounts (a)
Operating profit	$2,556	$2,422	6%	$4,994	$4,763	5%
Operating margin	30.1%	29.3%		30.1%	29.1%
Effective tax rate	24.3%	23.5%		23.9%	23.1%
Net Income – Linde plc	$1,937	$1,859	4%	$3,817	$3,680	4%
Diluted earnings per share	$4.09	$3.85	6%	$8.04	$7.60	6%
Other Financial Data (a)
EBITDA	$3,329	$3,187	4%	$6,461	$6,279	3%
As percent of sales	39.2%	38.6%		38.9%	38.4%
Adjusted EBITDA	$3,351	$3,206	5%	$6,564	$6,322	4%
As percent of sales	39.4%	38.8%		39.5%	38.6%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Reported
In the second quarter of 2025, Linde's sales were $8,495 million, 3% above the prior year. Sales grew 2% from higher price attainment. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, increased sales by 1% in the quarter, with minimal impact on operating profit. Acquisitions increased sales by 1% in the second quarter. Engineering sales and currency translation were flat in the quarter. Volumes decreased sales by 1% in the quarter versus the 2024 respective period, as base volume declines were partially offset by new project start-ups.
Reported operating profit for the second quarter of 2025 was $2,354 million, or 27.7% of sales, 8% above the prior year. The reported year-over-year increase was primarily driven by higher pricing and productivity initiatives, which more than offset adverse impacts from cost inflation and lower volumes. The reported effective tax rate ("ETR") was 24.4% in the second quarter 2025 versus 23.5% in the second quarter 2024. Diluted earnings per share ("EPS") was $3.73, or 8% above EPS of $3.44 in the second quarter of 2024, primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Adjusted
In the second quarter of 2025, adjusted operating profit of $2,556 million, or 30.1% of sales, was 6% higher as compared to 2024, driven by higher pricing and productivity initiatives partially offset by cost inflation and lower volumes. The adjusted ETR was 24.3% in the second quarter 2025 versus 23.5% in the respective 2024 quarter. On an adjusted basis, EPS was $4.09, 6% above the 2024 adjusted EPS of $3.85, driven by higher adjusted net income - Linde plc and lower diluted shares outstanding.
Outlook
Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended June 30, 2025 vs. 2024	Six months ended June 30, 2025 vs. 2024
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(1)%	(1)%
Price/Mix	2%	2%
Cost pass-through	1%	1%
Currency	—%	(1)%
Acquisitions/divestitures	1%	—%
Engineering	—%	—%
	3%	1%
Sales
Sales increased 3% for the second quarter of 2025 and increased 1% for the six months ended June 30, 2025 versus the respective 2024 periods. Higher price attainment increased 2% in the quarter and six months ended June 30, 2025. Acquisitions increased sales by 1% in the quarter and were flat for the six months ended June 30, 2025. Cost pass-through increased sales by 1% in both the quarter and six months ended June 30, 2025, with minimal impact on operating profit. Volumes decreased sales by 1% in the quarter and six months ended June 30, 2025, as base volume declines were partially offset by new project start-ups. Currency translation was flat in the quarter and decreased sales by 1% for the six months ended June 30, 2025, primarily driven by the weakening of Brazilian real and Mexican peso partially offset by the strengthening of the Euro against the U.S. dollar year to date. Engineering sales were flat in the quarter and six months ended June 30, 2025.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization, increased $55 million, or 1%, for the second quarter of 2025, primarily due to cost inflation partially offset by lower volumes and productivity gains and decreased $4 million, for the six months ended June 30, 2025. Cost of sales, exclusive of depreciation and amortization was 50.7% and 51.0% of sales for the second quarter and six months ended June 30, 2025, respectively, versus 51.4% and 51.7% for the respective 2024 periods. The decrease as a percentage of sales in the quarter and year to date was primarily due to higher pricing and productivity gains.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $30 million, or 4%, for the second quarter of 2025 and decreased $44 million, or 3%, for the six months ended June 30, 2025. SG&A was 10.2% of second quarter sales and 10.0% of sales for the six months ended June 30, 2025 versus 10.2% and 10.4% of sales for the respective 2024 periods. Currency impacts decreased SG&A approximately $15 million for the six months ended June 30, 2025. SG&A increased during the second quarter of 2025 due to higher costs and decreased for the six months ended June 30, 2025, excluding foreign currency impacts, due to lower costs, savings from cost reduction programs, and productivity initiatives.
Depreciation and amortization
Reported depreciation and amortization expense decreased $16 million, or 2%, for the second quarter of 2025 and decreased $55 million, or 3%, in the six months ended June 30, 2025, primarily due to lower depreciation and amortization of assets acquired in the merger, partially offset by the net impact of new project start-ups.
On an adjusted basis, depreciation and amortization increased $23 million, or 3%, for the second quarter of 2025 and increased $33 million, or 2%, for the six months ended June 30, 2025. Currency impacts decreased depreciation and amortization by $12 million for the six months ended June 30, 2025. Excluding currency, for the quarter and year-to-date periods, the underlying depreciation and amortization increase was driven largely by new project start-ups.
Cost reduction program and other charges
There were no cost reduction program and other charges for the second quarter of 2025. For the six months ended June 30, 2025, cost reduction program and other charges of $55 million primarily related to severance charges. On an adjusted basis, these costs have been excluded. There were no charges during the respective 2024 periods.
Other income (expense) - net
Reported other income (expense) - net was a benefit of $15 million for the second quarter of 2025 and $33 million for the year-to-date period. 2024 other income (expense) for the year-to-date period included a benefit of $43 million in insurance recoveries primarily within the Other segment.
Operating profit
On a reported basis, operating profit increased $170 million, or 8%, for the second quarter of 2025 and increased $259 million, or 6%, for the six months ended June 30, 2025. The increase in the quarter was primarily due to higher pricing and savings from productivity initiatives, which more than offset the adverse impacts of cost inflation and lower volumes.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as cost reduction programs and other charges, operating profit increased $134 million, or 6%, in the second quarter of 2025 and increased $231 million, or 5%, for the six months ended June 30, 2025. Operating profit growth was driven by higher pricing and productivity initiatives, which more than offset the effects of cost inflation and lower volumes during the quarter and year-to-date periods of 2025. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net decreased $3 million, or 4%, for the second quarter of 2025 and decreased $8 million, or 6%, for the six months ended June 30, 2025.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost, was a benefit of $59 million and $115 million for the quarter and six months ended June 30, 2025, respectively, versus $49 million and $99 million for the respective 2024 periods. The increase in the benefit primarily relates to lower interest cost due to lower benefit obligations and higher amortization of deferred gains year-over-year, partially offset by lower expected return on plan assets.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter and six months ended June 30, 2025 was 24.4% and 24.0%, respectively, versus 23.5% and 22.9% for the respective 2024 periods. On an adjusted basis, the ETR for the quarter and six months ended June 30, 2025 was 24.3% and 23.9%, respectively, versus 23.5% and 23.1% for the respective 2024 periods.

On both a reported and adjusted basis, the increase in the quarter rate is primarily due to 2024 tax benefits from a repatriation. The increase in the year-to-date rate is primarily due to 2024 tax benefits from a repatriation and lower tax benefits from share-based compensation in 2025.

Income from equity investments
Reported income from equity investments for the second quarter and six months ended June 30, 2025 was $33 million and $71 million, respectively, versus $45 million and $93 million for the respective 2024 periods.
On an adjusted basis, income from equity investments for the second quarter and six months ended June 30, 2025 was $51 million and $107 million, respectively, versus $63 million and $129 million for the respective 2024 periods.
Noncontrolling interests
At June 30, 2025, noncontrolling interests consisted primarily of non-controlling shareholders' investments in APAC (primarily China). Reported noncontrolling interests income was $40 million and $74 million for the second quarter of 2025 and six months ended June 30, 2025, respectively. Noncontrolling interest was $37 million and $75 million for the respective 2024 periods.
Net Income – Linde plc
Reported net income - Linde plc increased $103 million, or 6%, for the second quarter of 2025 and increased $149 million, or 5%, for the six months ended June 30, 2025 versus the respective 2024 period.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting and cost reduction program and other charges, net income - Linde plc increased $78 million, or 4%, for the second quarter of 2025 and increased $137 million, or 4%, for the six months ended June 30, 2025 versus the respective 2024 period.
On both a reported and adjusted basis, the increase was driven by higher operating profit.
Diluted earnings per share
Reported diluted earnings per share increased $0.29, or 8%, for the second quarter of 2025 versus the respective 2024 period. Reported diluted earnings per share increased $0.45, or 7%, for the six months ended June 30, 2025 versus the respective 2024 period.
On an adjusted basis, diluted EPS increased $0.24, or 6%, for the second quarter versus the respective 2024 period. On an adjusted basis, diluted EPS increased $0.44, or 6%, for the six months ended June 30, 2025, versus the respective 2024 period.
The increase on both a reported and adjusted basis was primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at June 30, 2025 was 64,842, a decrease of 1,145 employees from June 30, 2024, primarily due to the ongoing impact of cost reduction programs.
Other Financial Data
EBITDA was $3,329 million for the second quarter of 2025 as compared to $3,187 million in the respective 2024 period. EBITDA was $6,461 million for the six months ended June 30, 2025 as compared to $6,279 million in the respective 2024 period.
Adjusted EBITDA increased to $3,351 million for the second quarter 2025 from $3,206 million in the respective 2024 period. Adjusted EBITDA increased to $6,564 million for the six months ended June 30, 2025 from $6,322 million in the respective 2024 period. The increase on both a reported and adjusted basis was driven by higher net income - Linde plc versus prior year.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive income for the second quarter and six months ended June 30, 2025 was $541 million and $672 million, respectively. The income in the quarter and year-to-date periods resulted primarily from currency translation adjustments of $499 million and $633 million, respectively. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies, including the Euro, British pound and the Chinese yuan. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 10 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.
Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statement of Income.

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
SALES
Americas	$3,812	$3,655	4%	$7,478	$7,215	4%
EMEA	2,162	2,091	3%	4,193	4,182	—%
APAC	1,655	1,657	—%	3,194	3,248	(2)%
Engineering	551	544	1%	1,116	1,083	3%
Other	315	320	(2)%	626	639	(2)%
Total sales	$8,495	$8,267	3%	$16,607	$16,367	1%

SEGMENT OPERATING PROFIT
Americas	$1,209	$1,159	4%	$2,346	$2,247	4%
EMEA	780	704	11%	1,502	1,391	8%
APAC	490	474	3%	941	921	2%
Engineering	90	96	(6)%	204	196	4%
Other	(13)	(11)	(18)%	1	8	(88)%
Segment operating profit	$2,556	$2,422	6%	$4,994	$4,763	5%
Reconciliation to reported operating profit:
Cost reduction program and other charges	—	—		(55)	—
Purchase accounting impacts - Linde AG (a)	(202)	(238)		(401)	(484)
Total operating profit	$2,354	$2,184		$4,538	$4,279
(a)To adjust for purchase accounting impacts related to the merger.

Americas

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
Sales	$3,812	$3,655	4%	$7,478	$7,215	4%

Operating profit	$1,209	$1,159	4%	$2,346	$2,247	4%
As a percent of sales	31.7%	31.7%		31.4%	31.1%

	Quarter Ended June 30, 2025 vs. 2024	Six Months Ended June 30, 2025 vs. 2024
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	1%	1%
Price/Mix	3%	3%
Cost pass-through	1%	2%
Currency	(2)%	(3)%
Acquisitions/divestitures	1%	1%
	4%	4%
The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.
Sales
Sales for the Americas segment increased $157 million, or 4%, in the second quarter and increased $263 million, or 4%, for the six months ended June 30, 2025 versus the respective 2024 periods. Higher pricing contributed 3% to sales in both the quarter and year-to-date periods. Cost pass-through increased sales by 1% in the second quarter and increased sales by 2% year to date, with minimal impact on operating profit. Acquisitions increased sales by 1% in both the quarter and year-to-date periods. Volumes increased sales by 1% in both the quarter and year-to-date periods, primarily driven by chemicals & energy end markets including project start-ups. Currency translation decreased sales by 2% in the second quarter and decreased sales by 3% year to date, driven primarily by the weakening of the Brazilian real and Mexican peso against the U.S. dollar.
Operating profit
Operating profit in the Americas segment increased $50 million, or 4%, in the second quarter and increased $99 million, or 4%, for the six months ended June 30, 2025 versus the respective 2024 period, driven primarily by higher pricing and continued productivity initiatives, which more than offset cost inflation and currency translation.
EMEA

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
Sales	$2,162	$2,091	3%	$4,193	$4,182	—%

Operating profit	$780	$704	11%	$1,502	$1,391	8%
As a percent of sales	36.1%	33.7%		35.8%	33.3%

	Quarter Ended June 30, 2025 vs. 2024	Six Months Ended June 30, 2025 vs. 2024
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(4)%	(3)%
Price/Mix	3%	2%
Cost pass-through	—%	—%
Currency	4%	1%
Acquisitions/divestitures	—%	—%
	3%	—%
The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, United Kingdom, France, the Republic of South Africa and Sweden.
Sales
EMEA segment sales increased $71 million, or 3%, in the second quarter and were flat for the six months ended June 30, 2025 compared to the respective 2024 periods. Higher price attainment increased sales by 3% in the quarter and increased 2% year to date. Currency translation increased sales by 4% in the second quarter and increased sales by 1% year to date, driven primarily by the strengthening of the Euro and British pound against the U.S. dollar. Volumes decreased sales by 4% in the quarter and 3% in the year-to-date period, primarily driven by the metals & mining and manufacturing end markets. Cost pass-through was flat in both the quarter and year-to-date periods with minimal impact on operating profit.
Operating Profit
Operating profit for the EMEA segment increased by $76 million, or 11%, in the second quarter and increased $111 million, or 8%, for the six months ended June 30, 2025 compared to the respective 2024 periods. The increase in the second quarter and year to date was driven primarily by higher pricing, currency translation, and continued productivity initiatives, partially offset by cost inflation and lower volumes.
APAC

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
Sales	$1,655	$1,657	—%	$3,194	$3,248	(2)%

Operating profit	$490	$474	3%	$941	$921	2%
As a percent of sales	29.6%	28.6%		29.5%	28.4%

	Quarter Ended June 30, 2025 vs. 2024	Six Months Ended June 30, 2025 vs. 2024
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/Equipment	(1)%	(1)%
Price/Mix	—%	—%
Cost pass-through	(1)%	(1)%
Currency	—%	(1)%
Acquisitions/divestitures	2%	1%
	—%	(2)%
The APAC segment includes Linde's industrial gases operations in approximately 15 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.
Sales
Sales for the APAC segment were flat in the second quarter and decreased $54 million, or 2%, for the six months ended June 30, 2025 versus the respective 2024 periods. Acquisitions increased sales by 2% in the quarter and increased 1% in the year-to-

date period. Price was flat in the quarter and year-to-date periods. Volumes decreased sales by 1% in the quarter and year-to-date periods as base volume declines primarily in the manufacturing end market were partially offset by new project start-ups. Currency translation was flat in the quarter and decreased sales by 1% year to date, primarily due to the weakening of the Korean won and Australian dollar against the U.S. dollar. Cost pass-through decreased sales by 1% in both the second quarter and year-to-date periods with minimal impact on operating profit.
Operating profit
Operating profit in the APAC segment increased $16 million, or 3%, in the second quarter and increased $20 million, or 2%, for the six months ended June 30, 2025, driven primarily by productivity initiatives, which more than offset cost inflation and lower volumes.
Engineering

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
Sales	$551	$544	1%	$1,116	$1,083	3%

Operating profit	$90	$96	(6)%	$204	$196	4%
As a percent of sales	16.3%	17.6%		18.3%	18.1%

	Quarter Ended June 30, 2025 vs. 2024	Six Months Ended June 30, 2025 vs. 2024
	% Change	% Change
Factors Contributing to Changes - Sales
Currency	3%	—%
Other	(2)%	3%
	1%	3%
Sales
Engineering segment sales increased $7 million, or 1%, in the second quarter and increased $33 million, or 3%, for the six months ended June 30, 2025, as compared to the respective 2024 periods. The increase in the quarter was primarily driven by currency translation, which increased sales by 3% in the quarter due to the strengthening of the Euro against the U.S. dollar and was flat year to date. The increase in the year-to-date period was primarily driven by project timing.
Operating profit
Engineering segment operating profit decreased $6 million, or 6%, in the second quarter and increased $8 million, or 4%, for the six months ended June 30, 2025 as compared to the respective 2024 periods primarily driven by project timing.

Other

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
Sales	$315	$320	(2)%	$626	$639	(2)%

Operating profit (loss)	$(13)	$(11)	(18)%	$1	$8	(88)%
As a percent of sales	(4.1)%	(3.4)%		0.2%	1.3%

	Quarter Ended June 30, 2025 vs. 2024	Six Months Ended June 30, 2025 vs. 2024
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/price	(3)%	(2)%
Cost pass-through	—%	—%
Currency	1%	—%
Acquisitions/divestitures	—%	—%
	(2)%	(2)%
Other consists of corporate costs and a few smaller businesses including Linde Advanced Material Technologies (LAMT) and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other decreased $5 million, or 2%, for the second quarter and decreased $13 million, or 2% for the six months ended June 30, 2025, versus the respective 2024 periods. Underlying sales decreased by 3% in the quarter and decreased 2% in the year-to-date period primarily due to lower volumes in LAMT. Currency translation increased sales by 1% in the quarter and was flat year to date.
Operating profit
Operating profit in Other decreased $2 million in the second quarter and decreased $7 million for the six months ended June 30, 2025 versus the respective 2024 periods. The decrease in the year to date period was driven by higher costs due to helium and an insurance recovery in 2024, partially offset by lower corporate costs and continued productivity initiatives.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2025 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2025	2024	2025	2024
Euro	17%	0.91	0.93	0.85	0.97
Chinese yuan	7%	7.25	7.22	7.16	7.30
British pound	5%	0.77	0.79	0.73	0.80
Brazilian real	4%	5.76	5.08	5.43	6.18
Australian dollar	4%	1.58	1.52	1.52	1.62
Mexican peso	3%	19.94	17.10	18.75	20.83
Korean won	3%	1,425	1,350	1,354	1,472
Canadian dollar	3%	1.41	1.36	1.36	1.44
Indian rupee	2%	86.09	83.23	85.75	85.61
Swedish krona	1%	10.14	10.54	9.46	11.07
South African rand	1%	18.39	18.73	17.71	18.84
Swiss franc	1%	0.86	0.89	0.79	0.91

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six Months Ended June 30,
	2025	2024
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$3,513	$3,365
Non-cash charges (credits):
Add: Depreciation and amortization	1,852	1,907
Add: Deferred income taxes	(13)	(184)
Add: Share-based compensation	88	78
Add: Cost reduction program and other charges, net of payments	(14)	(75)
Net income adjusted for non-cash charges	5,426	5,091
Less: Working capital	(947)	(1,089)
Less: Pension contributions	(15)	(24)
Other	(92)	(95)
Net cash provided by (used for) operating activities	$4,372	$3,883
INVESTING ACTIVITIES
Capital expenditures	(2,527)	(2,181)
Acquisitions, net of cash acquired	(270)	(152)
Divestitures, net of cash divested and asset sales	24	22
Other investing, net	(53)	—
Net cash provided by (used for) investing activities	$(2,826)	$(2,311)
FINANCING ACTIVITIES
Debt increase (decrease) - net	1,839	2,535
Issuances (purchases) of common stock - net	(2,207)	(2,460)
Cash dividends - Linde plc shareholders	(1,412)	(1,334)
Noncontrolling interest transactions and other	26	(217)
Net cash provided by (used for) financing activities	$(1,754)	$(1,476)

Effect of exchange rate changes on cash and cash equivalents	$144	$(134)
Cash and cash equivalents, end-of-period	$4,786	$4,626
Cash Flow from Operations
Cash provided by operations of $4,372 million for the six months ended June 30, 2025 increased $489 million, or 13%, versus 2024. The increase was driven primarily by higher net income adjusted for non-cash charges and lower net working capital requirements.
Linde estimates that total 2025 required contributions to its pension plans will be in the range of approximately $25 million to $35 million, of which $15 million has been made through June 30, 2025.
Investing
Net cash used for investing activities of $2,826 million for the six months ended June 30, 2025 increased $515 million, or 22% versus 2024, due to higher capital expenditures and acquisition spend, net of cash acquired.
Capital expenditures for the six months ended June 30, 2025 were $2,527 million, $346 million higher than the prior year primarily due to investments in new plant and production equipment for backlog growth requirements.

At June 30, 2025, Linde's sale of gas backlog of large projects under construction was approximately $7.1 billion. This represents the total estimated capital cost of large plants under construction.
Acquisitions, net of cash acquired, were $270 million for the six months ended June 30, 2025, and relate primarily to businesses in the Americas and APAC.
Divestitures, net of cash divested and asset sales for the six months ended June 30, 2025 were $24 million. 2024 divestitures, net of cash divested and asset sales were $22 million.
Other investing, net for the six months ended June 30, 2025 was outflows of $53 million and relate to the cash settlement of foreign exchange contracts designated in a net investment hedging relationship.
Financing
Cash used for financing activities was $1,754 million for the six months ended June 30, 2025 as compared to $1,476 million for the six months ended June 30, 2024. Cash provided by debt was $1,839 million in 2025 versus $2,535 million in 2024, driven primarily by higher commercial paper issuances partially offset by lower net debt issuances in 2025. For the six months ended June 30, 2025, Linde issued €2,250 million Euro-denominated notes and CHF500 million Swiss-franc denominated notes and redeemed or repaid $1,000 million U.S. dollar-denominated notes and €500 million Euro denominated notes.
Net purchases of ordinary shares were $2,207 million in 2025 versus $2,460 million in 2024. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash dividends of $1,412 million increased $78 million from 2024 driven primarily by an 8% increase in quarterly dividends per share from $1.39 per share to $1.50 per share, partially offset by lower shares outstanding. Cash provided by Noncontrolling interest transactions and other was $26 million for the six months ended June 30, 2025 versus cash used of $217 million for the respective 2024 period. Higher cash inflows from financing related derivatives more than offset outflows for withholding taxes related to share-based compensation arrangements.
The company continues to believe it has sufficient operating flexibility, cash, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. The company maintains a $5 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreements as of June 30, 2025. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted Operating Profit and Operating Margin
Reported operating profit	$2,354	$2,184	$4,538	$4,279
Add: Cost reduction program and other charges	—	—	55	—
Add: Purchase accounting impacts - Linde AG (c)	202	238	401	484
Total adjustments	202	238	456	484
Adjusted operating profit	$2,556	$2,422	$4,994	$4,763

Reported percentage change	8%		6%
Adjusted percentage change	6%		5%

Reported sales	$8,495	$8,267	$16,607	$16,367

Reported operating margin	27.7%	26.4%	27.3%	26.1%
Adjusted operating margin	30.1%	29.3%	30.1%	29.1%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$942	$958	$1,852	$1,907
Less: Purchase accounting impacts - Linde AG (c)	(198)	(237)	(389)	(477)
Adjusted depreciation and amortization	$744	$721	$1,463	$1,430

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$15	$2	$33	$60
Add: Purchase accounting impacts - Linde AG (c)	(4)	(1)	(12)	(7)
Adjusted Other Income (Expense) - net	$19	$3	$45	$67

Adjusted Interest Expense - Net
Reported interest expense - net	$67	$70	$127	$135
Add: Purchase accounting impacts - Linde AG (c)	—	1	—	3
Adjusted interest expense - net	$67	$71	$127	$138

Adjusted Income Taxes (a)
Reported income taxes	$573	$508	$1,084	$971
Add: Purchase accounting impacts - Linde AG (c)	46	56	90	116

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Add: Cost reduction program and other charges	—	—	18	5
Total adjustments	46	56	108	121
Adjusted income taxes	$619	$564	$1,192	$1,092

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$2,346	$2,163	$4,526	$4,243
Add: Purchase accounting impacts - Linde AG (c)	202	237	401	481
Add: Cost reduction program and other charges	—	—	55	—
Total adjustments	202	237	456	481
Adjusted income before income taxes and equity investments	$2,548	$2,400	$4,982	$4,724

Reported Income taxes	$573	$508	$1,084	$971
Reported effective tax rate	24.4%	23.5%	24.0%	22.9%

Adjusted income taxes	$619	$564	$1,192	$1,092
Adjusted effective tax rate	24.3%	23.5%	23.9%	23.1%

Income from Equity Investments
Reported income from equity investments	$33	$45	$71	$93
Add: Purchase accounting impacts - Linde AG (c)	18	18	36	36
Adjusted income from equity investments	$51	$63	$107	$129

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(40)	$(37)	$(74)	$(75)
Add: Purchase accounting impacts - Linde AG (c)	(3)	(3)	(6)	(6)
Adjusted noncontrolling interests	$(43)	$(40)	$(80)	$(81)

Adjusted Net Income - Linde plc (b)
Reported net income	$1,766	$1,663	$3,439	$3,290
Add: Cost reduction program and other charges	—	—	37	(5)
Add: Purchase accounting impacts - Linde AG (c)	171	196	341	395
Total adjustments	171	196	378	390
Adjusted net income - Linde plc	$1,937	$1,859	$3,817	$3,680

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted Diluted EPS (b)
Reported diluted EPS	$3.73	$3.44	$7.24	$6.79
Add: Cost reduction program and other charges	—	—	0.08	(0.01)
Add: Purchase accounting impacts - Linde AG (c)	0.36	0.41	0.72	0.82
Total adjustments	0.36	0.41	0.80	0.81
Adjusted diluted EPS	$4.09	$3.85	$8.04	$7.60

Reported percentage change	8%		7%
Adjusted percentage change	6%		6%

Adjusted EBITDA and % of Sales
Net Income - Linde plc	$1,766	$1,663	$3,439	$3,290
Add: Noncontrolling interests	40	37	74	75
Add: Net pension and OPEB cost (benefit), excluding service cost	(59)	(49)	(115)	(99)
Add: Interest expense	67	70	127	135
Add: Income taxes	573	508	1,084	971
Add: Depreciation and amortization	942	958	1,852	1,907
EBITDA	$3,329	$3,187	$6,461	$6,279
Add: Cost reduction program and other charges	—	—	55	—
Add: Purchase accounting impacts - Linde AG (c)	22	19	48	43
Total adjustments	22	19	103	43
Adjusted EBITDA	$3,351	$3,206	$6,564	$6,322

Reported sales	$8,495	$8,267	$16,607	$16,367
% of sales
EBITDA	39.2%	38.6%	38.9%	38.4%
Adjusted EBITDA as a % of Sales	39.4%	38.8%	39.5%	38.6%

(a) The income tax expense (benefit) on the non-GAAP pre-tax adjustments was determined using the applicable tax rates for the jurisdictions that were utilized in calculating the GAAP income tax expense (benefit) and included both current and deferred income tax amounts.
(b) Net of income taxes which are shown separately in “Adjusted Income Taxes and Effective Tax Rate”.
(c) The company believes that its non-GAAP measures excluding merger Purchase accounting impacts - Linde AG are useful to investors because: (i) the 2018 business combination was a merger of equals in an all-stock merger transaction, with no cash consideration, (ii) the company is managed on a geographic basis and the results of certain geographies are more heavily impacted by merger purchase accounting than others, causing results that are not comparable at the reportable segment level, therefore, the impacts of merger purchase accounting adjustments to each segment vary and are not comparable within the company and when compared to other companies in similar regions, (iii) business management is evaluated and variable compensation is determined based on results excluding merger purchase accounting impacts, and; (iv) it is important to investors and analysts to understand the purchase accounting impacts to the financial statements.
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
Linde plc established a European debt issuance program on May 11, 2020, as subsequently updated with a base prospectus filed with the Luxembourg Stock Exchange on May 8, 2025, for a €20.0 billion debt issuance program (or the equivalent in other currencies), under which Linde plc may offer debt securities. Linde Inc. and Linde GmbH have provided to Linde plc upstream guarantees in relation to debt securities of Linde plc offered under the European debt issuance program, as confirmed to the current program amount. Under the European debt issuance program, Linde plc may issue unsecured notes with such terms, including currency, interest rate and maturity, as agreed by Linde plc and the purchasers of such notes at the time of sale and as set out in the final terms for the relevant issue of notes. The current European debt issuance program will be valid for a period of one year from May 8, 2025 after which it will require updating prior to any further issuance of notes.
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

(Millions of dollars)
Statement of Income Data	Six Months Ended June 30, 2025	Twelve Months Ended December 31, 2024
Sales	$4,249	$7,995
Operating profit	785	1,526
Net income	(102)	3,553
Transactions with non-guarantor subsidiaries	1,715	7,177

Balance Sheet Data (at period end)
Current assets (a)	$5,427	$7,827
Long-term assets (b)	16,057	14,481
Current liabilities (c)	10,486	10,309
Long-term liabilities (d)	71,104	64,848

(a) From current assets above, amount due from non-guarantor subsidiaries	$1,912	$4,425
(b) From long-term assets above, amount due from non-guarantor subsidiaries	927	1,031
(c) From current liabilities above, amount due to non-guarantor subsidiaries	2,202	1,841
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	46,749	45,378
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended June 30, 2025 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2025	693	$442.80	693	$10,500
May 2025	959	$455.31	959	$10,064
June 2025	793	$466.44	793	$9,694
Second Quarter 2025	2,445	$455.38	2,445	$9,694
(1)On October 23, 2023, the company's board of directors approved the repurchase of $15.0 billion of its ordinary shares ("2023 program"), which could take place from time to time on the open market (and could include the use of 10b5-1 trading plans), subject to market and business conditions. The 2023 program began on October 23, 2023 and will terminate on the earlier of the date as the maximum authority under the 2023 program is reached or the board terminates the 2023 program.
(2)As of June 30, 2025, the company repurchased $5.3 billion of its ordinary shares pursuant to the 2023 share repurchase program. As of June 30, 2025, $9.7 billion of share repurchases remain authorized under the 2023 program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits

4.1
Fiscal Agency Agreement, dated May 8, 2025, among Linde plc, as Issuer, and Citibank, N.A., London Branch, as Fiscal Agent and Paying Agent (Filed as Exhibit 4.2 to Linde plc’s Current Report on Form 8-K, filed June 5, 2025, Filing No. 001-38730, and is incorporated herein by reference.)

4.2
Swiss Agency Agreement, dated June 3, 2025, among Linde plc, as Issuer, and UBS AG, as Paying Agent (Filed as Exhibit 4.3 to Linde plc’s Current Report on Form 8-K, filed June 5, 2025, Filing No. 001-38730, and is incorporated herein by reference.)

4.3
Confirmation of Upstream Guarantee to Linde plc provided by Linde GmbH, dated June 4, 2025 (Filed as Exhibit 4.6 to Linde plc’s Current Report on Form 8-K, filed June 5, 2025, Filing No. 001-38730, and is incorporated herein by reference.)

4.4
Confirmation of Upstream Guarantee to Linde plc provided by Linde Inc., dated June 4, 2025 (Filed as Exhibit 4.7 to Linde plc’s Current Report on Form 8-K, filed June 5, 2025, Filing No. 001-38730, and is incorporated herein by reference.)

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

Linde plc

(Registrant)

Date: August 1, 2025	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer