Form 10-Q
period 2025-09-30
LINDE PLC
filed 2025-10-31
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At September 30, 2025, 466,948,930 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$8,615	$8,356	$25,222	$24,723
Cost of sales, exclusive of depreciation and amortization	4,379	4,356	12,842	12,823
Selling, general and administrative	897	823	2,553	2,523
Depreciation and amortization	961	960	2,813	2,867
Research and development	36	37	112	111
Cost reduction program and other charges	(11)	145	44	145
Other income (expense) - net	14	51	47	111
Operating Profit	2,367	2,086	6,905	6,365
Interest expense - net	64	68	191	203
Net pension and OPEB cost (benefit), excluding service cost	(57)	(45)	(172)	(144)
Income Before Income Taxes and Equity Investments	2,360	2,063	6,886	6,306
Income taxes	424	498	1,508	1,469
Income Before Equity Investments	1,936	1,565	5,378	4,837
Income from equity investments	36	38	107	131
Net Income (Including Noncontrolling Interests)	1,972	1,603	5,485	4,968
Less: noncontrolling interests	(43)	(53)	(117)	(128)
Net Income – Linde plc	$1,929	$1,550	$5,368	$4,840

Per Share Data – Linde plc Shareholders
Basic earnings per share	$4.11	$3.24	$11.40	$10.09
Diluted earnings per share	$4.09	$3.22	$11.34	$10.02

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	468,802	477,662	470,708	479,825
Diluted shares outstanding	471,509	480,898	473,500	483,186
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,972	$1,603	$5,485	$4,968

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(131)	775	515	(249)
Reclassifications to net income	(37)	—	(59)	—
Income taxes	1	(2)	10	4
Translation adjustments	(167)	773	466	(245)
Funded status - retirement obligations (Note 7):
Retirement program remeasurements	(7)	(17)	29	(10)
Reclassifications to net income	(6)	4	(22)	(2)
Income taxes	4	—	(6)	7
Funded status - retirement obligations	(9)	(13)	1	(5)
Derivative instruments (Note 4):
Current unrealized gain (loss)	55	(1)	69	(12)
Reclassifications to net income	(42)	6	(18)	13
Income taxes	(2)	(1)	(11)	(1)
Derivative instruments	11	4	40	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(165)	764	507	(250)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,807	2,367	5,992	4,718
Less: noncontrolling interests	(37)	(82)	(139)	(132)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,770	$2,285	$5,853	$4,586
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Millions of dollars)
(UNAUDITED)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$4,509	$4,850
Accounts receivable - net	5,331	4,622
Contract assets	228	263
Inventories	2,128	1,946
Prepaid and other current assets	1,135	1,264
Total Current Assets	13,331	12,945
Property, plant and equipment - net	27,535	24,775
Goodwill	27,828	25,937
Other intangible assets - net	11,931	11,330
Other long-term assets	5,368	5,160
Total Assets	$85,993	$80,147
Liabilities and equity
Accounts payable	$2,646	$2,507
Short-term debt	4,962	4,223
Current portion of long-term debt	2,371	2,057
Contract liabilities	1,279	1,194
Other current liabilities	4,934	4,563
Total Current Liabilities	16,192	14,544
Long-term debt	18,592	15,343
Other long-term liabilities	11,123	10,772
Total Liabilities	45,907	40,659
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity (Note 10):
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2025 and 2024 issued: 490,766,972 ordinary shares	1	1
Additional paid-in capital	39,405	39,603
Retained earnings	15,796	12,634
Accumulated other comprehensive income (loss)	(6,409)	(6,894)
Less: Treasury shares, at cost (2025 – 23,818,042 shares and 2024 – 17,530,240 shares)	(10,177)	(7,252)
Total Linde plc Shareholders’ Equity	38,616	38,092
Noncontrolling interests	1,457	1,383
Total Equity	40,073	39,475
Total Liabilities and Equity	$85,993	$80,147
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$5,368	$4,840
Add: Noncontrolling interests	117	128
Net Income (including noncontrolling interests)	5,485	4,968
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges	(71)	52
Depreciation and amortization	2,813	2,867
Deferred income taxes	(458)	(308)
Share-based compensation	133	120
Working capital:
Accounts receivable	(379)	(198)
Inventory	(37)	32
Prepaid and other current assets	(4)	(62)
Payables and accruals	(65)	(378)
Contract assets and liabilities, net	24	(310)
Pension contributions	(20)	(29)
Long-term assets, liabilities and other	(101)	(140)
Net cash provided by (used for) operating activities	7,320	6,614
Investing
Capital expenditures	(3,803)	(3,247)
Acquisitions, net of cash acquired	(393)	(175)
Divestitures, net of cash divested and asset sales	31	154
Other investing, net	(95)	—
Net cash provided by (used for) investing activities	(4,260)	(3,268)
Financing
Short-term debt borrowings (repayments) - net	507	(1,235)
Long-term debt borrowings	3,064	4,836
Long-term debt repayments	(1,654)	(973)
Issuances of ordinary shares	20	28
Purchases of ordinary shares	(3,211)	(3,148)
Cash dividends - Linde plc shareholders	(2,113)	(1,996)
Noncontrolling interest transactions and other	(149)	(261)
Net cash provided by (used for) financing activities	(3,536)	(2,749)
Effect of exchange rate changes on cash and cash equivalents	135	(74)
Change in cash and cash equivalents	(341)	523
Cash and cash equivalents, beginning-of-period	4,850	4,664
Cash and cash equivalents, end-of-period	$4,509	$5,187
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
Accounting Standards to be Implemented
Improvements to Income Tax Disclosures - In December 2023, the FASB issued guidance requiring enhanced disclosure related to income taxes. The standard requires additional or modified disclosures related to the income tax rate reconciliation, disaggregation of income taxes paid, and several other disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard will only impact disclosures within the company's consolidated financial statements and the company is evaluating the impact this guidance will have on those disclosures. Linde will adopt this guidance retrospectively for fiscal year 2025.
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
Targeted Improvements to the Accounting for Internal-Use Software - In September 2025, the FASB issued guidance that amends the existing standard for internal-use software by removing the software development project stage model and introducing a recognition and capitalization framework to reflect current software development practices. The new standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the financial statements.
2. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $5,240 million and $4,573 million at September 30, 2025 and December 31, 2024, respectively, and gross receivables aged greater than one year were $383 million and $322 million at September 30, 2025 and December 31, 2024, respectively. Gross other receivables were $161 million and $148 million at September 30, 2025 and December 31, 2024, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $5,331 million at September 30, 2025 and $4,622 million at December 31, 2024. Allowances for expected credit losses were $453 million at September 30, 2025 and $421 million at December 31, 2024. Provisions for expected credit losses were $158 million and $130 million for the nine months ended September 30, 2025 and 2024, respectively. The allowance activity in the nine months ended September 30, 2025 and 2024 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.
Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	September 30, 2025	December 31, 2024
Inventories
Raw materials and supplies	$533	$529
Work in process	410	371
Finished goods	1,185	1,046
Total inventories	$2,128	$1,946

3. Debt
The following is a summary of Linde's outstanding debt at September 30, 2025 and December 31, 2024:

(Millions of dollars)	September 30, 2025	December 31, 2024
SHORT-TERM
Commercial paper	$4,730	$3,964
Other bank borrowings (primarily non U.S.)	232	259
Total short-term debt	4,962	4,223
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
4.700% Notes due 2025 (d)	—	599
2.65% Notes due 2025 (d)	—	400
3.625% Euro denominated notes due 2025 (f)	—	517
1.625% Euro denominated notes due 2025	587	517
0.00% Euro denominated notes due 2026	822	726
3.20% Notes due 2026	725	725
3.434% Notes due 2026	199	199
1.652% Euro denominated notes due 2027	95	84
0.25% Euro denominated notes due 2027	880	776
1.00% Euro denominated notes due 2027	589	519
1.00% Euro denominated notes due 2028 (b)	850	742
3.00% Euro denominated notes due 2028	819	722
3.375% Euro denominated notes due 2029	877	773
2.625% Euro denominated notes due 2029 (c)	993	—
0.6150% Swiss franc denominated notes due 2029 (e)	281	—
1.10% Notes due 2030	697	697
1.90% Euro denominated notes due 2030	120	106
3.375% Euro denominated notes due 2030	876	772
1.375% Euro denominated notes due 2031	883	779
3.20% Euro denominated notes due 2031	996	878
0.550% Euro denominated notes due 2032	876	772
0.375% Euro denominated notes due 2033	582	512
3.00% Euro denominated notes due 2033 (c)	876	—
1.0629% Swiss franc denominated notes due 2033 (e)	343	—
3.625% Euro denominated notes due 2034	760	670
3.50% Euro denominated notes due 2034	873	769
1.625% Euro denominated notes due 2035	933	822
3.40% Euro denominated notes due 2036	815	718
3.250% Euro denominated notes due 2037 (c)	756	—
3.55% Notes due 2042	666	666
3.75% Euro denominated notes due 2044	809	712
2.00% Notes due 2050	297	297
1.00% Euro denominated notes due 2051	804	707
Non U.S. borrowings	274	214
Other	10	10
	20,963	17,400
Less: current portion of long-term debt	(2,371)	(2,057)
Total long-term debt	18,592	15,343
Total debt	$25,925	$21,623
(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)September 30, 2025 and December 31, 2024 included a cumulative $28 million and $32 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps. Refer to Note 4.
(c)In February 2025, Linde issued €850 million of 2.625% notes due in 2029, €750 million of 3.00% notes due in 2033, and €650 million of 3.25% notes due in 2037.
(d)In February 2025, Linde redeemed $600 million of 4.700% notes that were due in 2025 and repaid $400 million of 2.65% notes that became due.
(e)In June 2025, Linde issued CHF225 million of 0.6150% notes due in 2029 and CHF275 million of 1.0629% notes due in 2033.
(f)In June 2025, Linde repaid €500 million of 3.625% notes that became due.

The company maintains a $5 billion and a $1.5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expire on December 7, 2027 and December 3, 2025, respectively. There are no financial maintenance covenants contained within the credit agreements. No borrowings were outstanding under the credit agreements as of September 30, 2025.
The weighted-average interest rates of short-term borrowings outstanding were 3.3% and 3.8% as of September 30, 2025 and December 31, 2024, respectively.
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
When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge, cash-flow hedge, or a net investment hedge. Currently, Linde designates all interest-rate and treasury-rate locks as hedges for accounting purposes when used. Currency contracts are generally not designated as hedges for accounting purposes. However, currency contracts related to certain forecasted transactions and net investments in foreign-denominated subsidiaries are designated as hedges for accounting purposes. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective through the use of a qualitative assessment, then hedge accounting will be discontinued prospectively.
Counterparties to Linde's derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of September 30, 2025, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2025 and December 31, 2024 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$10,733	$9,935	$55	$256	$87	$64
Forecasted transactions	145	168	3	2	1	6
Total	$10,878	$10,103	$58	$258	$88	$70
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$547	$780	$32	$7	$1	$11
Forward exchange transactions	4,469	1,059	4	30	41	—
Commodity contracts	N/A	N/A	12	11	8	20
Total Hedges	$5,016	$1,839	$48	$48	$50	$31
Total Derivatives	$15,894	$11,942	$106	$306	$138	$101
(a)Amounts as of September 30, 2025 and December 31, 2024, respectively, included current assets of $98 million and $302 million which are recorded in prepaid and other current assets; long-term assets of $8 million and $4 million which are recorded in other long-term assets; current liabilities of $137 million and $92 million which are recorded in other current liabilities; and long-term liabilities of $1 million and $9 million which are recorded in other long-term liabilities.
In addition, during 2024, Linde issued credit default swaps (“CDS”) to third-party financial institutions. The CDS relate to secured borrowings provided by the financial institutions to a government customer in Mexico, that were utilized to pay certain of Linde’s outstanding receivables. The notional amount of the CDS, which was $104 million and $123 million for the two programs as of September 30, 2025, will reduce on a monthly basis over their respective 24-month and 22-month terms. As of September 30, 2025, the fair value of the associated derivative asset and liability positions were not material.
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
Net Investment Hedges
Foreign Currency-Denominated Debt Designations
As of September 30, 2025, Linde has €17.9 billion ($21.0 billion) Euro-denominated notes and intercompany loans, ¥5.2 billion ($0.7 billion) CNY-denominated intercompany loans, C$1.5 billion ($1.1 billion) CAD-denominated intercompany loans and CHF500 million ($628 million) CHF-denominated notes that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred loss recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $1,502 million (deferred gain of $122 million and deferred loss of $2,701 million in the consolidated statement of comprehensive income for the quarter and nine months ended September 30, 2025, respectively), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged.
Foreign Currency Forward Exchange Contract Designations
The Company enters into forward exchange contracts to partially hedge its net investment in certain foreign-denominated subsidiaries. The Company assesses the forward exchange contracts used as net investment hedges under the spot method. This results in the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness and recorded as incurred as a reduction in interest expense - net in the consolidated statement of income. Since hedge inception, the deferred loss recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $37 million (deferred gain of $27 million and deferred loss of $37 million in the consolidated statement of comprehensive income for the quarter and nine months ended September 30, 2025, respectively), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged. The amount of net interest income recorded in the quarter and nine months ended September 30, 2025 for all forward exchange contracts was $18 million and $40 million, respectively.
Effects of Previous Hedge Designations
As of September 30, 2025, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is a loss of $111 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statement of income.
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
Derivatives' Impact on Consolidated Statement of Income
The following table summarizes the impact of the company’s derivatives on the consolidated statement of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$17	$(73)	$(108)	$(90)
Other balance sheet items	6	4	10	(1)
Total	$23	$(69)	$(98)	$(91)
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

The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the nine months ended September 30, 2025 and 2024. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.
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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Assets
Derivative assets	$—	$—	$106	$306	$—	$—
Investments and securities*	20	16	—	—	13	12
Total	$20	$16	$106	$306	13	$12

Liabilities
Derivative liabilities	$—	$—	$138	$101	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At September 30, 2025, the estimated fair value of Linde’s long-term debt portfolio was $19,707 million versus a carrying value of $20,963 million. At December 31, 2024, the estimated fair value of Linde’s long-term debt portfolio was $16,234 million versus a carrying value of $17,400 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

6. Earnings Per Share - Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator (Millions of dollars)
Net Income – Linde plc	$1,929	$1,550	$5,368	$4,840
Denominator (Thousands of shares)
Weighted average shares outstanding	468,021	476,813	469,884	479,077
Shares earned and issuable under compensation plans	781	849	824	748
Weighted average shares used in basic earnings per share	468,802	477,662	470,708	479,825
Effect of dilutive securities
Stock options and awards	2,707	3,236	2,792	3,361
Weighted average shares used in diluted earnings per share	471,509	480,898	473,500	483,186
Basic Earnings Per Share	$4.11	$3.24	$11.40	$10.09
Diluted Earnings Per Share	$4.09	$3.22	$11.34	$10.02
The weighted-average of antidilutive securities excluded from the calculation of diluted earnings per share was 485 thousand and 575 thousand for the quarter and nine months ended September 30, 2025, respectively, and 327 thousand and 267 thousand for the respective 2024 periods.
7. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and nine months ended September 30, 2025 and 2024 are shown below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Amount recognized in Operating Profit
Service cost	$21	$21	$62	$63
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	91	91	266	273
Expected return on plan assets	(142)	(140)	(416)	(415)
Net amortization and deferral (gain) loss	(8)	(2)	(24)	(8)
Settlement charge (a)	2	6	2	6
	(57)	(45)	(172)	(144)
Net periodic benefit cost (benefit)	$(36)	$(24)	$(110)	$(81)
(a) In the third quarters of 2025 and 2024, Linde recorded pension settlement charges of $2 million and $6 million ($2 million and $5 million, after tax), respectively, related to lump sum benefit payments made from a U.S. non-qualified plan.
Components of net periodic benefit expense for other post-retirement plans for the quarter and nine months ended September 30, 2025 and 2024 were not material.

Linde estimates that 2025 required contributions to its pension plans will be in the range of approximately $25 million to $35 million, of which $20 million have been made through September 30, 2025.

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
•On May 27, 2022, performance of all Linde Engineering agreements in Russia were lawfully suspended in compliance with applicable sanctions. In December 2022, at RusChemAlliance’s (RCA) request a Russian St. Petersburg court (“St. Petersburg Court”) issued an injunction preventing sale of Linde Russia subsidiaries and assets. During 2023 and 2024, in accordance with the dispute resolution provisions of the related engineering agreements Linde secured judgements reenforcing jurisdiction of the agreements with RCA outside of Russia and ordering the St. Petersburg proceedings stayed and injunctions lifted. However, RCA has continued to pursue its claims in Russia and during the fourth quarter of 2024 two Linde Russian joint ventures were sold locally pursuant to a St. Petersburg court order and the proceeds provided to RCA. Linde does not expect a material adverse impact on earnings given the $1.9 billion liabilities recorded as of September 30, 2025 and the immaterial investment value of its remaining deconsolidated Russia subsidiaries. Please see further detail on the Russia legal cases below.
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
Linde intends to claim all damages related to or rising from RCA's enforcement of the GPP and LNG Decisions in the HKIAC arbitration proceedings. Linde subsidiaries affected by the GPP Decision have also filed claims for damages against RCA and/or its controlling shareholder in the Southern District of New York, the Netherlands and Germany.
As of September 30, 2025, Linde has a contingent liability of $1.2 billion, which represents advance payments previously recorded in contract liabilities related to terminated engineering projects with RCA. As a result of the contract terminations, Linde no longer has future performance obligations for these projects.
It is difficult to estimate the timing of resolution of these matters. The company intends to vigorously defend its interests in the Russian Claims, Hong Kong arbitration proceedings and other jurisdictions.
Amur GPP
In July 2015, Gazprom Pererabotka Blagoveshchensk LLC ("Gazprom"), a 100% subsidiary of PJSC Gazprom, entered into an engineering, procurement and construction contract with OJSC NIPIgazpererabotka ("Nipigas") for the construction of a gas processing plant and other components located in the Amur Region, Russia (“Amur GPP”). Subsequently, in December 2015, Nipigas and Linde Engineering, executed a subcontract for engineering, procurement, and site services ("EPSS Contract") for licensed production units for the Amur GPP project. Additionally, Linde also entered into (i) a license agreement with Gazprom in 2017 for the operation of the plants, and (ii) a direct owner agreement with Gazprom and Nipigas ("DOA") which included limitation of liability provisions. Performance of the Amur GPP agreements were lawfully suspended in compliance with applicable sanctions on May 27, 2022.
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
On October 29, 2024, Gazprom submitted a claim to the Arbitration State Court in the Amur Region, Russia (“Amur Court”) against Linde Engineering and project-unrelated Linde entities claiming damages and lost profits arising from the fire incidents.

During 2025, Linde Engineering formally initiated arbitration proceedings against Gazprom before the Arbitration Institute of the Stockholm Chamber of Commerce (SCC) in Stockholm, Sweden, as provided for in the DOA.

As of September 30, 2025, Linde has a contingent liability of $0.7 billion for this and other Amur GPP contract matters. It is difficult to estimate the timing of resolution of this matter. The company intends to vigorously defend its interests in this case.
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
The table below presents sales and operating profit information about reportable segments and Other for the quarter and nine months ended September 30, 2025 and 2024.

Quarter Ended September 30,
(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
2025
Sales (a)	$3,846	$2,178	$1,741	$519	$331	$8,615
Variable Costs (b)	1,454	734	867	175	117	3,347
Fixed Costs and other (c)	813	487	213	235	203	1,951
Depreciation and amortization (d)	380	176	171	8	24	759
Operating Profit (e)	$1,199	$781	$490	$101	$(13)	$2,558
2024
Sales (a)	$3,618	$2,111	$1,716	$611	$300	$8,356
Variable Costs (b)	1,363	783	860	256	89	3,351
Fixed Costs and other (c)	741	462	194	239	172	1,808
Depreciation and amortization (d)	361	163	165	8	23	720
Operating Profit (e)	$1,153	$703	$497	$108	$16	$2,477

Nine Months Ended September 30,
(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
2025
Sales (a)	$11,324	$6,371	$4,935	$1,635	$957	$25,222
Variable Costs (b)	4,273	2,188	2,418	596	343	9,818
Fixed Costs and other (c)	2,385	1,396	585	710	554	5,630
Depreciation and amortization (d)	1,121	504	501	24	72	2,222
Operating Profit (e)	$3,545	$2,283	$1,431	$305	$(12)	$7,552
2024
Sales (a)	$10,833	$6,293	$4,964	$1,694	$939	$24,723
Variable Costs (b)	4,024	2,358	2,476	644	310	9,812
Fixed Costs and other (c)	2,318	1,362	583	722	536	5,521
Depreciation and amortization (d)	1,091	479	487	24	69	2,150
Operating Profit (e)	$3,400	$2,094	$1,418	$304	$24	$7,240
(a)Sales reflect external sales only. Intersegment sales from Engineering to the industrial gases segments were $728 million and $504 million for the third quarter 2025 and 2024, respectively, and $1,948 million and $1,380 million for the nine months ended 2025 and 2024, respectively. Intersegment sales from Helium were $104 million and $119 million for the third quarter 2025 and 2024, respectively, and $323 million and $353 million for the nine months ended September 30, 2025 and 2024, respectively.
(b)Variable costs represents the variable portion of cost of sales, exclusive of depreciation and amortization.
(c)Fixed costs and other represent the fixed portion of cost of sales (exclusive of depreciation and amortization), selling, general and administrative, research and development and other income (expenses) - net.
(d)Refer to the reconciliation of depreciation and amortization to consolidated results below.
(e)Refer to the reconciliation of operating profit to consolidated results below.
Reconciliations to Consolidated Results
Depreciation and Amortization
The table below reconciles total depreciation and amortization disclosed in the table above to consolidated depreciation and amortization as reflected on our consolidated statement of income:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Total segment depreciation and amortization	$759	$720	$2,222	$2,150
Purchase accounting impacts - Linde AG (a)	202	240	591	717
Total depreciation and amortization	$961	$960	$2,813	$2,867

Income Before Income Taxes and Equity Investments
The table below reconciles total operating profit disclosed in the table above to consolidated income before income taxes and equity investments as reflected on our consolidated statement of income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment operating profit	$2,558	$2,477	$7,552	$7,240
Cost reduction program and other charges	(11)	145	44	145
Purchase accounting impacts - Linde AG (a)	202	246	603	730
Total operating profit	2,367	2,086	6,905	6,365
Interest expense - net	64	68	191	203
Net pension and OPEB cost (benefit), excluding service cost	(57)	(45)	(172)	(144)
Total consolidated income before income taxes and equity investments	$2,360	$2,063	$6,886	$6,306
(a)To adjust for purchase accounting impacts related to the merger.

10. Equity
A summary of the changes in total equity for the quarter and nine months ended September 30, 2025 and 2024 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2025			2024
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$38,515	$1,458	$39,973	$38,179	$1,359	$39,538
Net income (a)	1,929	43	1,972	1,550	53	1,603
Other comprehensive income (loss)	(159)	(6)	(165)	735	29	764
Noncontrolling interests:
Additions (reductions)	—	16	16	—	(1)	(1)
Dividends and other capital changes	—	(54)	(54)	—	(23)	(23)
Dividends to Linde plc ordinary share holders ($1.50 per share in 2025 and $1.39 per share in 2024)	(701)	—	(701)	(662)	—	(662)
Issuances of ordinary shares:
For employee savings and incentive plans	(22)	—	(22)	(1)	—	(1)
Purchases of ordinary shares	(992)	—	(992)	(670)	—	(670)
Share-based compensation	45	—	45	42	—	42
Balance, end of period	$38,616	$1,457	$40,073	$39,173	$1,417	$40,590

	Nine Months Ended September 30,
(Millions of dollars)	2025			2024
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$38,092	$1,383	$39,475	$39,720	$1,362	$41,082
Net income (a)	5,368	117	5,485	4,840	128	4,968
Other comprehensive income (loss)	485	22	507	(254)	4	(250)
Noncontrolling interests:
Additions (reductions)	(4)	34	30	—	10	10
Dividends and other capital changes	—	(99)	(99)	—	(87)	(87)
Dividends to Linde plc ordinary share holders ($4.50 per share in 2025 and $4.17 per share in 2024)	(2,113)	—	(2,113)	(1,996)	—	(1,996)
Issuances of ordinary shares:
For employee savings and incentive plans	(140)	—	(140)	(142)	—	(142)
Purchases of ordinary shares	(3,205)	—	(3,205)	(3,115)	—	(3,115)
Share-based compensation	133	—	133	120	—	120
Balance, end of period	$38,616	$1,457	$40,073	$39,173	$1,417	$40,590

(a)Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarter and nine months ended September 30, 2025 and 2024 and which is not part of total equity.
The components of Accumulated other comprehensive income (loss) are as follows:

(Millions of dollars)	September 30, 2025	December 31, 2024
Cumulative translation adjustment - net of taxes:
Americas	$(3,920)	$(4,422)
EMEA	(960)	(1,235)
APAC	(1,246)	(1,736)
Engineering	269	(432)
Other	(666)	858
	(6,523)	(6,967)
Derivatives - net of taxes	34	(6)
Pension / OPEB (net of tax obligations of $101 million and $95 million at September 30, 2025 and December 31, 2024, respectively)	80	79
	$(6,409)	$(6,894)
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $285 million at September 30, 2025 (current contract assets of $228 million and $57 million within other long-term assets in the condensed consolidated balance sheet). Total contract assets were $263 million at December 31, 2024, all classified as current contract assets in the condensed consolidated balance sheet. Total contract liabilities are $2,533 million at September 30, 2025 (current contract liabilities of $1,279 million and $1,254 million within other long-term liabilities in the condensed consolidated balance sheet). Total contract liabilities were $2,292 million at December 31, 2024 (current contract liabilities of $1,194 million and $1,098 million within other long-term liabilities in the condensed consolidated balance sheet). Revenue recognized for the nine months ended September 30, 2025 that was included in the contract liability at December 31, 2024 was $641 million. Contract assets and liabilities primarily relate to the Engineering business and customer prepayments for certain on-site supply agreements.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarter and nine months ended September 30, 2025.

(Millions of dollars)	Quarter Ended September 30,
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
2025
Merchant	$1,242	$736	$591	$—	$50	$2,619	30%
On-Site	893	424	717	—	—	2,034	24%
Packaged Gas	1,641	1,011	375	—	6	3,033	35%
Other	70	7	58	519	275	929	11%
Total	$3,846	$2,178	$1,741	$519	$331	$8,615	100%
2024
Merchant	$1,160	$704	$589	$—	$48	$2,501	30%
On-Site	799	441	680	—	—	1,920	23%
Packaged Gas	1,602	954	371	—	8	2,935	35%
Other	57	12	76	611	244	1,000	12%
Total	$3,618	$2,111	$1,716	$611	$300	$8,356	100%

(Millions of dollars)	Nine Months Ended September 30,
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
2025
Merchant	$3,652	$2,133	$1,658	$—	$148	$7,591	30%
On-Site	2,659	1,276	2,082	—	—	6,017	24%
Packaged Gas	4,830	2,939	1,041	—	20	8,830	35%
Other	183	23	154	1,635	789	2,784	11%
Total	$11,324	$6,371	$4,935	$1,635	$957	$25,222	100%
2024
Merchant	$3,455	$2,081	$1,686	$—	$155	$7,377	30%
On-Site	2,388	1,294	2,016	—	—	5,698	23%
Packaged Gas	4,825	2,874	1,041	—	22	8,762	35%
Other	165	44	221	1,694	762	2,886	12%
Total	$10,833	$6,293	$4,964	$1,694	$939	$24,723	100%
Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. The company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $62 billion. This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next six years and the remaining thereafter.

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

Consolidated Results
The following table provides summary information for the quarters and nine months ended September 30, 2025 and 2024. The reported amounts are GAAP amounts from the Consolidated Statement of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars, except per share data)	2025	2024	Variance	2025	2024	Variance
Sales	$8,615	$8,356	3%	$25,222	$24,723	2%
Cost of sales, exclusive of depreciation and amortization	$4,379	$4,356	1%	$12,842	$12,823	—%
As a percent of sales	50.8%	52.1%		50.9%	51.9%
Selling, general and administrative	$897	$823	9%	$2,553	$2,523	1%
As a percent of sales	10.4%	9.8%		10.1%	10.2%
Depreciation and amortization	$961	$960	—%	$2,813	$2,867	(2)%
Cost reduction program and other charges	$(11)	$145	(108)%	$44	$145	(70)%
Other income (expense) - net	$14	$51	(73)%	$47	$111	(58)%
Operating profit	$2,367	$2,086	13%	$6,905	$6,365	8%
Operating margin	27.5%	25.0%		27.4%	25.7%
Interest expense - net	$64	$68	(6)%	$191	$203	(6)%
Net pension and OPEB cost (benefit), excluding service cost	$(57)	$(45)	27%	$(172)	$(144)	19%
Effective tax rate	18.0%	24.1%		21.9%	23.3%
Income from equity investments	$36	$38	(5)%	$107	$131	(18)%
Noncontrolling interests	$(43)	$(53)	(19)%	$(117)	$(128)	(9)%
Net Income – Linde plc	$1,929	$1,550	24%	$5,368	$4,840	11%
Diluted earnings per share	$4.09	$3.22	27%	$11.34	$10.02	13%
Diluted shares outstanding	471,509	480,898	(2)%	473,500	483,186	(2)%
Number of employees	65,489	65,596	—%	65,489	65,596	—%
Adjusted Amounts (a)
Depreciation and amortization	$759	$720	5%	$2,222	$2,150	3%
Operating profit	$2,558	$2,477	3%	$7,552	$7,240	4%
Operating margin	29.7%	29.6%		29.9%	29.3%
Effective tax rate	22.7%	23.6%		23.5%	23.3%
Net Income – Linde plc	$1,987	$1,896	5%	$5,804	$5,576	4%
Diluted earnings per share	$4.21	$3.94	7%	$12.26	$11.54	6%
Other Financial Data (a)
EBITDA	$3,364	$3,084	9%	$9,825	$9,363	5%
As percent of sales	39.0%	36.9%		39.0%	37.9%
Adjusted EBITDA	$3,377	$3,253	4%	$9,941	$9,575	4%
As percent of sales	39.2%	38.9%		39.4%	38.7%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Reported
In the third quarter of 2025, Linde's sales were $8,615 million, 3%, above the prior year. Sales grew 2% from higher price attainment. Acquisitions increased sales by 1% in the third quarter. Currency translation increased sales by 1% in the quarter driven primarily by the strengthening of the Euro and British pound against the U.S dollar. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, was flat in the quarter. Engineering sales decreased by 1% in the quarter. Volumes were flat in the quarter versus the 2024 respective period, as base volume declines were largely offset by new project start-ups.

Reported operating profit for the third quarter of 2025 was $2,367 million, or 27.5% of sales, 13% above the prior year. The reported year-over-year increase was primarily driven by higher pricing and productivity initiatives and lower cost reduction program and other charges, which more than offset adverse impacts from cost inflation. The reported effective tax rate ("ETR") was 18.0% in the third quarter 2025 versus 24.1% in the third quarter 2024. Diluted earnings per share ("EPS") was $4.09, or 27% above EPS of $3.22 in the third quarter of 2024, primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Adjusted
In the third quarter of 2025, adjusted operating profit of $2,558 million, or 29.7% of sales, was 3% higher as compared to 2024, driven by higher pricing and productivity initiatives partially offset by cost inflation. The adjusted ETR was 22.7% in the third quarter 2025 versus 23.6% in the respective 2024 quarter. On an adjusted basis, EPS was $4.21, 7% above the 2024 adjusted EPS of $3.94, driven by higher adjusted net income - Linde plc and lower diluted shares outstanding.
Outlook
Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

	Quarter Ended September 30, 2025 vs. 2024	Nine months ended September 30, 2025 vs. 2024
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	—%	(1)%
Price/Mix	2%	2%
Cost pass-through	—%	—%
Currency	1%	—%
Acquisitions/divestitures	1%	1%
Engineering	(1)%	—%
	3%	2%
Sales
Sales increased by 3% for the third quarter of 2025 and 2% for the nine months ended September 30, 2025, versus the respective 2024 periods. Higher price attainment increased sales by 2% in the quarter and nine months ended September 30, 2025. Acquisitions increased sales by 1% in the quarter and nine months ended September 30, 2025. Currency translation increased sales by 1% in the quarter, primarily driven by the strengthening of the Euro and British pound against the U.S. dollar. In the nine months ended September 30, 2025, currency translation impact on sales was flat. Cost pass-through was flat in both the quarter and nine months ended September 30, 2025. Volumes were flat in the quarter and decreased sales by 1% for the nine months ended September 30, 2025, as base volume declines were partially offset by new project start-ups. Engineering sales decreased by 1% in the quarter and was flat for the nine months ended September 30, 2025.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization, increased $23 million, or 1%, for the third quarter of 2025 primarily due to cost inflation, partially offset by productivity gains, and increased $19 million for the nine months ended September 30, 2025. Cost of sales, exclusive of depreciation and amortization, was 50.8% and 50.9% of sales for the third quarter and nine months ended September 30, 2025, respectively, versus 52.1% and 51.9% for the respective 2024 periods. The decrease as a percentage of sales in the quarter and year-to-date periods was primarily due to higher pricing and productivity gains.

Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $74 million, or 9%, for the third quarter of 2025 and increased $30 million, or 1%, for the nine months ended September 30, 2025. SG&A was 10.4% of third quarter sales and 10.1% of sales for the nine months ended September 30, 2025 versus 9.8% and 10.2% of sales for the respective 2024 periods. Currency impact increased SG&A by approximately $12 million for the third quarter and was flat year to date 2025. Excluding foreign currency, SG&A increased during the third quarter of 2025 and nine months ended September 30, 2025, due to acquisitions and cost inflation, partially offset by savings from cost reduction programs and productivity initiatives.
Depreciation and amortization
Reported depreciation and amortization expense was flat for the third quarter of 2025 and decreased $54 million, or 2%, in the nine months ended September 30, 2025, primarily due to lower depreciation and amortization of assets acquired in the merger, partially offset by the net impact of new project start-ups.
On an adjusted basis, depreciation and amortization increased $39 million, or 5%, for the third quarter of 2025 and increased $72 million, or 3%, for the nine months ended September 30, 2025. Currency impact increased depreciation and amortization by $9 million for the third quarter and was flat year to date 2025. Excluding currency, for the quarter and year-to-date periods, the underlying depreciation and amortization increase was driven largely by new project start-ups.
Cost reduction program and other charges
Cost reduction program and other charges were a benefit of $11 million for the third quarter of 2025, and charges of $44 million for the nine months ended September 30, 2025, primarily related to severance charges. On an adjusted basis, these costs have been excluded in both periods. 2024 included severance charges of $148 million and $165 million for the quarter and year to date periods, other cost reduction charges of $40 million and $23 million for the quarter and year to date periods, and other benefit of $43 million for the quarter and year to date periods related to a divestiture in APAC.
Other income (expense) - net
Reported other income (expense) - net was a benefit of $14 million for the third quarter of 2025 and $47 million for the year-to-date period. 2024 other income (expense) for the year-to-date period included a benefit of $43 million in insurance recoveries primarily within the Other segment, recognized during the first quarter, and a benefit of $36 million related to a settlement with a supplier in the Americas segment, recognized during the third quarter.
Operating profit
On a reported basis, operating profit increased $281 million, or 13%, for the third quarter of 2025 and increased $540 million, or 8%, for the nine months ended September 30, 2025. The increase in both periods was primarily due to higher pricing and savings from productivity initiatives and lower cost reduction program and other charges, which more than offset the adverse impacts of cost inflation.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as cost reduction programs and other charges, operating profit increased $81 million, or 3%, in the third quarter of 2025 and increased $312 million, or 4%, for the nine months ended September 30, 2025. Operating profit growth was driven by higher pricing and productivity initiatives, which more than offset the effects of cost inflation during the quarter and year-to-date periods of 2025. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net decreased $4 million, or 6%, for the third quarter of 2025 and decreased $12 million, or 6%, for the nine months ended September 30, 2025.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost, was a benefit of $57 million and $172 million for the quarter and nine months ended September 30, 2025, respectively, versus $45 million and $144 million for the respective 2024 periods. The increase in the benefit primarily relates to lower interest cost due to lower benefit obligations and higher amortization of deferred gains year-over-year.

Effective tax rate
The reported effective tax rate ("ETR") for the quarter and nine months ended September 30, 2025 was 18.0% and 21.9%, respectively, versus 24.1% and 23.3% for the respective 2024 periods. The decrease in the 2025 quarter was primarily due to a tax rate decrease in EMEA including merger-related purchase accounting impacts. The decrease in the year-to-date rate was primarily due to a tax rate decrease in EMEA, partially offset by tax benefits in 2024 from a repatriation that did not recur in 2025. The benefit related to the tax rate decrease in EMEA for the quarter and year-to-date periods was $156 million.
On an adjusted basis, the ETR for the quarter and nine months ended September 30, 2025 was 22.7% and 23.5%, respectively, versus 23.6% and 23.3% for the respective 2024 periods. The decrease in the quarter rate was primarily due to tax rate change in Germany excluding merger-related purchase accounting impacts. The increase in the year-to-date rate was primarily due to tax benefits from a repatriation in 2024 that did not recur in 2025 partially offset by a tax rate decrease in Germany.
On July 4, 2025, H.R.1 - One Big Beautiful Bill Act was enacted into law (OBBBA). The Bill makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. These changes provide current and future cash tax benefits to the company. The company continues to evaluate the impact of other provisions of OBBBA but does not expect them to be material.
Income from equity investments
Reported income from equity investments for the third quarter and nine months ended September 30, 2025 was $36 million and $107 million, respectively, versus $38 million and $131 million for the respective 2024 periods.
On an adjusted basis, income from equity investments for the third quarter and nine months ended September 30, 2025 was $60 million and $167 million, respectively, versus $56 million and $185 million for the respective 2024 periods.
Noncontrolling interests
At September 30, 2025, noncontrolling interests consisted primarily of non-controlling shareholders' investments in APAC (primarily China). Reported noncontrolling interests income was $43 million and $117 million for the third quarter of 2025 and nine months ended September 30, 2025, respectively. Noncontrolling interest was $53 million and $128 million for the respective 2024 periods, which included the impact of a divestiture in the APAC segment.
Net Income – Linde plc
Reported net income - Linde plc increased $379 million, or 24%, for the third quarter of 2025 and increased $528 million, or 11%, for the nine months ended September 30, 2025 versus the respective 2024 period.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting and cost reduction program and other charges, net income - Linde plc increased $91 million, or 5%, for the third quarter of 2025 and increased $228 million, or 4%, for the nine months ended September 30, 2025 versus the respective 2024 period.
On both a reported and adjusted basis, the increase was largely driven by higher operating profit.
Diluted earnings per share
Reported diluted earnings per share increased $0.87, or 27%, for the third quarter of 2025 versus the respective 2024 period. Reported diluted earnings per share increased $1.32, or 13%, for the nine months ended September 30, 2025 versus the respective 2024 period.
On an adjusted basis, diluted EPS increased $0.27, or 7%, for the third quarter versus the respective 2024 period. On an adjusted basis, diluted EPS increased $0.72, or 6%, for the nine months ended September 30, 2025, versus the respective 2024 period.
The increase on both a reported and adjusted basis was primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at September 30, 2025 was 65,489, a decrease of 107 employees from September 30, 2024, primarily due to the ongoing impact of cost reduction programs, partially offset by acquisitions.

Other Financial Data
EBITDA was $3,364 million for the third quarter of 2025 as compared to $3,084 million in the respective 2024 period. EBITDA was $9,825 million for the nine months ended September 30, 2025 as compared to $9,363 million in the respective 2024 period.
Adjusted EBITDA increased to $3,377 million for the third quarter of 2025 from $3,253 million in the respective 2024 period. Adjusted EBITDA increased to $9,941 million for the nine months ended September 30, 2025 from $9,575 million in the respective 2024 period. The increase on both a reported and adjusted basis was driven by higher net income - Linde plc versus prior year.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive loss for the third quarter was $165 million and income was $507 million for the nine months ended September 30, 2025. The loss in the quarter and income in the year-to-date periods resulted primarily from currency translation adjustments of $167 million and $466 million, respectively. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies, including the Euro and British pound. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 10 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.
Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statement of Income.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
SALES
Americas	$3,846	$3,618	6%	$11,324	$10,833	5%
EMEA	2,178	2,111	3%	6,371	6,293	1%
APAC	1,741	1,716	1%	4,935	4,964	(1)%
Engineering	519	611	(15)%	1,635	1,694	(3)%
Other	331	300	10%	957	939	2%
Total sales	$8,615	$8,356	3%	$25,222	$24,723	2%

SEGMENT OPERATING PROFIT
Americas	$1,199	$1,153	4%	$3,545	$3,400	4%
EMEA	781	703	11%	2,283	2,094	9%
APAC	490	497	(1)%	1,431	1,418	1%
Engineering	101	108	(6)%	305	304	—%
Other	(13)	16	(181)%	(12)	24	(150)%
Segment operating profit	$2,558	$2,477	3%	$7,552	$7,240	4%
Reconciliation to reported operating profit:
Cost reduction program and other charges	11	(145)		(44)	(145)
Purchase accounting impacts - Linde AG (a)	(202)	(246)		(603)	(730)
Total operating profit	$2,367	$2,086		$6,905	$6,365
(a)To adjust for purchase accounting impacts related to the merger.

Americas

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
Sales	$3,846	$3,618	6%	$11,324	$10,833	5%

Operating profit	$1,199	$1,153	4%	$3,545	$3,400	4%
As a percent of sales	31.2%	31.9%		31.3%	31.4%

	Quarter Ended September 30, 2025 vs. 2024	Nine Months Ended September 30, 2025 vs. 2024
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	1%	1%
Price/Mix	3%	3%
Cost pass-through	2%	2%
Currency	—%	(2)%
Acquisitions/divestitures	—%	1%
	6%	5%
The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.
Sales
Sales for the Americas segment increased $228 million, or 6%, in the third quarter and $491 million, or 5%, for the nine months ended September 30, 2025 versus the respective 2024 periods. Higher pricing contributed 3% to sales in the third quarter and 3% year to date. Cost pass-through increased sales by 2% in both the quarter and year-to-date periods, with minimal impact on operating profit. Volumes increased sales by 1% in both the quarter and year-to-date periods, primarily driven by electronics and metals and mining end markets including project start-ups. Acquisitions were flat in the quarter and increased sales by 1% year to date. Currency translation was flat in the third quarter and decreased sales by 2% year to date, driven primarily by the weakening of the Brazilian real and Mexican peso against the U.S. dollar.
Operating profit
Operating profit in the Americas segment increased $46 million, or 4%, in the third quarter and $145 million, or 4%, for the nine months ended September 30, 2025 versus the respective 2024 period, driven primarily by higher pricing and continued productivity initiatives, which more than offset cost inflation. 2024 included a settlement gain with a supplier, recognized during the third quarter.

EMEA

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
Sales	$2,178	$2,111	3%	$6,371	$6,293	1%

Operating profit	$781	$703	11%	$2,283	$2,094	9%
As a percent of sales	35.9%	33.3%		35.8%	33.3%

	Quarter Ended September 30, 2025 vs. 2024	Nine Months Ended September 30, 2025 vs. 2024
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(3)%	(4)%
Price/Mix	2%	2%
Cost pass-through	(1)%	—%
Currency	5%	3%
Acquisitions/divestitures	—%	—%
	3%	1%
The EMEA segment includes Linde's industrial gases operations in approximately 45 European, Middle Eastern and African countries including Germany, the United Kingdom, France, the Republic of South Africa and Sweden.
Sales
EMEA segment sales increased $67 million, or 3%, in the third quarter and increased $78 million, or 1%, for the nine months ended September 30, 2025, compared to the respective 2024 periods. Currency translation increased sales by 5% in the third quarter and 3% year to date, driven primarily by the strengthening of the Euro and British pound against the U.S. dollar. Higher price attainment increased sales by 2% in both the quarter and year-to-date periods. Cost pass-through decreased sales by 1% in the quarter with minimal impact on operating profit and was flat year to date. Volumes decreased sales by 3% in the quarter and 4% in the year-to-date period, primarily driven by the metals and mining, manufacturing, and chemicals and energy end markets.
Operating Profit
Operating profit for the EMEA segment increased by $78 million, or 11%, in the third quarter and $189 million, or 9%, for the nine months ended September 30, 2025, compared to the respective 2024 periods. The increase in the third quarter and year to date was driven primarily by higher pricing, currency translation, and continued productivity initiatives, partially offset by lower volumes.
APAC

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
Sales	$1,741	$1,716	1%	$4,935	$4,964	(1)%

Operating profit	$490	$497	(1)%	$1,431	$1,418	1%
As a percent of sales	28.1%	29.0%		29.0%	28.6%

	Quarter Ended September 30, 2025 vs. 2024	Nine Months Ended September 30, 2025 vs. 2024
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/Equipment	—%	(1)%
Price/Mix	(1)%	—%
Cost pass-through	—%	—%
Currency	(1)%	(1)%
Acquisitions/divestitures	3%	1%
	1%	(1)%
The APAC segment includes Linde's industrial gases operations in approximately 15 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.

Sales
Sales for the APAC segment increased $25 million, or 1%, in the third quarter and decreased $29 million, or 1%, for the nine months ended September 30, 2025 versus the respective 2024 periods. Acquisitions increased sales by 3% in the quarter and 1% in the year-to-date period. Volumes were flat in the quarter and decreased sales by 1% in the year-to-date period. Price decreased sales by 1% in the quarter largely due to helium and was flat year to date. Currency translation decreased sales by 1% in the quarter and year-to-date periods, primarily due to the weakening of the Australian dollar against the U.S. dollar.
Operating profit
Operating profit in the APAC segment decreased $7 million, or 1%, in the third quarter, driven primarily by lower helium pricing, currency translation, partially offset by acquisitions. In the nine months ended September 30, 2025, operating profit increased $13 million, or 1%, driven primarily by productivity initiatives and acquisitions, partially offset by cost inflation, lower volumes, and currency translation.
Engineering

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
Sales	$519	$611	(15)%	$1,635	$1,694	(3)%

Operating profit	$101	$108	(6)%	$305	$304	—%
As a percent of sales	19.5%	17.7%		18.7%	17.9%

	Quarter Ended September 30, 2025 vs. 2024	Nine Months Ended September 30, 2025 vs. 2024
	% Change	% Change
Factors Contributing to Changes - Sales
Currency	4%	2%
Other	(19)%	(5)%
	(15)%	(3)%
Sales
Engineering segment sales decreased $92 million, or 15%, in the third quarter and decreased $59 million, or 3%, for the nine months ended September 30, 2025, as compared to the respective 2024 periods, driven by project timing. Currency translation increased sales by 4% in the quarter and increased sales by 2% in the year-to-date period, primarily due to the strengthening of the Euro against the U.S. dollar.
Operating profit
Engineering segment operating profit decreased $7 million, or 6%, in the third quarter primarily driven by project timing, partially offset by currency translation impacts and was flat for the nine months ended September 30, 2025, as compared to the respective 2024 periods.

Other

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
Sales	$331	$300	10%	$957	$939	2%

Operating profit (loss)	$(13)	$16	(181)%	$(12)	$24	(150)%
As a percent of sales	(3.9)%	5.3%		(1.3)%	2.6%

	Quarter Ended September 30, 2025 vs. 2024	Nine Months Ended September 30, 2025 vs. 2024
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/price	8%	1%
Cost pass-through	1%	—%
Currency	1%	1%
Acquisitions/divestitures	—%	—%
	10%	2%
Other consists of corporate costs and a few smaller businesses including Linde Advanced Material Technologies (LAMT) and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other increased $31 million, or 10%, for the third quarter and $18 million, or 2% for the nine months ended September 30, 2025, versus the respective 2024 periods. Underlying sales increased by 8% in the quarter and 1% in the year-to-date period, primarily due to higher volumes in LAMT. Currency translation increased sales by 1% in the quarter and year-to-date periods.
Operating profit
Operating profit in Other decreased $29 million in the third quarter and $36 million for the nine months ended September 30, 2025 versus the respective 2024 periods. The decrease in the quarter was primarily driven by helium and cost inflation. The decrease in the year-to-date period was driven by helium and an insurance recovery in 2024, partially offset by lower costs and continued productivity initiatives.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2025 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2025	2024	2025	2024
Euro	17%	0.89	0.92	0.85	0.97
Chinese yuan	7%	7.22	7.20	7.12	7.30
British pound	5%	0.76	0.78	0.74	0.80
Brazilian real	4%	5.65	5.23	5.32	6.18
Australian dollar	4%	1.56	1.51	1.51	1.62
Mexican peso	3%	19.48	17.67	18.31	20.83
Korean won	3%	1,412	1,352	1,404	1,472
Canadian dollar	3%	1.40	1.36	1.39	1.44
Indian rupee	2%	86.50	83.41	88.79	85.61
Swedish krona	1%	9.92	10.50	9.42	11.07
South African rand	1%	18.13	18.46	17.27	18.84
Swiss franc	1%	0.84	0.89	0.80	0.91

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine Months Ended September 30,
	2025	2024
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$5,485	$4,968
Non-cash charges (credits):
Add: Depreciation and amortization	2,813	2,867
Add: Deferred income taxes	(458)	(308)
Add: Share-based compensation	133	120
Add: Cost reduction program and other charges, net of payments	(71)	52
Net income adjusted for non-cash charges	7,902	7,699
Less: Working capital	(461)	(916)
Less: Pension contributions	(20)	(29)
Other	(101)	(140)
Net cash provided by (used for) operating activities	$7,320	$6,614
INVESTING ACTIVITIES
Capital expenditures	(3,803)	(3,247)
Acquisitions, net of cash acquired	(393)	(175)
Divestitures, net of cash divested and asset sales	31	154
Other investing, net	(95)	—
Net cash provided by (used for) investing activities	$(4,260)	$(3,268)
FINANCING ACTIVITIES
Debt increase (decrease) - net	1,917	2,628
Issuances (purchases) of common stock - net	(3,191)	(3,120)
Cash dividends - Linde plc shareholders	(2,113)	(1,996)
Noncontrolling interest transactions and other	(149)	(261)
Net cash provided by (used for) financing activities	$(3,536)	$(2,749)

Effect of exchange rate changes on cash and cash equivalents	$135	$(74)
Cash and cash equivalents, end-of-period	$4,509	$5,187
Cash Flow from Operations
Cash provided by operations of $7,320 million for the nine months ended September 30, 2025 increased $706 million, or 11%, versus 2024. The increase was driven primarily by higher net income adjusted for non-cash charges and lower net working capital requirements.
Linde estimates that the total 2025 required contributions to its pension plans will be in the range of approximately $25 million to $35 million, of which $20 million has been made through September 30, 2025.
Investing
Net cash used for investing activities of $4,260 million for the nine months ended September 30, 2025 increased $992 million, or 30%, versus 2024, due to higher capital expenditures and acquisition spend, net of cash acquired.
Capital expenditures for the nine months ended September 30, 2025 were $3,803 million, $556 million higher than the prior year, primarily due to investments in new plant and production equipment for backlog growth requirements.

At September 30, 2025, Linde's sale of gas backlog of large projects under construction was approximately $7.1 billion. This represents the total estimated capital cost of large plants under construction.
Acquisitions, net of cash acquired, were $393 million for the nine months ended September 30, 2025, and relate primarily to businesses in the Americas, APAC and EMEA segments. Acquisitions, net of cash acquired, were $175 million for the nine months ended September 30, 2024 and related primarily to packaged gas businesses in the Americas segment.
Divestitures, net of cash divested and asset sales, for the nine months ended September 30, 2025 were $31 million. 2024 divestitures, net of cash divested and asset sales were $154 million, which primarily related to $69 million in net proceeds for a divestiture in APAC and a settlement with a supplier in the Americas.

Other investing, net for the nine months ended September 30, 2025 was outflows of $95 million and relate to the cash settlement of foreign exchange contracts designated in a net investment hedging relationship.
Financing
Cash used for financing activities was $3,536 million for the nine months ended September 30, 2025 as compared to $2,749 million for the nine months ended September 30, 2024. Cash provided by debt was $1,917 million in 2025 versus $2,628 million in 2024, driven primarily by lower net debt issuances in 2025 partially offset by higher commercial paper issuances. For the nine months ended September 30, 2025, Linde issued €2,250 million Euro-denominated notes and CHF500 million Swiss-franc denominated notes and redeemed or repaid $1,000 million U.S. dollar-denominated notes and €500 million Euro denominated notes.
Net purchases of ordinary shares were $3,191 million in 2025 versus $3,120 million in 2024. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash dividends of $2,113 million increased $117 million from 2024 driven primarily by a 8% increase in quarterly dividends per share from $1.39 per share to $1.50 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $149 million for the nine months ended September 30, 2025 versus cash used of $261 million for the respective 2024 period, driven by higher cash inflows from financing related derivatives.
The company continues to believe it has sufficient operating flexibility, cash, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. The company maintains a $5 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreements as of September 30, 2025. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted Operating Profit and Operating Margin
Reported operating profit	$2,367	$2,086	$6,905	$6,365
Add: Cost reduction program and other charges	(11)	145	44	145
Add: Purchase accounting impacts - Linde AG (c)	202	246	603	730
Total adjustments	191	391	647	875
Adjusted operating profit	$2,558	$2,477	$7,552	$7,240

Reported percentage change	13%		8%
Adjusted percentage change	3%		4%

Reported sales	$8,615	$8,356	$25,222	$24,723

Reported operating margin	27.5%	25.0%	27.4%	25.7%
Adjusted operating margin	29.7%	29.6%	29.9%	29.3%

Adjusted Depreciation and amortization
Reported depreciation and amortization	$961	$960	$2,813	$2,867
Less: Purchase accounting impacts - Linde AG (c)	(202)	(240)	(591)	(717)
Adjusted depreciation and amortization	$759	$720	$2,222	$2,150

Adjusted Other Income (Expense) - net
Reported Other Income (Expense) - net	$14	$51	$47	$111
Add: Purchase accounting impacts - Linde AG (c)	—	(6)	(12)	(13)
Adjusted Other Income (Expense) - net	$14	$57	$59	$124

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(57)	$(45)	$(172)	$(144)
Add: Pension settlement charges	(2)	(6)	(2)	(6)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(59)	$(51)	$(174)	$(150)

Adjusted Interest Expense - Net
Reported interest expense - net	$64	$68	$191	$203
Add: Purchase accounting impacts - Linde AG (c)	—	—	—	3

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted interest expense - net	$64	$68	$191	$206
Adjusted Income Taxes (a)
Reported income taxes	$424	$498	$1,508	$1,469
Add: Purchase accounting impacts - Linde AG (c)	155	60	245	176
Add: Pension settlement charges	—	1	—	1
Add: Cost reduction program and other charges	1	21	19	26
Total adjustments	156	82	264	203
Adjusted income taxes	$580	$580	$1,772	$1,672

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$2,360	$2,063	$6,886	$6,306
Add: Pension settlement charge	2	6	2	6
Add: Purchase accounting impacts - Linde AG (c)	202	246	603	727
Add: Cost reduction program and other charges	(11)	145	44	145
Total adjustments	193	397	649	878
Adjusted income before income taxes and equity investments	$2,553	$2,460	$7,535	$7,184

Reported Income taxes	$424	$498	$1,508	$1,469
Reported effective tax rate	18.0%	24.1%	21.9%	23.3%

Adjusted income taxes	$580	$580	$1,772	$1,672
Adjusted effective tax rate	22.7%	23.6%	23.5%	23.3%

Income from Equity Investments
Reported income from equity investments	$36	$38	$107	$131
Add: Purchase accounting impacts - Linde AG (c)	18	18	54	54
Add: Cost reduction program and other charges	6	—	6	—
Total adjustments	24	18	60	54
Adjusted income from equity investments	$60	$56	$167	$185

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(43)	$(53)	$(117)	$(128)
Add: Purchase accounting impacts - Linde AG (c)	(3)	(3)	(9)	(9)
Add: Cost reduction program and other charges	—	16	—	16
Total adjustments	(3)	13	(9)	7
Adjusted noncontrolling interests	$(46)	$(40)	$(126)	$(121)

Adjusted Net Income - Linde plc (b)
Reported net income	$1,929	$1,550	$5,368	$4,840
Add: Pension settlement charge	2	5	2	5
Add: Cost reduction program and other charges	(6)	140	31	135
Add: Purchase accounting impacts - Linde AG (c)	62	201	403	596
Total adjustments	58	346	436	736

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted net income - Linde plc	$1,987	$1,896	$5,804	$5,576
Adjusted Diluted EPS (b)
Reported diluted EPS	$4.09	$3.22	$11.34	$10.02
Add: Pension settlement charge	—	0.01	—	0.01
Add: Cost reduction program and other charges	(0.01)	0.29	0.07	0.28
Add: Purchase accounting impacts - Linde AG (c)	0.13	0.42	0.85	1.23
Total adjustments	0.12	0.72	0.92	1.52
Adjusted diluted EPS	$4.21	$3.94	$12.26	$11.54

Reported percentage change	27%		13%
Adjusted percentage change	7%		6%

Adjusted EBITDA and % of Sales
Net Income - Linde plc	$1,929	$1,550	$5,368	$4,840
Add: Noncontrolling interests	43	53	117	128
Add: Net pension and OPEB cost (benefit), excluding service cost	(57)	(45)	(172)	(144)
Add: Interest expense	64	68	191	203
Add: Income taxes	424	498	1,508	1,469
Add: Depreciation and amortization	961	960	2,813	2,867
EBITDA	$3,364	$3,084	$9,825	$9,363
Add: Cost reduction program and other charges	(5)	145	50	145
Add: Purchase accounting impacts - Linde AG (c)	18	24	66	67
Total adjustments	13	169	116	212
Adjusted EBITDA	$3,377	$3,253	$9,941	$9,575

Reported sales	$8,615	$8,356	$25,222	$24,723
% of sales
EBITDA	39.0%	36.9%	39.0%	37.9%
Adjusted EBITDA as a % of Sales	39.2%	38.9%	39.4%	38.7%

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
Linde plc established a European debt issuance program on May 11, 2020, as subsequently updated with a base prospectus filed with the Luxembourg Stock Exchange on May 8, 2025, for a €20.0 billion debt issuance program (or the equivalent in other currencies), under which Linde plc may offer debt securities. Linde Inc. and Linde GmbH have provided to Linde plc upstream guarantees in relation to debt securities of Linde plc offered under the European debt issuance program, as confirmed to the current program amount. Under the European debt issuance program, Linde plc may issue unsecured notes with such terms, including currency, interest rate and maturity, as agreed by Linde plc and the purchasers of such notes at the time of sale and as set out in the final terms for the relevant issue of notes. The current European debt issuance program will be valid for a period of one year from May 8, 2025, after which it will require updating prior to any further issuance of notes.
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

(Millions of dollars)
Statement of Income Data	Nine Months Ended September 30, 2025	Twelve Months Ended December 31, 2024
Sales	$6,509	$7,995
Operating profit	1,256	1,526
Net income	(41)	3,553
Transactions with non-guarantor subsidiaries	2,672	7,177

Balance Sheet Data (at period end)
Current assets (a)	$5,442	$7,827
Long-term assets (b)	16,355	14,481
Current liabilities (c)	12,190	10,309
Long-term liabilities (d)	70,688	64,848

(a) From current assets above, amount due from non-guarantor subsidiaries	$2,102	$4,425
(b) From long-term assets above, amount due from non-guarantor subsidiaries	830	1,031
(c) From current liabilities above, amount due to non-guarantor subsidiaries	2,342	1,841
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	47,844	45,378
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended September 30, 2025 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2025	466	$469.07	466	$9,476
August 2025	888	$476.16	888	$9,053
September 2025	740	$474.55	740	$8,702
Third Quarter 2025	2,094	$474.01	2,094	$8,702
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
(2)As of September 30, 2025, the company repurchased $6.3 billion of its ordinary shares pursuant to the 2023 share repurchase program. As of September 30, 2025, $8.7 billion of share repurchases remain authorized under the 2023 program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 22, 2025, Guillermo Bichara, Executive Vice President - Chief Legal Officer, adopted a written plan for certain transactions in the Ordinary Shares of Linde plc that is intended to satisfy the affirmative defense conditions of SEC Rule 10b5–1(c) (the “Plan”). The Plan will terminate on March 31, 2026, or earlier if, among other things, all the Ordinary Share transactions have been completed before such date. Under the Plan, Ordinary Shares will be sold on the dates that the shares are acquired as follows: (1) 1,680 Ordinary Shares if such shares are acquired pursuant to the vesting and payout of previously granted restricted stock units; and (2) 4,200 Ordinary Shares if such shares are acquired pursuant to the vesting and payout of previously granted performance share units, assuming a payout at the target number of units granted (the actual payout, if any, may be more or less than the 4,200 share target payout).

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

Linde plc

(Registrant)

Date: October 31, 2025	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer