Form 10-K
period 2025-12-31
LINDE PLC
filed 2026-02-25
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
_______________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer      ☑    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      Yes  ☑    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements the registrant included in the filing reflect the correction of an error to previously issued financial statements.                             ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2025, was approximately $220 billion (based on the closing sale price of the stock on that date as reported on the Nasdaq Stock Market).
At January 31, 2026, 463,394,156 ordinary shares of €0.001 nominal value per share of the Registrant were outstanding.
Documents incorporated by reference:
Portions of the Proxy Statement of Linde plc for its 2026 Annual General Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the company’s fiscal year, are incorporated in Part III of this report.

LINDE PLC
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2025

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as: anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. They are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances, including trade conflicts and tariffs; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics, pandemics, and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause future results or circumstances to differ materially from adjusted projections, estimates or other forward-looking statements.
Linde plc assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A (Risk Factors) in this report, which should be reviewed carefully. Please consider Linde plc’s forward-looking statements in light of those risks.

Linde plc and Subsidiaries
PART I
ITEM 1.     BUSINESS
General
Linde plc is a public limited company formed under the laws of Ireland with its principal offices in the United Kingdom and United States. Linde is the largest industrial gas company worldwide and is a major technological innovator in the industrial gases industry. Its primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, and rare gases) and process gases (hydrogen, helium, carbon dioxide, carbon monoxide, electronic gases, specialty gases, and acetylene). The company also designs and builds equipment that produces industrial gases and offers customers a wide range of gas production and processing services such as olefin plants, natural gas plants, air separation plants, hydrogen and synthesis gas plants, and other types of plants.
Linde serves a diverse group of industries including healthcare, chemicals and energy, manufacturing, metals and mining, food and beverage, and electronics.
Linde’s sales were $33,986 million, $33,005 million, and $32,854 million for 2025, 2024, and 2023, respectively. Refer to Item 7, Management's Discussion and Analysis, for a discussion of consolidated sales and Note 18 to the consolidated financial statements for additional information related to Linde’s reportable segments.
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
Hydrogen is produced from several different feedstocks using a range of technologies. Today, carbon intensity is used to designate and differentiate between the production processes and the respective feedstocks used to produce the molecule. The majority of conventional hydrogen currently produced by Linde is derived from natural gas or methane, using steam methane reformation (SMR) or auto-thermal reforming (ATR) technology. Linde has a range of technologies to produce low-carbon hydrogen from fossil feedstocks, or renewable hydrogen from renewable energy (non-fossil feedstock). Both products are considered sources of clean energy. Low-carbon (blue) hydrogen is produced primarily from methane, by capturing carbon emissions from a hydrogen production plant and sequestering them subsurface for the long term. Renewable (green) hydrogen is produced by electrolysis using renewable energy and water as feedstock. Other sources of low-carbon hydrogen are existing chemical and petrochemical processes, out of which Linde recovers hydrogen for subsequent treatment and cleaning to achieve ultra-high purity levels.
Carbon monoxide can be produced by either SMR or ATR of natural gas or other feedstock such as naphtha, a by-product in the petrochemical industry. Most carbon dioxide comes as an industrial by-product, that is sourced from chemical plants, refineries and other processes or is recovered from natural carbon dioxide sources. Raw carbon dioxide is processed and purified in Linde’s plants to produce commercial and food-grade carbon dioxide. Helium is sourced from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Acetylene is primarily sourced as a chemical by-product, but may also be produced from calcium carbide and water.
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
Engineering
Linde’s Engineering business has a global presence, with its focus on market segments such as air separation, hydrogen, synthesis, olefin and natural gas plants. The company utilizes its process engineering expertise in the planning, design and construction of efficient plants for the production and processing of gases. Engineering uses sustainable technologies to help customers avoid, capture and utilize carbon dioxide emissions. Its technology portfolio covers the entire value chain for production, liquefaction, storage, distribution and application of hydrogen which supports the transition to clean energy. Its digital services and solutions increase plant efficiency and performance.
Linde's plants are used in a wide variety of fields: in the petrochemical and chemical industries, in refineries and fertilizer plants, to recover air gases, to produce synthesis gases, to treat natural gas and to produce noble gases. The Engineering business either supplies plant components directly to the customer or to the industrial gas business of Linde which operates the plants under long-term gases supply contracts.
Inventories – Linde carries inventories of merchant and cylinder gases and hardgoods to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventory obsolescence is not material to Linde’s business.
Customers – Linde is not dependent upon a single customer or a few customers.
International – Linde is a global enterprise with approximately 64% of its 2025 sales outside of the United States. The company also has majority or wholly owned subsidiaries that operate in approximately 50 European, Middle Eastern and African countries (including Germany, the United Kingdom (U.K.), France, Sweden, and the Republic of South Africa); approximately 15 Asian and South Pacific countries (including China, Australia, India and South Korea); and approximately 20 countries in North and South America (including the U.S., Canada, Mexico and Brazil).
The company also has equity method investments operating in Asia, Europe, and the Middle East.
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
Research and Development – Linde’s research and development are directed toward development of gas processing, separation and liquefaction technologies, and clean energy technologies; improving distribution of industrial gases and the development of new markets and applications for these gases. This results in the development of new advanced air separation, hydrogen, synthesis gas, natural gas, adsorption and chemical process technologies; novel clean energy and carbon management solutions; as well as the frequent introduction of new industrial gas applications. Research and development is primarily conducted in Pullach, Germany, Tonawanda, New York, Burr Ridge, Illinois and Shanghai, China.

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
The Board of Directors ("Board") has established a strategic business objective to maintain world-class standards in talent management. Executive variable compensation is assessed annually based on performance in financial measures as well as in several strategic non-financial areas, including talent management. The Human Capital Committee assists the Board in its oversight of Linde’s compensation policies and programs, particularly in regard to reviewing executive compensation for Linde’s executive officers. The Human Capital Committee also annually reviews the company’s management development and succession programs and the associated programs to achieve those objectives. The global head of Human Resources reports to the Chief Executive Officer ("CEO").
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
As of December 31, 2025, Linde had 65,177 employees worldwide comprised of approximately 28 percent women and 72 percent men.
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
Executive Officers – The following Executive Officers have been elected by the Board of Directors.
Sanjiv Lamba, 61, was appointed Chief Executive Officer of Linde effective March 1, 2022 and Chairman of the Board effective January 31, 2026. Prior to being appointed CEO, he was Chief Operating Officer starting in January 2021 and after serving as Executive Vice President, APAC, beginning in October 2018. Previously, Mr. Lamba was appointed a Member of the Executive Board of Linde AG in 2011, responsible for the Asia Pacific segment of the Gases Division, for Global Gases Businesses Helium & Rare Gases, Electronics as well as Asia Joint Venture Management. Mr. Lamba started his career in 1989 with BOC India in Finance where he progressed to become Director of Finance before being appointed as Managing Director for BOC’s India’s business in 2001. Throughout his years with BOC/Linde, he worked in various roles across a number of different geographies including the U.S., Germany, the U.K., Singapore and India.
Desiree Bacher, 54, was appointed Senior Vice President - Chief Human Resources Officer of Linde effective September 1, 2025. Previously, she served as Senior Vice President of Communications, AI, and Corporate Procurement beginning in 2024 and as Vice President of Financial Planning and Analysis and Corporate Procurement from 2019 to 2024. She joined the company in 1999 as Controller of Linde Philippines and was later appointed Commercial Manager. In 2003, she became Vice President of Finance and held several senior finance roles across the Asia Pacific region.
Guillermo Bichara, 51, is Executive Vice President and Chief Legal Officer. He previously served as Praxair’s Vice President and General Counsel. Mr. Bichara joined the company in 2006, first as Director of Legal Affairs at Praxair Mexico before being promoted to Vice President and General Counsel of Praxair Asia. He subsequently had responsibility for Europe, Mexico and corporate transactions before being promoted to Associate General Counsel and Assistant Secretary. Mr. Bichara previously held roles at Cemex and various global law firms.
Sean Durbin, 55, was appointed Chief Operating Officer of Linde effective October 1, 2025. Previously, he has served as Executive Vice President of North America beginning in September 2023, Executive Vice President of EMEA from April 2021 to September 2023 and Senior Vice President of Global Functions from July 2020. Mr. Durbin joined Praxair, Inc. in 1993 and served in various roles across operations, engineering, project management, business development and sales. In recent years, he has held leadership positions including Business President, Region Europe South from 2019 to 2020, and President, Praxair Canada Inc. from 2013 to 2019.
Ben Glazer, 52, was appointed Senior Vice President of Americas effective October 1, 2025. He previously served as President of Linde Gas and Equipment Inc. and Senior Vice President - South America. Mr. Glazer joined Praxair in 2002 in the Treasury department. From 2004 to 2012, he held various leadership roles across Praxair business units. In 2012, Mr. Glazer became Director of Executive Staff, where he supported the office of the CEO. He was named President of Praxair Mexico and Central America in 2014. In 2017, he was named Manager of Merger Integration, where he led integration efforts for Linde plc during the merger of Praxair and Linde AG.
Kelcey E. Hoyt, 56, was appointed Senior Vice President of Accounting, Financial Planning & Analysis, and Sustainability in April 2024 and has served as the Chief Accounting Officer of Linde since October 2018. Prior to this, she served as Vice President and Controller of Praxair, Inc. beginning in August 2016. Prior to becoming Controller, she served as Praxair’s Director of Investor Relations beginning in 2010. She joined Praxair in 2002 and served as Director of Corporate Accounting and SEC Reporting through 2008, and later served as Controller for various divisions within Praxair’s North American Industrial Gas business. Prior to joining Praxair, she was in audit at KPMG, LLP.
Stefano Innocenzi, 52, was appointed Senior Vice President of Linde Engineering effective May 1, 2025. He previously served as President of Region Europe West since rejoining Linde in 2023 after serving as Senior Vice President at Siemens Energy. Mr. Innocenzi originally joined Linde in 2001 and held various roles within Linde Engineering and Linde Gas businesses before relocating to Asia in 2013. After serving in several Business Development positions, he became part of the leadership team of Linde Gas APAC and was then named head of Engineering APAC in 2019.
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

Oliver Pfann, 57, was appointed Senior Vice President, EMEA effective September 1, 2023. Since 1995, Oliver Pfann has served in a range of roles at Linde. He began his career in Product Development and then as Sales Manager in Romania. He transitioned to Global Key Accounts and was named General Manager of Linde Italy in 2004. Since 2007, Pfann led a regional cluster in Eastern Europe with an increasing number of countries. In 2017, he was promoted to lead the Region UK, Ireland and Africa before assuming his assignment as Business President for Region Europe East in 2019.
Matthew J. White, 53, became Executive Vice President and Chief Financial Officer of Linde in October 2018. He previously served as the Senior Vice President and Chief Financial Officer of Praxair, Inc. since January 1, 2014. Prior to this, Mr. White was President of Praxair Canada from 2011 to 2013. He joined Praxair in 2004 as finance director for the company’s largest business unit, North American Industrial Gases. In 2008, he became Vice President and Controller of Praxair, Inc., then was named Vice President and Treasurer in 2010. Before joining Praxair, White was Vice President, Finance, at Fisher Scientific and before that he held various financial positions, including group controller, at GenTek, a manufacturing and performance chemicals company.

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
In addition, many of Linde’s customers are in businesses that are cyclical in nature, such as the chemicals and energy, and metals and mining end markets. Downturns in these industries may adversely impact Linde during these cycles. Additionally, such conditions could impact the utilization of Linde’s manufacturing capacity which may require it to recognize impairment losses on tangible assets such as property, plant and equipment, as well as intangible assets such as goodwill, customer relationships or intellectual property.
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
As of December 31, 2025, the net carrying value of goodwill and other indefinite-lived intangible assets was approximately $28 billion and $2 billion, respectively, primarily as a result of the business combination and the related acquisition method of accounting applied to the 2018 merger between Linde plc's predecessor companies. In accordance with generally accepted accounting principles, the company periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to business, unexpected significant changes or planned changes in use of the assets, divestitures and sustained market capitalization declines may result in recognition of impairments to goodwill or other indefinite-lived assets. Any charges relating to such impairments could have a material adverse impact on Linde's results of operations in the periods recognized.
Catastrophic events could disrupt the operations of Linde and/or its customers and suppliers and may have a significant adverse impact on the results of operations.
Linde's operations are exposed to physical risks associated with the occurrence of natural disasters linked to climate change, such as extreme weather events including hurricanes and floods, as well as catastrophic events such as health epidemics; pandemics; and acts of war or terrorism. These events could disrupt or delay Linde’s ability to produce and distribute its products to customers, result in asset impairments, and could potentially expose Linde to third-party liability claims. In addition, such events could impact Linde’s customers and suppliers resulting in temporary or long-term outages and/or the limitation of supply of energy and other raw materials used in normal business operations.
Linde evaluates the direct and indirect business risks, consults with vendors, insurance providers and industry experts, makes investments in suitably resilient design and technology, and conducts regular reviews of the business risks with management. Despite these steps, however, such events are outside Linde’s control and may have a significant adverse impact on its financial results.
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
Linde may be subject to information technology system failures, network disruptions and cybersecurity breaches or other related incidents.
Linde relies on information technology systems and networks, including systems that utilize advanced technologies for business and operational activities, and also stores and processes sensitive business and proprietary information in these systems and networks. These systems are susceptible to outages due to fire, flood, power loss, telecommunications failures, viruses, break-ins and similar events, or breaches of security.
Linde has taken steps to address these risks and concerns by implementing advanced security technologies, internal controls, network and data center resiliency and recovery processes. Despite these steps, however, our information technology systems have in the past been and in the future will likely be subject to increasingly sophisticated cyber attacks and disruptions. Operational failures and breaches of security from such attempts could lead to the loss or disclosure of confidential information or personal data belonging to Linde or our employees and customers or suppliers. These failures and breaches could result in business interruption or malfunction and lead to legal or regulatory actions that could result in a material adverse impact on Linde’s operations, reputation and financial results. To date, such attempts have not had any significant impact on Linde's operations or financial results.
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
Also, the anticipated benefit of potential future acquisitions may not materialize. Future acquisitions or dispositions could result in the incurrence of debt, contingent liabilities or amortization expenses, or impairments of goodwill or other intangible assets, any of which could adversely impact Linde’s financial results.
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
•U.S. and non-U.S. tax laws and currency controls;
•trade and import/export restrictions, as well as economic sanctions laws;
•antitrust matters;
•safety;
•environmental protection, including climate change and energy efficiency laws and policies, and environmental related reporting and disclosures;
•data protection including artificial intelligence;
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
Linde maintains an Information Security Management policy that is aligned with ISO 27001 and designed to ensure the integrity and protection of data, including the monitoring and response to information security threats. The policy forms the basis for underlying security standards, guidelines and procedures, including the integration and enhancement of information security in system and software development, and is applicable to all of Linde, including the management of information security in supplier relationships. In addition, Linde maintains a Cyber Security and Acceptable Use policy applicable to all Linde employees and contractors with access to information resources that establishes individual responsibility for information security.

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
The following is a description of production facilities for Linde by segment. No significant portion of these assets was leased at December 31, 2025. Generally, these facilities are utilized and are sufficient to meet the company's manufacturing needs.
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
Engineering
The Engineering business designs and constructs turnkey process plants for third-party customers as well as for the gases businesses in many locations worldwide, such as air separation, hydrogen, synthesis, olefin and natural gas plants. Plant components are produced in owned factories in Tacherting, Germany; Hesingue, France; New York, United States; and Dalian, China.
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
ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Linde plc shares trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “LIN”. At December 31, 2025 there were 5,729 shareholders of record.
Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the three months ended December 31, 2025 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2) (Millions)
October 2025	872	$449.30	872	$8,310
November 2025	1,045	$416.69	1,045	$7,874
December 2025	1,390	$412.33	1,390	$7,301
Fourth Quarter 2025	3,307	$423.46	3,307	$7,301
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
(2)As of December 31, 2025, the company repurchased $7.7 billion of its ordinary shares pursuant to the 2023 program. As of December 31, 2025, $7.3 billion of share repurchases remain authorized under the 2023 program.
Peer Performance Table – The graph below compares the most recent five-year cumulative returns of Linde's ordinary shares with those of the Standard & Poor’s 500 Index ("SPX") and the S5 Materials Index ("S5MATR") which covers 26 companies, including Linde. The figures assume an initial investment of $100 on December 31, 2020 and that all dividends have been reinvested.

	2020	2021	2022	2023	2024	2025
LIN	$100	$133	$128	$163	$168	$173
SPX	$100	$129	$105	$133	$166	$196
S5MATR	$100	$127	$112	$126	$126	$139
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
Linde’s industrial gas operations are managed on a geographical basis and in 2025 90% of sales were generated by Linde's three geographic segments (Americas, EMEA and APAC) and the remaining 10% were related largely to the Engineering segment, and to a lesser extent Other (see Note 18 to the consolidated financial statements for operating segment details).
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

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK
2025 Year in review
•Sales of $33,986 million were 3% above 2024 sales of $33,005 million. Sales increased 2% from higher price attainment primarily in the Americas and EMEA segments. Acquisitions increased sales by 1% largely in APAC and Americas. Sales from volumes were flat as base volume declines were largely offset by new project start-ups. Currency translation and cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, were flat.
•Reported operating profit of $8,923 million was 3% above 2024 reported operating profit of $8,635 million. Adjusted operating profit of $10,137 million was 4% above 2024 adjusted operating profit of $9,720 million. The increase in the reported and adjusted operating profit was primarily driven by higher pricing and savings from productivity initiatives in 2025. These increases more than offset the adverse impacts of cost inflation.*
•Net income - Linde plc of $6,898 million and diluted earnings per share of $14.61 increased from $6,565 million and $13.62, respectively, in 2024. Adjusted net income - Linde plc of $7,772 million and adjusted diluted earnings per share of $16.46 were 4% and 6%, respectively, above 2024 adjusted amounts.*
•Cash flow from operations of $10,350 million was $927 million above 2024. The increase was driven primarily by higher net income and lower net working capital requirements. Capital expenditures were $5,261 million; dividends paid were $2,811 million; net purchases of ordinary shares were $4,578 million; and debt borrowings, net were $2,911 million.
*A reconciliation of the adjusted amounts can be found in the "Non-GAAP Financial Measures" section in this MD&A.
2026 Outlook
Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via earnings releases and investor teleconferences. These materials are available on the company’s website, www.linde.com, but are not incorporated herein.

CONSOLIDATED RESULTS AND OTHER INFORMATION
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2025 and 2024. For the discussion comparing the years ended December 31, 2024 and 2023, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the year ended December 31, 2024.
The following table provides summary information for 2025 and 2024. The reported amounts are GAAP amounts from the Consolidated Statements of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures.

(Millions of dollars, except per share data) Year Ended December 31,	2025	2024	Variance
Reported Amounts
Sales	$33,986	$33,005	3%
Cost of sales, exclusive of depreciation and amortization	$17,389	$17,143	1%
As a percent of sales	51.2%	51.9%
Selling, general and administrative	$3,433	$3,337	3%
As a percent of sales	10.1%	10.1%
Depreciation and amortization	$3,763	$3,780	—%
Cost reduction program and other charges (a)	$273	$145	88%
Other income (expense) - net	$(58)	$185	(131)%
Operating profit	$8,923	$8,635	3%
Operating margin	26.3%	26.2%
Interest expense - net	$255	$256	—%
Net pension and OPEB cost (benefit), excluding service cost	$(229)	$(190)	21%
Effective tax rate	22.4%	23.4%
Income from equity investments	$150	$170	(12)%
Noncontrolling interests	$(160)	$(172)	(7)%
Net Income – Linde plc	$6,898	$6,565	5%
Diluted earnings per share	$14.61	$13.62	7%
Diluted shares outstanding	472,195	482,092	(2)%
Number of employees	65,177	65,289	—%
Adjusted Amounts (b)
Depreciation and amortization	$2,986	$2,857	5%
Operating profit	$10,137	$9,720	4%
Operating margin	29.8%	29.5%
Net Income – Linde plc	$7,772	$7,475	4%
Diluted earnings per share	$16.46	$15.51	6%
Other Financial Data (b)
EBITDA	$12,836	$12,585	2%
As percent of sales	37.8%	38.1%
Adjusted EBITDA	$13,351	$12,819	4%
As percent of sales	39.3%	38.8%
________________________
(a)See Note 3 to the consolidated financial statements.
(b)Adjusted amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Financial Measures" section of this MD&A.

Results of Operations
The following table provides a summary of changes in consolidated sales:

2025 vs 2024
% Change
Factors Contributing to Changes - Sales
Volume	—%
Price/Mix	2%
Cost pass-through	—%
Currency	—%
Acquisitions/Divestitures	1%
Engineering	—%
3%
2025 Compared With 2024

Sales
Linde sales increased $981 million, or 3%, for the 2025 year versus 2024. Sales grew 2% from higher price attainment. Acquisitions increased sales by 1% during the year. Volumes were flat, as new project start-ups were largely offset by base volume declines. Currency translation and cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, were flat.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization, increased $246 million, or 1%, for the year primarily due to cost inflation partially offset by productivity gains. Cost of sales, exclusive of depreciation and amortization, was 51.2% and 51.9% of sales, in 2025 and 2024, respectively. The decrease as a percentage of sales was primarily due to higher pricing and productivity gains.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $96 million, or 3%, from $3,337 million in 2024 to $3,433 million in 2025. SG&A was 10.1% of sales in 2025 and 2024. SG&A increased in 2025 due to acquisitions and cost inflation, partially offset by savings from cost reduction programs and productivity initiatives.
Depreciation and amortization
Reported depreciation and amortization expense decreased $17 million versus 2024. The decrease was due to lower depreciation and amortization of assets acquired in the merger, partially offset by the net impact of new project start-ups.
On an adjusted basis, depreciation and amortization expense increased $129 million, or 5%, versus 2024, driven largely by new project start-ups.
Cost reduction program and other charges
Cost reduction program and other charges include global severance charges of $308 million largely related to Engineering, and other benefits of $35 million largely related to a divestiture. 2024 includes severance charges of $165 million, other charges of $23 million and other benefit of $43 million related to a divestiture.
On an adjusted basis, these charges have been excluded in both periods.
Other income (expense) - net
Reported other income (expense) - net was an expense of $58 million in 2025 and a benefit of $185 million in 2024. In 2025, other expense included a charge of $164 million for merger-related purchase accounting impacts. In 2024, other income included a benefit of $41 million related to a settlement with a supplier in the Americas and $45 million in insurance recoveries primarily within the Other segment (Note 7).
On an adjusted basis, which excludes merger-related purchase accounting impacts, other income (expense) - net decreased $96 million from income of $202 million in 2024 to income of $106 million in 2025.
Operating profit

On a reported basis, operating profit increased $288 million in 2025, or 3%. The increase was primarily driven by higher pricing and savings from productivity initiatives which more than offset the adverse impacts of cost inflation, and higher cost reduction program and other charges.
On an adjusted basis, which excludes the merger-related purchase accounting impacts as well as cost reduction program and other charges, operating profit increased $417 million, or 4%, for 2025 versus 2024. Operating profit growth was driven by higher pricing and productivity initiatives, which more than offset the effects of cost inflation during 2025. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense – net was an expense of $255 in 2025 and $256 in 2024.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost were benefits of $229 million and $190 million in 2025 and 2024, respectively. The increase primarily relates to lower interest cost due to lower benefit obligations and higher amortization of deferred gains year-over-year. (see Note 16 to the consolidated financial statements).
Effective tax rate
The reported effective tax rate ("ETR") for 2025 was 22.4% versus 23.4% in 2024. The decrease in the rate was primarily due to a tax rate decrease in Germany including merger-related purchase accounting impacts, partially offset by tax benefits in 2024 from a repatriation that did not recur in 2025. The benefit related to the tax rate decrease in Germany was $158 million.
On an adjusted basis, the ETR for 2025 was 23.7% versus 23.4% in 2024. The increase in the rate is largely due to tax benefits from a repatriation in 2024 that did not recur in 2025, partially offset by a tax rate decrease in Germany excluding merger-related purchase accounting impacts.
On July 4, 2025, H.R.1 - One Big Beautiful Bill Act was enacted into law (OBBBA). The Bill makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing. These changes provide current and future cash tax benefits to the company. OBBBA did not have a material impact to 2025 results.
Income from equity investments
Reported income from equity investments for 2025 was $150 million as compared to $170 million in 2024. On an adjusted basis, income from equity investments for 2025 was $228 million versus $242 million in 2024.
Noncontrolling interests
At December 31, 2025, noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in APAC (primarily in China). Reported noncontrolling interests decreased $12 million, from $172 million in 2024 to $160 million in 2025. 2024 noncontrolling interests income included the impact of a divestiture in the APAC segment.
Adjusted noncontrolling interests increased $3 million in 2025 as compared to 2024.
Net Income - Linde plc
Reported net income - Linde plc increased $333 million, or 5%. On an adjusted basis, which excludes merger-related purchase accounting impacts and cost reduction program and other charges, net income - Linde plc increased $297 million, or 4%, in 2025 versus 2024. On both a reported and adjusted basis, the increase was driven by higher operating profit.
Diluted earnings per share
Reported diluted earnings per share increased $0.99, or 7%, in 2025 as compared to 2024. On an adjusted basis, diluted EPS of $16.46 in 2025 increased $0.95 versus 2024. The increase on both a reported and adjusted basis was primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at December 31, 2025 was 65,177, a decrease of 112 employees from 2024, primarily driven by the impact of ongoing cost reduction programs partially offset by acquisitions.
Other Financial Data
EBITDA increased to $12,836 million in 2025 from $12,585 million in 2024. Adjusted EBITDA increased to $13,351 million for 2025 as compared to $12,819 million in 2024. The increase on both a reported and adjusted basis was driven by higher net income - Linde plc versus prior year.

See the "Non-GAAP Financial Measures" section for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) for the year ended December 31, 2025 was income of $693 million that resulted primarily from currency translation adjustments of $646 million. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies including the Euro and British pound. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 7 to the consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.
Related Party Transactions
The company’s related parties are primarily unconsolidated equity affiliates. The company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated with independent parties.
Environmental Matters
Linde’s principal operations relate to the production and distribution of atmospheric and other industrial gases, many of which are used to help customers reduce their emissions. The production and distribution of industrial gases, however, is energy intensive resulting in significant greenhouse gas ("GHG") emissions. Given its own carbon footprint, and the opportunities its gases provide for carbon productivity and energy transition, climate change is an area of significant impact for Linde.
Linde operates in jurisdictions that have, or are developing, laws and/or regulations to reduce or mitigate the adverse effects of GHG emissions and therefore faces a highly uncertain regulatory environment in this area. Linde continues to evaluate emerging regulatory changes and assess appropriate responses. For example, hydrogen production plants and other manufacturing and electricity-generating plants have been identified as sources of carbon dioxide emissions and are subject to carbon taxation or cap-and-trade regulations in jurisdictions including California, China, Singapore and the European Union impacting both Linde and its customers. Linde believes it will be able to mitigate the costs of these regulations through the terms of its product supply contracts. However, legislation that limits GHG emissions may impact growth by increasing capital, compliance, operating and maintenance costs and/or decreasing demand.
To manage business risks from current and potential GHG emission regulation as well as physical risks associated with climate change, Linde actively monitors emerging developments, evaluates the direct and indirect business risks, and takes appropriate actions. Among others, actions include: increasing relevant resources and training; maintaining contingency plans; obtaining advice and counsel from expert vendors, insurance providers and industry experts; incorporating GHG provisions in commercial agreements; and conducting regular reviews of the business risks with management. Although there are considerable uncertainties, Linde believes that the business risk from potential regulations can be effectively managed through its commercial contracts. Additionally, Linde’s plant design, operations, and risk management teams are engaged to manage and mitigate losses from physical climate change, and the company does not anticipate material effects regarding its plant operations or business arising from potential physical risks of climate change.
At the same time, external factors may provide Linde with future business opportunities. Linde anticipates continued growth in clean hydrogen sales due to increased focus on decarbonization projects. Other factors include governmental regulation of GHG and other emissions; uncertain costs of energy and certain natural resources; the development of renewable energy alternatives; and new technologies that help extract natural gas, improve air quality, increase energy efficiency and mitigate the impacts of climate change. Linde continues to develop new applications that can help customers lower emissions by reducing energy consumption and increasing product throughput. Linde’s oxyfuel combustion technology is a significant advancement in industrial combustion processes offering enhanced efficiency, higher productivity, reduced emissions and effective carbon capture solutions across various industries including metals, glass, refining and chemicals processes. Stricter regulation of water quality in emerging economies such as China provide a growing market for a number of gases, e.g., oxygen for wastewater treatment. Increased concern about drought in areas such as California and Australia may create additional markets for carbon dioxide for desalination. Renewable fuel standards in the European Union and U.S. can create a market for second-generation biofuels which use industrial gases such as oxygen, carbon dioxide, and hydrogen.
Linde continuously seeks opportunities to optimize energy use and reduce GHG emissions through research and development in customer applications and operational energy efficiency, sourcing low-carbon energy, and purchasing hydrogen as a chemical byproduct where feasible. Linde tracks GHG emission performance versus targets and reports regularly to business management and the Sustainability Committee of Linde's Board of Directors. The Sustainability

Committee is responsible for oversight of the company's programs and policies related to environmental matters, including climate change, greenhouse gas reduction goals and decarbonization and clean energy efforts.
Costs Relating to the Protection of the Environment
The environmental protection costs incurred in 2025 were not significant. Linde anticipates that future annual environmental protection expenditures will be similar to 2025, subject to any significant changes in existing laws and regulations.
Legal Proceedings
See Note 17 to the consolidated financial statements for information concerning legal proceedings.
Retirement Benefits
Pensions
The net periodic benefit cost (benefit) was a benefit of $147 million, $106 million and $80 million in 2025, 2024 and 2023, respectively.
The funded status (pension benefit obligation ("PBO") less the fair value of plan assets) for the U.S. plans was a surplus of $169 million and $86 million at December 31, 2025 and 2024, respectively. The funded status for non-U.S. plans was a surplus of $615 million and $464 million at December 31, 2025 and 2024, respectively. During 2025, the U.S. and non-U.S. plans derived a benefit from plan asset performance and currency translation impacts, partially offset by actuarial losses due to discount rate environment.
Global pension contributions were $25 million in 2025, $35 million in 2024, and $46 million in 2023. At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the U.S.). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Estimated required cash contributions for 2026 are currently expected to be in the range of $25 million to $35 million.
Linde assumes expected returns on plan assets for 2026 of 7.00% and 6.01% for the U.S. and non-U.S. plans, respectively, which are consistent with the long-term expected returns on its investment portfolios.
Excluding the impact of any settlements, 2026 consolidated pension expense is expected to be a benefit of approximately $136 million. The benefit derived from the expected return on assets assumption for Linde's most significant plans is anticipated to more than offset the expense from service and interest cost accruals and the higher amortization of deferred losses.
Refer to the Critical Accounting Estimates section and Note 16 to the consolidated financial statements for a more detailed discussion of the company’s retirement benefits, including a description of the various retirement plans and the assumptions used in the calculation of net periodic benefit cost (benefit) and funded status.
Insurance
Linde purchases insurance to limit a variety of property and casualty risks, including those related to property, business interruption, third-party liability and workers’ compensation. Currently, the company self retains up to $10 million per occurrence for vehicle liability and $5 million per occurrence for workers' compensation and general liability in the United States. Linde has a captive insurance company that provides coverage for property damage resulting from fire, flood and other perils and business interruption up to $50 million per event, and $100 million, in the annual aggregate, of losses above local deductibles (ranging from $5 to $7.5 million per event) at the group's sites globally. To mitigate the risk of losses above these self retention levels, the company purchases catastrophic insurance coverage from highly rated insurance companies.
At December 31, 2025 and 2024, the company had recorded a total of $84 million and $80 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analysis and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.

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
The table below presents sales and operating profit information about reportable segments and Other for the years ended December 31, 2025 and 2024.

(Millions of dollars) Year Ended December 31,	2025	2024	Variance
Sales
Americas	$15,208	$14,442	5%
EMEA	8,549	8,352	2%
APAC	6,661	6,632	—%
Engineering	2,250	2,322	(3)%
Other	1,318	1,257	5%
Total sales	$33,986	$33,005	3%

Operating Profit
Americas	$4,747	$4,550	4%
EMEA	3,055	2,780	10%
APAC	1,933	1,918	1%
Engineering	408	410	(1)%
Other	(6)	62	(110)%
Segment operating profit	10,137	9,720	4%
Reconciliation to reported operating profit:
Cost reduction program and other charges (Note 3)	(273)	(145)
Purchase accounting impacts - Linde AG	(941)	(940)
Total operating profit	$8,923	$8,635

Americas

(Dollar amounts in millions)			Variance
Year Ended December 31,	2025	2024	2025 vs 2024
Sales	$15,208	$14,442	5%

Operating profit	$4,747	$4,550	4%
As a percent of sales	31.2%	31.5%

2025 vs 2024
% Change
Factors Contributing to Changes - Sales
Volume	1%
Price/Mix	3%
Cost pass-through	1%
Currency	(1)%
Acquisitions/Divestitures	1%
5%
The Americas segment includes Linde’s industrial gases operations in approximately 20 countries including the United States, Canada, Mexico and Brazil.
Sales
Sales for the Americas segment increased $766 million, or 5%, in 2025 versus 2024. Higher pricing contributed 3% to sales. Volumes increased sales by 1% primarily driven by electronics, metals and mining, and chemicals and energy end markets including project start-ups. Cost pass-through increased sales by 1% with minimal impact on operating profit. The impact of net acquisitions increased sales by 1%. Currency translation decreased sales by 1% driven primarily by the weakening of the Brazilian real and Mexican peso against the U.S. dollar.
Operating Profit
Operating profit in the Americas segment increased $197 million, or 4%, in 2025 versus 2024 driven primarily by higher pricing and continued productivity initiatives, which more than offset cost inflation. 2024 included a settlement gain with a supplier.
EMEA

(Dollar amounts in millions)			Variance
Year Ended December 31,	2025	2024	2025 vs 2024
Sales	$8,549	$8,352	2%

Operating profit	$3,055	$2,780	10%
As a percent of sales	35.7%	33.3%

2025 vs 2024
% Change
Factors Contributing to Changes - Sales
Volume	(3)%
Price/Mix	2%
Cost pass-through	—%
Currency	3%
Acquisitions/Divestitures	—%
2%

The EMEA segment includes Linde's industrial gases operations in approximately 50 European, Middle Eastern, and African countries including Germany, the U.K., France, Sweden and the Republic of South Africa.
Sales
EMEA segment sales increased $197 million, or 2%, in 2025 versus 2024. Currency translation increased sales by 3% driven primarily by the strengthening of the Euro and British pound against the U.S. dollar. Higher price attainment increased sales by 2%. Cost pass-through was flat. Volumes decreased sales by 3% primarily driven by the metals and mining, manufacturing, and chemicals and energy end markets.
Operating Profit
Operating Profit for the EMEA segment increased $275 million, or 10%, in 2025 versus 2024. The increase was driven primarily by higher pricing, currency translation, and continued productivity initiatives, partially offset by lower volumes.
APAC

(Dollar amounts in millions)			Variance
Year Ended December 31,	2025	2024	2025 vs 2024
Sales	$6,661	$6,632	—%

Operating profit	$1,933	$1,918	1%
As a percent of sales	29.0%	28.9%

2025 vs 2024
% Change
Factors Contributing to Changes - Sales
Volume	(1)%
Price/Mix	—%
Cost pass-through	—%
Currency	(1)%
Acquisitions/Divestitures	2%
—%
The APAC segment includes Linde's industrial gases operations in approximately 15 Asian and South Pacific countries and regions including China, Australia, India and South Korea.
Sales
Sales for the APAC segment were flat in 2025 versus 2024. Acquisitions increased sales by 2%. Volumes decreased sales by 1%. Currency translation decreased sales by 1% primarily due to the weakening of the Australian dollar and Korean won against the U.S. dollar. Cost pass-through and pricing were flat.
Operating Profit
Operating profit in the APAC segment increased $15 million, or 1%, in 2025 versus 2024. The increase was primarily driven by productivity initiatives and acquisitions, partially offset by cost inflation, lower volumes, and currency translation.
Engineering

(Dollar amounts in millions)			Variance
Year Ended December 31,	2025	2024	2025 vs 2024
Sales	$2,250	$2,322	(3)%

Operating profit	$408	410	(1)%
As a percent of sales	18.1%	17.7%

2025 vs 2024
% Change
Factors Contributing to Changes - Sales
Currency	3%
Other	(6)%
(3)%
Sales
Engineering segment sales decreased $72 million, or 3%, in 2025 versus 2024 driven by project timing. Currency translation increased sales by 3%, primarily due to the strengthening of the Euro against the U.S. dollar.
Operating profit
Engineering segment operating profit decreased $2 million, or 1%, in 2025 versus 2024, as declines driven by project timing were largely offset by currency translation impacts.
Other

(Dollar amounts in millions)			Variance
Year Ended December 31,	2025	2024	2025 vs 2024
Sales	$1,318	$1,257	5%

Operating profit	$(6)	$62	(110)%
As a percent of sales	(0.5)%	4.9%

2025 vs 2024
% Change
Factors Contributing to Changes - Sales
Volume/Price	4%
Currency	1%
Acquisitions/Divestitures	—%
5%
Other consists of corporate costs and a few smaller businesses including: Linde Advanced Materials Technology ("LAMT") and global helium wholesale; which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other increased $61 million, or 5%, in 2025 versus 2024. Underlying sales increased 4% in 2025 versus 2024 primarily due to higher volumes in LAMT partially offset by helium. Currency translation increased sales by 1% in 2025 versus 2024.
Operating profit
Operating profit in Other decreased $68 million, or 110%, in 2025 versus 2024. The decrease was driven by helium and an insurance recovery in 2024, partially offset by LAMT volumes and continued productivity initiatives.
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

To help understand the reported results, the following is a summary of the significant currencies underlying Linde’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of 2025 Consolidated Sales	Exchange Rate for Statements of Income		Exchange Rate for Balance Sheet
		Average Year Ended December 31,		December 31,
Currency		2025	2024	2025	2024
Euro	17%	0.89	0.92	0.85	0.97
Chinese yuan	7%	7.19	7.20	6.99	7.30
British pound	4%	0.76	0.78	0.74	0.80
Brazilian real	4%	5.59	5.37	5.47	6.18
Australian dollar	4%	1.55	1.52	1.50	1.62
Mexican peso	3%	19.17	18.22	18.01	20.83
Korean won	3%	1,421	1,363	1,440	1,472
Canadian dollar	3%	1.40	1.37	1.37	1.44
Indian rupee	2%	87.13	83.67	89.88	85.61
Swedish krona	1%	9.79	10.57	9.21	11.07
South African rand	1%	17.87	18.32	16.56	18.84
Swiss franc	1%	0.83	0.88	0.79	0.91

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars) Year Ended December 31,	2025	2024
Net Cash Provided by (Used for)
Operating Activities
Net income (including noncontrolling interests)	$7,058	$6,737
Non-cash charges (credits):
Add: Cost reduction program and other charges, net of payments (a)	139	31
Add: Depreciation and amortization	3,763	3,780
Add (Less): Deferred income taxes	(465)	(142)
Add (Less): Non-cash charges and other	187	88
Net income adjusted for non-cash charges and other	10,682	10,494
Less: Pension contributions	(25)	(35)
Add (Less): Working capital	(240)	(845)
Add (Less): Other	(67)	(191)
Net cash provided by (used for) operating activities	$10,350	$9,423
Investing Activities
Capital expenditures	$(5,261)	$(4,497)
Acquisitions, net of cash acquired	(412)	(317)
Divestitures, net of cash divested and asset sales	42	170
Other investing, net	(90)	—
Net cash provided by (used for) investing activities	$(5,721)	$(4,644)
Financing Activities
Debt increases (decreases) – net	$2,911	$3,167
Issuances (purchases) of ordinary shares – net	(4,578)	(4,451)
Cash dividends – Linde plc shareholders	(2,811)	(2,655)
Noncontrolling interest transactions and other	(76)	(420)
Net cash provided by (used for) financing activities	$(4,554)	$(4,359)

Effect of exchange rate changes on cash	$131	$(234)
Cash and cash equivalents, end-of-period	$5,056	$4,850
____________________
(a)See Note 3 to the consolidated financial statements.
Cash increased $206 million in 2025 versus 2024. The primary sources of cash in 2025 were cash flows from operations of $10,350 million and net debt borrowings of $2,911 million. The primary uses of cash included capital expenditures of $5,261 million, net purchases of ordinary shares of $4,578 million, and cash dividends to shareholders of $2,811 million.
2025 compared with 2024
Cash Flows From Operations
Cash flows from operations were $10,350 million, an increase of $927 million from 2024. The increase was driven primarily by higher net income adjusted for non-cash charges and lower net working capital requirements, including higher inflows for contract liabilities from engineering customer advance payments when compared with 2024.
Investing
Net cash used for investing activities was $5,721 million in 2025 compared to $4,644 million in 2024. The increase was primarily attributable to higher capital expenditures.
Capital expenditures in 2025 were $5,261 million, an increase of $764 million from 2024. Capital expenditures during 2025 related primarily to investments in new plant and production equipment for backlog growth requirements.

Approximately 60% of the capital expenditures were in the Americas segment with 21% in the APAC segment and the rest largely in the EMEA segment.
At December 31, 2025, Linde's sale of gas backlog of large projects under construction was approximately $7.3 billion. This represents the total estimated capital cost of large plants under construction.
Acquisitions, net of cash acquired for 2025 were $412 million, an increase of $95 million from 2024. In 2025, acquisitions were primarily related to the EMEA and APAC segments. Acquisitions in the prior year were $317 million, primarily related to packaged gas businesses in the Americas (see Note 2 to the consolidated financial statements).
Divestitures, net of cash divested and asset sales in 2025 were $42 million compared with $170 million in 2024. Divestiture proceeds in 2024 included $69 million in net proceeds for a divestiture in APAC and a settlement with a supplier in the Americas.
Other investing, net for 2025 was an outflow of $90 million and relates to the cash settlement of foreign exchange contracts designated in a net investment hedging relationship. There were no cash settlements in 2024.
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
Cash used for financing activities was $4,554 million in 2025 as compared to $4,359 million in 2024. Cash provided by debt was $2,911 million in 2025 versus $3,167 million in 2024, driven primarily by lower net debt issuances in 2025 partially offset by higher commercial paper issuances. For the twelve months ended December 31, 2025, Linde issued €4,000 million Euro-denominated notes and CHF500 million Swiss-franc denominated notes, and redeemed or repaid $1,000 million U.S. dollar-denominated notes and €1,000 million Euro denominated notes (see Note 11).
Net purchases of ordinary shares were $4,578 million in 2025 versus $4,451 million in 2024. For additional information related to share repurchase programs, see Part II Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Cash dividends increased to $2,811 million in 2025 versus $2,655 million in 2024 driven primarily by an 8% increase in dividends per share to $6.00 per share from $5.56 per share, partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $76 million for the year ended December 31, 2025 versus cash used of $420 million for the respective 2024 period, driven primarily by cash inflows from financing related derivatives and the collection of notes receivable from the sale of the Company's GIST business (see Note 7).
Linde’s total net debt outstanding at December 31, 2025 was $21,933 million, $5,160 million higher than $16,773 million at December 31, 2024, and included higher foreign currency translation impacts of approximately $2,400 million. The December 31, 2025 net debt balance includes $26,388 million in public securities, and $601 million representing primarily worldwide bank borrowings, net of $5,056 million of cash. Linde’s global effective borrowing rate was approximately 2.3% for 2025.
The company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2025, Linde's credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A2 for long-term debt, respectively. The company maintains a $5 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreements as of December 31, 2025. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.
Note 11 to the consolidated financial statements includes information with respect to the company’s debt activity, current debt position, debt covenants and the available credit facilities; and Note 12 includes information relating to derivative financial instruments. Linde's credit facilities are with major financial institutions and are non-cancelable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facilities, if requested, to be low. Linde’s major bank credit and long-term debt agreements contain standard covenants. The company was in compliance with these covenants at December 31, 2025 and expects to remain in compliance for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS
As discussed in Note 17 to the consolidated financial statements, at December 31, 2025, Linde had undrawn outstanding letters of credit, bank guarantees and surety bonds entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Linde’s consolidated financial condition, results of operations, or liquidity.
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
The weighted-average expected long-term rates of return on pension plan assets were 7.00% for U.S. plans and 6.01% for non-U.S. plans at December 31, 2025 (7.00% and 6.02%, respectively at December 31, 2024). The expected long-term rate of return on the U.S. and Non-U.S. plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance. A 0.50% change in these expected long-term rates of return, with all other assumptions held constant, would change Linde’s pension expense by approximately $45 million.

The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $9,245 million, or $334 million higher than the fair value of assets of $8,911 million at December 31, 2025. These net deferred investment losses of $334 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.
Discount rates are used to calculate the present value of plan liabilities and pension costs and are determined annually by management. The company measures the service and interest cost components of pension and OPEB expense for significant U.S. and non-U.S. plans using the spot rate approach. U.S. plans that do not use the spot rate approach continue to determine discount rates by using a cash flow matching model provided by the company's independent actuaries. The model includes a portfolio of corporate bonds graded AA or better by at least half of the ratings agencies and matches the U.S. plans' projected cash flows to the calculated spot rates. Discount rates for the remaining Non-U.S. plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. Refer to Note 16 to the consolidated financial statements for a summary of the discount rates used to calculate plan liabilities and benefit costs, and to the Retirement Benefits section of the Consolidated Results and Other Information section of this MD&A for a further discussion of 2025 benefit costs. A 0.50% reduction in discount rates, with all other variables held constant, would increase Linde’s pension expense by approximately $3 million, whereas a 0.50% increase in discount rates would result in a decrease of $4 million. A 0.50% reduction in discount rates would increase the PBO by approximately $433 million whereas a 0.50% increase in discount rates would have a favorable impact to the PBO of approximately $394 million.
The weighted-average expected rate of compensation increase was 3.50% for U.S. plans and 2.53% for non-U.S. plans at December 31, 2025 (3.50% and 2.55%, respectively, at December 31, 2024). The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Linde’s pension expense by approximately $3 million and would impact the PBO by approximately $25 million.
Asset Impairments
Goodwill and Other Indefinite-Lived Intangibles Assets
At December 31, 2025, the company had goodwill of $27,927 million and $1,826 million of other indefinite-lived intangible assets. Goodwill represents the aggregate of the excess consideration paid for acquired businesses over the fair value of the net assets acquired. Indefinite-lived other intangibles relate to the Linde name.
The company performs a goodwill impairment test annually as of October 1 or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The impairment test performed during the fourth quarter of 2025 indicated no impairment. At December 31, 2025, Linde’s enterprise value was approximately $220 billion (outstanding shares multiplied by the year-end stock price plus net debt, and without any control premium) while its total capital was approximately $62 billion.
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
Management believes that the quantitative and qualitative factors used to perform its annual goodwill impairment assessment are appropriate and reasonable. Although the 2025 assessment indicated that it is more likely than not that the fair value of each reporting unit exceeded its carrying value, changes in circumstances or conditions affecting this analysis could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company's results of operations.
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
Income Taxes
At December 31, 2025, Linde had deferred tax assets of $1,284 million (net of valuation allowances of $151 million), and deferred tax liabilities of $6,417 million. At December 31, 2025, uncertain tax positions totaled $315 million (see Note 1 and Note 5 to the consolidated financial statements). Income tax expense was $1,989 million for the year ended December 31, 2025, or about 22.4% of pre-tax income (see Note 5 to the consolidated financial statements for additional information related to taxes).
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
Linde is subject to various claims, legal proceedings and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others (see Note 17 to the consolidated financial statements). Such contingencies are significant and the accounting requires considerable management judgments in analyzing each matter to assess the likely outcome and the need for establishing appropriate liabilities and providing adequate disclosures. Linde believes it records and/or discloses such contingencies as appropriate, and has reasonably estimated its liabilities.
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
The non-GAAP measures in the following reconciliations are presented in this MD&A.
Adjusted Amounts

(Dollar amounts in millions, except per share data)
Year Ended December 31,	2025	2024
Adjusted Operating Profit and Operating Margin
Reported operating profit	$8,923	$8,635
Add: Cost reduction program and other charges	273	145
Add: Purchase accounting impacts - Linde AG (c)	941	940
Total adjustments	1,214	1,085
Adjusted operating profit	$10,137	$9,720

Reported percentage change	3%
Adjusted percentage change	4%

Reported sales	$33,986	$33,005

Reported operating margin	26.3%	26.2%
Adjusted operating margin	29.8%	29.5%

Adjusted Depreciation and Amortization
Reported depreciation and amortization	$3,763	$3,780
Less: Purchase accounting impacts - Linde AG (c)	(777)	(923)
Adjusted depreciation and amortization	$2,986	$2,857

Adjusted Other Income (Expense) - net
Reported other income (expense) - net	$(58)	$185
Add: Purchase accounting impacts - Linde AG (c) (d)	(164)	(17)
Adjusted other income (expense) - net	$106	$202

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(229)	$(190)
Add: Pension settlement charges	(2)	(10)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(231)	$(200)

Adjusted Interest Expense - Net
Reported interest expense - net	$255	$256
Add: Purchase accounting impacts - Linde AG (c)	—	3
Adjusted interest expense - net	$255	$259

(Dollar amounts in millions, except per share data)
Year Ended December 31,	2025	2024
Adjusted Income Taxes (a)
Reported income taxes	$1,989	$2,002
Add: Purchase accounting impacts - Linde AG (c)	328	220
Add: Pension settlement charges	—	2
Add: Cost reduction program and other charges	81	36
Total adjustments	409	258
Adjusted income taxes	$2,398	$2,260

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$8,897	$8,569
Add: Pension settlement charge	2	10
Add: Purchase accounting impacts - Linde AG (c)	941	937
Add: Cost reduction program and other charges	273	145
Total adjustments	1,216	1,092
Adjusted income before income taxes and equity investments	$10,113	$9,661

Reported Income taxes	$1,989	$2,002
Reported effective tax rate	22.4%	23.4%

Adjusted income taxes	$2,398	$2,260
Adjusted effective tax rate	23.7%	23.4%

Income from Equity Investments
Reported income from equity investments	$150	$170
Add: Purchase accounting impacts - Linde AG (c)	72	72
Add: Cost reduction program and other charges	6	—
Total adjustments	78	72
Adjusted income from equity investments	$228	$242

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(160)	$(172)
Add: Purchase accounting impacts - Linde AG (c)	(11)	(12)
Add: Cost reduction program and other charges	—	16
Total adjustments	(11)	4
Adjusted noncontrolling interests	$(171)	$(168)

Adjusted Net Income - Linde plc (b)
Reported net income	$6,898	$6,565
Add: Pension settlement charge	2	8
Add: Cost reduction program and other charges	198	125
Add: Purchase accounting impacts - Linde AG (c)	674	777
Total adjustments	874	910
Adjusted net income - Linde plc	$7,772	$7,475

(Dollar amounts in millions, except per share data)
Year Ended December 31,	2025	2024
Adjusted Diluted EPS (b)
Reported diluted EPS	$14.61	$13.62
Add: Pension settlement charge	—	0.02
Add: Cost reduction program and other charges	0.42	0.26
Add: Purchase accounting impacts - Linde AG (c)	1.43	1.61
Total adjustments	1.85	1.89
Adjusted diluted EPS	$16.46	$15.51

Reported percentage change	7%
Adjusted percentage change	6%

Adjusted EBITDA and % of Sales
Net Income - Linde plc	$6,898	$6,565
Add: Noncontrolling interests	160	172
Add: Net pension and OPEB cost (benefit), excluding service cost	(229)	(190)
Add: Interest expense	255	256
Add: Income taxes	1,989	2,002
Add: Depreciation and amortization	3,763	3,780
EBITDA	12,836	12,585
Add: Cost reduction program and other charges	279	145
Add: Purchase accounting impacts - Linde AG (c)	236	89
Total adjustments	515	234
Adjusted EBITDA	$13,351	$12,819

Reported sales	$33,986	$33,005
% of sales
EBITDA	37.8%	38.1%
Adjusted EBITDA as a % of Sales	39.3%	38.8%
(a)The income tax expense (benefit) on the non-GAAP pre-tax adjustments was determined using the applicable tax rates for the jurisdictions that were utilized in calculating the GAAP income tax expense (benefit) and included both current and deferred income tax amounts.
(b) Net of income taxes which are shown separately in “Adjusted Income Taxes and Effective Tax Rate”.
(c)The company believes that its non-GAAP measures excluding merger Purchase accounting impacts - Linde AG are useful to investors because: (i) the 2018 business combination was a merger of equals in an all-stock merger transaction, with no cash consideration, (ii) the company is managed on a geographic basis and the results of certain geographies are more heavily impacted by merger purchase accounting than others, causing results that are not comparable at the reportable segment level, therefore, the impacts of merger purchasing accounting adjustments to each segment vary and are not comparable within the company and when compared to other companies in similar regions, (iii) business management is evaluated and variable compensation is determined based on results excluding merger purchase accounting impacts, and; (iv) it is important to investors and analysts to understand the purchase accounting impacts to the financial statements.
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
(d)2025 Adjusted other income (expense) - net excludes a charge of $150 million associated with Linde AG merger-related purchase accounting impacts.
Net Debt and Adjusted Net Debt
Net debt is a financial liquidity measure used by investors, financial analysts and management to evaluate the ability of a company to repay its debt. Purchase accounting impacts have been excluded as they are non-cash and do not have an impact on liquidity.

(Millions of dollars)
December 31,	2025	2024
Debt	$26,989	$21,623
Less: cash and cash equivalents	(5,056)	(4,850)
Net debt	21,933	16,773
Less: purchase accounting impacts - Linde AG	(3)	(4)
Adjusted net debt	$21,930	$16,769
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
Linde plc established a European debt issuance program on May 11, 2020, and filed a base prospectus with the Luxembourg Stock Exchange as subsequently updated on May 8, 2025 and supplemented by the first supplement on August 21, 2025 and the second supplement on October 31, 2025, for a €20.0 billion debt issuance program (or the equivalent in other currencies), under which Linde plc may offer debt securities. Linde Inc. and Linde GmbH have provided to Linde plc upstream guarantees in relation to debt securities of Linde plc offered under the European debt issuance program, as confirmed to the current program amount. Under the European debt issuance program, Linde plc may issue unsecured notes with such terms, including currency, interest rate and maturity, as agreed by Linde plc and the purchasers of such notes at the time of sale and as set out in the final terms for the relevant issue of notes. The current

European debt issuance program will be valid for a period of one year from May 8, 2025, after which it will require updating prior to any further issuance of notes.
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

(Millions of dollars)
Statement of Income Data
Year Ended December 31,	2025	2024
Sales	$8,844	$7,995
Operating profit	1,512	1,526
Net income	3	3,553
Transactions with non-guarantor subsidiaries	3,989	7,177

Balance Sheet Data (at period end)
Current assets (a)	4,815	7,827
Long-term assets (b)	16,808	14,481
Current liabilities (c)	10,085	10,309
Long-term liabilities (d)	73,336	64,848

(a) From current assets above, amount due from non-guarantor subsidiaries	1,097	4,425
(b) From long-term assets above, amount due from non-guarantor subsidiaries	724	1,031
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,325	1,841
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	$48,301	$45,378

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of Linde’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2025. The range of changes chosen for these discussions reflects Linde’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.
Interest Rate Risk
At December 31, 2025, Linde had debt totaling $26,989 million ($21,623 million at December 31, 2024). For fixed-rate instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest rate changes generally do not affect the fair market value of the instrument but impact future earnings and cash flows, assuming that other factors are held constant. At December 31, 2025, including the impact of derivatives, Linde had fixed-rate debt of $21,879 million and floating-rate debt of $5,110 million, representing 81% and 19%, respectively, of total debt. At December 31, 2024, including the impact of derivatives, Linde had fixed-rate debt of $17,584 million and floating-rate debt of $4,039 million, representing 81% and 19%, respectively, of total debt.
Fixed Rate Debt
This sensitivity analysis assumes that, holding all other variables constant (such as foreign exchange rates, swaps and debt levels), a one hundred basis point increase in interest rates would decrease the unrealized fair market value of the fixed-rate debt portfolio by approximately $1,135 million ($918 million in 2024).
Variable Rate Debt
At December 31, 2025, the after-tax earnings and cash flows impact of a one hundred basis point increase in interest rates, including offsetting impact of derivatives, on the variable-rate debt portfolio would be approximately $51 million ($40 million in 2024). Any such increase would be partially mitigated by higher interest earned on deposits of cash.
Foreign Currency Risk
Linde’s exchange-rate exposures result primarily from its investments and ongoing operations in Latin America (primarily Brazil and Mexico), Europe (primarily Germany, Scandinavia, and the U.K.), Canada, Asia Pacific (primarily Australia and China) and other business transactions such as the procurement of equipment from foreign sources. Linde frequently utilizes currency contracts to hedge these exposures. At December 31, 2025, Linde had a notional amount outstanding of $13,653 million ($11,942 million at December 31, 2024) related to foreign exchange contracts. The majority of these were to hedge recorded balance sheet exposures, primarily intercompany loans denominated in non-functional currencies. See Note 12 to the consolidated financial statements.
Holding all other variables constant, if there were a 10% strengthening of the U.S. dollar against foreign currencies, largely consisting of the Euro, British pound, Chinese yuan, Mexican peso and Swiss franc, the fair market value of foreign-currency contracts outstanding at December 31, 2025 would decrease by approximately $52 million and at December 31, 2024 would increase by approximately $115 million, which would be largely offset by an offsetting loss or gain on the foreign-currency fluctuation of the underlying exposure being hedged.
Holding all other variables constant, if there were a 10% increase in foreign-currency exchange rates on the external debt portfolio, consisting largely of Euro-denominated debt, the fair market value of foreign-currency denominated debt outstanding would decrease by approximately $1,805 million and $1,334 million at December 31, 2025 and 2024, respectively, which would be largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged.

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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Linde’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2025 as stated in their report.

/s/ SANJIV LAMBA	/s/ KELCEY E. HOYT
Sanjiv Lamba Chairman and Chief Executive Officer	Kelcey E. Hoyt Chief Accounting Officer
/s/ MATTHEW J. WHITE
Matthew J. White Chief Financial Officer	February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Linde plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Linde plc and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Estimated Costs at Completion
As described in Note 19 to the consolidated financial statements, $2,250 million of the Company’s total revenues for the year ended December 31, 2025 was generated from sale of equipment contracts. Sales of equipment contracts are generally comprised of a single performance obligation. Revenue from sale of equipment is generally recognized over time as the Company has an enforceable right to payment for performance completed to date and performance does not create an asset with alternative use. For contracts recognized over time, revenue is recognized primarily using a cost incurred input method. Costs incurred to date relative to total estimated costs at completion are used to measure progress toward satisfying performance obligations. Costs incurred include material, labor, and overhead costs and represent work contributing and proportionate to the transfer of control to the customer. Changes to cost estimates and contract modifications are typically accounted for as part of the existing contract and are recognized as cumulative adjustments for the inception-to-date effect of such change.
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
February 25, 2026

We have served as the Company’s or its predecessor’s auditor since 1992.

CONSOLIDATED STATEMENTS OF INCOME
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2025	2024	2023
Sales	$33,986	$33,005	$32,854
Cost of sales, exclusive of depreciation and amortization	17,389	17,143	17,492
Selling, general and administrative	3,433	3,337	3,295
Depreciation and amortization	3,763	3,780	3,816
Research and development	147	150	146
Cost reduction program and other charges	273	145	40
Other income (expense) - net	(58)	185	(41)
Operating Profit	8,923	8,635	8,024
Interest expense - net	255	256	200
Net pension and OPEB cost (benefit), excluding service cost	(229)	(190)	(164)
Income Before Income Taxes and Equity Investments	8,897	8,569	7,988
Income taxes	1,989	2,002	1,814
Income Before Equity Investments	6,908	6,567	6,174
Income from equity investments	150	170	167
Net Income (Including Noncontrolling Interests)	7,058	6,737	6,341
Less: noncontrolling interests	(160)	(172)	(142)
Net Income – Linde plc	$6,898	$6,565	$6,199

Per Share Data – Linde plc Shareholders
Basic earnings per share	$14.69	$13.71	$12.70
Diluted earnings per share	$14.61	$13.62	$12.59

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	469,488	478,773	488,191
Diluted shares outstanding	472,195	482,092	492,290
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions)

Year Ended December 31,	2025	2024	2023
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$7,058	$6,737	$6,341

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	714	(1,638)	399
Reclassifications to net income	(80)	—	—
Income taxes	12	6	1
Translation adjustments	646	(1,632)	400
Funded status - retirement obligations (Note 16):
Retirement program remeasurements	60	674	(480)
Reclassifications to net income	(28)	—	(14)
Income taxes	(7)	(155)	114
Funded status - retirement obligations	25	519	(380)
Derivative instruments (Note 12):
Current year unrealized gain (loss)	53	(38)	(80)
Reclassifications to net income	(23)	22	13
Income taxes	(8)	3	12
Derivative instruments	22	(13)	(55)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	693	(1,126)	(35)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	7,751	5,611	6,306
Less: noncontrolling interests	(192)	(135)	(130)
COMPREHENSIVE INCOME - LINDE PLC	$7,559	$5,476	$6,176
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions)

December 31,	2025	2024
Assets
Cash and cash equivalents	$5,056	$4,850
Accounts receivable - net	4,966	4,622
Contract assets	269	263
Inventories	2,055	1,946
Prepaid and other current assets	979	1,264
Total Current Assets	13,325	12,945
Property, plant and equipment - net	28,260	24,775
Equity investments	2,015	2,130
Goodwill	27,927	25,937
Other intangible assets – net	11,871	11,330
Other long-term assets	3,419	3,030
Total Assets	$86,817	$80,147
Liabilities and Equity
Accounts payable	$2,810	$2,507
Short-term debt	4,510	4,223
Current portion of long-term debt	1,796	2,057
Contract liabilities	1,231	1,194
Accrued taxes	680	637
Other current liabilities	4,171	3,926
Total Current Liabilities	15,198	14,544
Long-term debt	20,683	15,343
Other long-term liabilities	4,355	4,015
Deferred credits	6,840	6,757
Total Liabilities	47,076	40,659
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity:
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2025 and 2024 issued: 490,766,972 ordinary shares	1	1
Additional paid-in capital	39,430	39,603
Retained earnings	16,608	12,634
Accumulated other comprehensive income (loss)	(6,233)	(6,894)
Less: Treasury shares, at cost (2025 – 27,086,030 shares and 2024 – 17,530,240 shares)	(11,561)	(7,252)
Total Linde plc Shareholders’ Equity	38,245	38,092
Noncontrolling interests	1,483	1,383
Total Equity	39,728	39,475
Total Liabilities and Equity	$86,817	$80,147
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LINDE PLC AND SUBSIDIARIES
(Millions of dollars)

Year Ended December 31,	2025	2024	2023
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Linde plc	$6,898	$6,565	$6,199
Add: Noncontrolling interests	160	172	142
Net Income (including noncontrolling interests)	$7,058	$6,737	$6,341
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges	139	31	(118)
Depreciation and amortization	3,763	3,780	3,816
Deferred income taxes	(465)	(142)	(84)
Share-based compensation	164	160	141
Non-cash charges and other	23	(72)	43
Working capital
Accounts receivable	(122)	(160)	(86)
Contract assets and liabilities, net	(72)	(409)	(168)
Inventory	47	56	(127)
Prepaid and other current assets	55	(55)	66
Payables and accruals	(148)	(277)	(168)
Pension contributions	(25)	(35)	(46)
Long-term assets, liabilities and other	(67)	(191)	(305)
Net cash provided by operating activities	10,350	9,423	9,305
Investing
Capital expenditures	(5,261)	(4,497)	(3,787)
Acquisitions, net of cash acquired	(412)	(317)	(953)
Divestitures, net of cash divested and asset sales	42	170	70
Other investing, net	(90)	—	—
Net cash used for investing activities	(5,721)	(4,644)	(4,670)
Financing
Short-term debt borrowings (repayments) – net	41	(372)	554
Long-term debt borrowings	5,148	4,844	2,188
Long-term debt repayments	(2,278)	(1,305)	(1,682)
Issuances of ordinary shares	23	31	33
Purchases of ordinary shares	(4,601)	(4,482)	(3,958)
Cash dividends - Linde plc shareholders	(2,811)	(2,655)	(2,482)
Noncontrolling interest transactions and other	(76)	(420)	(53)
Net cash used for financing activities	(4,554)	(4,359)	(5,400)
Effect of exchange rate changes on cash and cash equivalents	131	(234)	(7)
Change in cash and cash equivalents	206	186	(772)
Cash and cash equivalents, beginning-of-period	4,850	4,664	5,436
Cash and cash equivalents, end-of-period	$5,056	$4,850	$4,664

Supplemental Data
Interest paid, net of capitalized interest	$548	$443	$451
The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
LINDE PLC AND SUBSIDIARIES
(Dollar amounts in millions, except per share data, shares in thousands)

	Linde plc Shareholders’ Equity
	Ordinary shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2022	552,013	$1	$40,005	$20,541	$(5,782)	59,555	$(14,737)	$40,028	$1,346	$41,374
Net Income available for Linde plc shareholders				6,199				6,199	142	6,341
Other comprehensive income (loss)					(23)			(23)	(12)	(35)
Noncontrolling interests:
Dividends and other capital reductions								—	(113)	(113)
Additions (Reductions)			$(12)					(12)	(1)	(13)
Dividends ($5.10 per ordinary share)				(2,482)				(2,482)		(2,482)
Issuances of ordinary shares:
For employee savings and incentive plans			(322)	(113)		(924)	307	(128)		(128)
Purchases of ordinary shares						10,937	(4,003)	(4,003)		(4,003)
Share-based compensation			141					141		141
Intercompany reorganization (Note 14)	(61,246)			(15,300)		(61,246)	15,300			—
Balance, December 31, 2023	490,767	$1	$39,812	$8,845	$(5,805)	8,322	$(3,133)	$39,720	$1,362	$41,082
Net Income available for Linde plc shareholders				6,565				6,565	172	6,737
Other comprehensive income (loss)					(1,089)			(1,089)	(37)	(1,126)
Noncontrolling interests:
Dividends and other capital reductions								—	(133)	(133)
Additions (Reductions)								—	19	19
Dividends ($5.56 per ordinary share)				(2,655)				(2,655)		(2,655)
Issuances of ordinary shares:
For employee savings and incentive plans			(369)	(121)		(868)	340	(150)		(150)
Purchases of ordinary shares						10,076	(4,459)	(4,459)		(4,459)
Share-based compensation			160					160		160
Balance, December 31, 2024	490,767	$1	$39,603	$12,634	$(6,894)	17,530	$(7,252)	$38,092	$1,383	$39,475
Net Income available for Linde plc shareholders				6,898				6,898	160	7,058
Other comprehensive income (loss)					661			661	32	693
Noncontrolling interests:
Dividends and other capital reductions								—	(119)	(119)
Additions (Reductions)			(4)					(4)	27	23
Dividends ($6.00 per ordinary share)				(2,811)				(2,811)		(2,811)
Issuances of ordinary shares:
For employee savings and incentive plans			(333)	(113)		(706)	297	(149)		(149)
Purchases of ordinary shares						10,262	(4,606)	(4,606)		(4,606)
Share-based compensation			164					164		164
Balance, December 31, 2025	490,767	$1	$39,430	$16,608	$(6,233)	27,086	$(11,561)	$38,245	$1,483	$39,728
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
Financial Instruments – Linde enters into various derivative financial instruments to manage its exposure to fluctuating interest rates, currency exchange rates, commodity pricing and energy costs. Such instruments primarily include interest-rate swap and treasury rate lock agreements, forward contracts, and commodity-swap agreements. These instruments are not entered into for trading purposes. Linde only uses commonly traded and non-leveraged instruments.
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
When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge, cash-flow hedge, or a net investment hedge. Currently, Linde designates all interest-rate and treasury rate locks as hedges for accounting purposes when used. Currency contracts are generally not designated as hedges for accounting purposes. However, currency contracts related to certain forecasted transactions and net investments in foreign-denominated subsidiaries are designated as hedges for accounting purposes. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively.
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
The company performs a goodwill impairment test annually as of October 1 or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The impairment test allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. Reporting units are determined based on one level below the operating segment level. The qualitative analysis of goodwill for the year ended December 31, 2025 showed the fair value of the reporting units substantially exceeded the carrying value, as such further analysis was not performed.
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
Recently Issued Accounting Standards
Accounting Standards Implemented in 2025
Improvements to Income Tax Disclosures - In December 2023, the FASB issued guidance requiring enhanced disclosure related to income taxes. The standard requires additional or modified disclosures related to the income tax rate reconciliation, disaggregation of income taxes paid, and several other disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard impacted disclosures within the company's consolidated financial statements. Linde has adopted this guidance retrospectively for fiscal year 2025 (see Note 5).
Accounting Standards to be Implemented
Disaggregation of Income Statement Expenses - In November 2024, the FASB issued guidance requiring disaggregated disclosure of income statement expenses. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years after December 15, 2027, with early adoption permitted. The standard can be applied either prospectively after the effective date or retrospectively to any or all periods presented. The adoption of this standard will only impact disclosures within the company's consolidated financial statements and the company is evaluating the impact this guidance will have on those disclosures.

Targeted Improvements to the Accounting for Internal-Use Software - In September 2025, the FASB issued guidance that amends the existing standard for internal-use software by removing the software development project stage model and introducing a recognition and capitalization framework to reflect current software development practices. The new standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The standard can be applied prospectively, retrospectively, or via a modified prospective transition method. The adoption of this standard is not expected to have a material impact on the financial statements.
NOTE 2. ACQUISITIONS AND DIVESTITURES
Acquisitions
The fair value of purchase consideration for acquisitions, net of cash acquired was $412 million, $317 million and $953 million for the years ended December 31, 2025, 2024 and 2023, respectively. Acquisitions in 2025 primarily related to APAC and EMEA. Acquisitions in 2024 and 2023 primarily related to the Americas.
2023 Acquisition of nexAir, LLC
On January 5, 2023, Linde completed the acquisition of nexAir, LLC, a gas distribution and welding supply company in the United States, in order to further expand the company’s geographic footprint into different regions. Prior to completion of the acquisition, Linde held a 23% interest in nexAir, LLC. Pursuant to a signed purchase agreement between Linde and nexAir, LLC, Linde purchased the remaining 77% ownership interest in an all cash transaction with a total purchase price of $866 million, or $811 million net of cash acquired. The fair value of Linde’s equity interest in nexAir, LLC immediately preceding the acquisition date was $183 million, which resulted in a gain on remeasurement of the company’s previously held equity interest which was not material; this gain is recorded within “Other income (expense) – net” on the consolidated statements of income.
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
Divestitures
Divestitures, net of cash divested and asset sales were $42 million, $170 million, and $70 million for the years ended December 31, 2025, 2024 and 2023, respectively. Divestiture proceeds in 2024 include $69 million in net proceeds for a divestiture in APAC and a settlement with a supplier in the Americas.

NOTE 3. COST REDUCTION PROGRAM AND OTHER CHARGES
2025 Cost reduction program and other charges
Cost reduction program and other charges were $273 million for the year ended December 31, 2025. Costs include global severance charges of $308 million, largely related to Engineering, and other benefits of $35 million largely related to a divestiture. Cost reduction program and other charges for 2025 included an income tax benefit of $81 million.
2024 Cost reduction program and other charges
Cost reduction program and other charges were $145 million for the year ended December 31, 2024. Costs include severance of $165 million, other cost reduction charges of $23 million, and a benefit of $43 million related to a divestiture in APAC. Cost reduction program and other charges for 2024 included an income tax benefit of $35 million.
2023 Cost reduction program and other charges
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
Cash Requirements
Cost reduction program and other charges, net of payments in the consolidated statements of cash flows for the twelve months ended December 31, 2025 and 2024 also reflect the impact of cash payments of liabilities accrued as of December 31, 2024 and 2023, respectively. Remaining cash requirements are expected to be paid largely through 2026.
The following table summarizes the activities related to the company's cost reduction programs and other charges during 2024 and 2025:

(millions of dollars)	Severance costs	Other charges	Total
Balance, December 31, 2023	$172	$42	$214
2024 Cost reduction program and other charges	165	(20)	145
Less: Cash payments, net	(133)	19	(114)
Less: Non-cash charges	—	4	4
Foreign currency translation and other	(8)	—	(8)
Balance, December 31, 2024	$196	$45	$241
2025 Cost reduction program and other charges	308	(35)	273
Less: Cash payments, net	(136)	2	(134)
Less: Non-cash charges	—	40	40
Foreign currency translation and other	17	1	18
Balance, December 31, 2025	$385	$53	$438

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
NOTE 4. LEASES
In the normal course of its business, Linde enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Linde determines whether a contract is or contains a lease at contract inception. Total lease and rental expenses related to operating lease right of use assets for the twelve months ended December 31, 2025, 2024 and 2023 were $311 million, $303 million and $284 million, respectively. Operating lease costs are included in selling, general and administrative expenses and cost of sales, exclusive of depreciation and amortization. The related assets and obligations are included in other long-term assets and other current liabilities and other long-term liabilities, respectively. Total lease and rental expenses related to finance lease right of use assets for the twelve months ended December 31, 2025, 2024 and 2023 were $74 million, $70 million and $58 million, respectively, and the costs are included in depreciation and amortization and interest. Related assets and obligations are included in other long-term assets and other current liabilities and other long-term liabilities, respectively. Linde includes renewal options that are reasonably certain to be exercised as part of the lease term. Operating and financing lease expenses above include short term and variable lease costs which are immaterial.
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

Gains and losses on sale and leaseback transactions were immaterial. Operating cash flows used for operating leases for the twelve months ended December 31, 2025, 2024 and 2023 were $250 million, $249 million and $249 million, respectively. Cash flows used for finance leases for the same period were immaterial.

Supplemental balance sheet information related to leases is as follows:

(Millions of dollars)
December 31,	2025	2024
Operating Leases
Operating lease right-of-use assets	$886	$800

Other current liabilities	199	176
Other long-term liabilities	667	606
Total operating lease liabilities	866	782

Finance Leases
Finance lease right-of-use assets	193	189

Other current liabilities	62	54
Other long-term liabilities	152	150
Total finance lease liabilities	$214	$204
Supplemental operating lease information:

(Millions of dollars)
December 31,	2025	2024
Weighted average lease term (years)	8	8
Weighted average discount rate	4.46%	4.17%
Future operating and finance lease payments as of December 31, 2025 are as follows (millions of dollars):

Period	Operating Leases	Financing Leases
2026	$232	$65
2027	183	55
2028	139	40
2029	103	25
2030	68	12
Thereafter	322	44
Total future undiscounted lease payments	1,047	241
Less imputed interest	(181)	(27)
Total reported lease liability	$866	$214
NOTE 5. INCOME TAXES
Pre-tax income applicable to U.S. and non-U.S. operations is as follows:

(Millions of dollars) Year Ended December 31,	2025	2024	2023
United States	$2,934	$2,717	$2,859
Non-U.S.	5,963	5,852	5,129
Total income before income taxes	$8,897	$8,569	$7,988
Provision for Income Taxes
The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2025	2024	2023
Current tax expense (benefit)
U.S. federal	$475	$436	$260
State and local	114	106	116
Non-U.S.	1,865	1,602	1,522
	2,454	2,144	1,898
Deferred tax expense (benefit)
U.S. federal	46	3	57
State and local	(15)	11	5
Non-U.S.	(496)	(156)	(146)
	(465)	(142)	(84)
Total income taxes	$1,989	$2,002	$1,814
Effective Tax Rate Reconciliation
Linde plc is not subject to tax in Ireland, its country of incorporation. For purposes of the effective tax rate reconciliation, the company utilizes the U.S. statutory income tax rate of 21%. An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2025		2024		2023
U.S. Federal statutory income tax	$1,868	21.0%	$1,800	21.0%	$1,677	21.0%
State and local income taxes, net of Federal income tax effect (a)	88	1.0%	102	1.2%	105	1.3%
Foreign tax effects
Germany
Changes in tax laws or rates	(158)	(1.8)%	—	—%	—	—%
Other	60	0.7%	49	0.6%	60	0.8%
Other foreign jurisdictions	201	2.2%	172	2.0%	148	1.9%
Share-based compensation	(60)	(0.7)%	(63)	(0.7)%	(63)	(0.8)%
Tax credits	(42)	(0.5)%	(45)	(0.5)%	(20)	(0.3)%
Changes in unrecognized tax benefits	10	0.2%	2	—%	(54)	(0.7)%
Other adjustments	22	0.3%	(15)	(0.2)%	(39)	(0.5)%
Provision for income taxes	$1,989	22.4%	$2,002	23.4%	$1,814	22.7%

(a) In 2025, 2024, and 2023, state taxes in California, Illinois, Indiana, New Jersey, Michigan, Pennsylvania, Texas, Florida, Minnesota, and Oregon made up the majority (greater than 50 percent) of the tax effect in this category.

Income Taxes Paid
Income taxes paid by federal, state/local, and foreign:

(Millions of dollars) Year Ended December 31,	2025	2024	2023
U.S. Federal	$544	$503	$483
State and local	100	106	121
Non-U.S.	1,630	1,607	1,351
Total	$2,274	$2,216	$1,955
Income taxes paid by jurisdiction:

(Millions of dollars) Year Ended December 31,	2025	2024	2023
United States	$644	$609	$604
Germany	82	224	236
China	199	201	187
Mexico	237	158	138
Others	1,112	1,024	790
Total	$2,274	$2,216	$1,955

Net Deferred Tax Liabilities
Net deferred tax liabilities included in the consolidated balance sheets are comprised of the following:

(Millions of dollars) December 31,	2025	2024
Deferred tax liabilities
Fixed assets	$2,462	$2,378
Goodwill	263	233
Other intangible assets	2,672	2,638
Subsidiary/equity investments	492	535
Benefit plans and related (b)(c)	40	—
Other (a)	488	736
	$6,417	$6,520
Deferred tax assets
Carryforwards	$380	$505
Benefit plans and related (b)(c)	—	16
Inventory	87	87
Accruals and other (d)	968	827
	$1,435	$1,435
Less: Valuation allowances (e)	(151)	(146)
	$1,284	$1,289
Net deferred tax liabilities	$5,133	$5,231
Recorded in the consolidated balance sheets as (Note 7):
Other long-term assets	423	428
Deferred credits	5,556	5,659
	$5,133	$5,231

(a)Includes $236 million in 2025 and $235 million in 2024 related to right-of-use lease assets and includes $82 million in 2025 and $335 million in 2024 related to timing differences regarding certain engineering projects accounted for on the cost incurred input method.
(b)Includes deferred tax liabilities of $102 million and $95 million in 2025 and 2024, respectively, related to pension / OPEB funded status (see Notes 7 and 16).
(c)The amounts are net of deferred tax assets of $137 million in 2025 and deferred tax liabilities of $290 million in 2024.
(d)Includes $244 million in 2025 and $244 million in 2024 related to lease liabilities.
(e)Summary of changes in valuation allowances relating to deferred tax assets follows (millions of dollars):

(Millions of dollars)	2025	2024	2023
Balance, January 1,	$(146)	$(176)	$(276)
Income tax (charge) benefit	1	26	65
Other, including write-offs	—	—	34
Translation adjustments	(6)	4	1
Balance, December 31,	$(151)	$(146)	$(176)
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
As of December 31, 2025, the company had $380 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $151 million of valuation allowances. These deferred tax assets include $338 million relating to NOLs, of which $46 million expire within 5 years, $20 million expire after 5 years, and $272 million have no expiration. The deferred tax assets also include $42 million related to credits of which $2 million expire within 5 years, $36 million expire after 5 years, and $4 million have no expiration. The valuation allowances of $151 million primarily relate to NOLs. Management has determined, based on financial projections and available tax strategies, that it is unlikely that the benefit of these losses will be realized. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.
The company has $492 million of non-U.S income and withholding taxes accrued related to its investment in non-U.S. subsidiaries and equity investments. A provision has not been made for any additional non-U.S. income or withholding taxes at December 31, 2025 on unremitted non-U.S. earnings on which the company intends to remain indefinitely reinvested or on other outside basis differences in its investments unrelated to unremitted earnings. A determination of deferred taxes related to these items is not practicable.
Uncertain Tax Positions
Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The company has unrecognized income tax benefits totaling $315 million, $292 million and $304 million as of December 31, 2025, 2024, and 2023, respectively. If recognized, the majority of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statements of income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2025	2024	2023
Unrecognized income tax benefits, January 1	$292	$304	$325
Additions for tax positions of prior years	9	19	108
Reductions for tax positions of prior years (a)	(2)	(9)	(121)
Additions for current year tax positions	22	11	—
Reductions for settlements with taxing authorities	(4)	(12)	(1)
Other (b)	(2)	(21)	(7)
Unrecognized income tax benefits, December 31	$315	$292	$304

(a)2023 amounts are primarily related to the closure of tax audits.
(b)Other includes reductions for statute of limitation lapses and foreign currency translation.
The company classifies interest income and expense related to income taxes as tax expense in the consolidated statements of income. For the years ended December 31, 2025 and 2024, the company recognized net interest expense of $3 million. For the year ended December 31, 2023, the company recognized net interest income of $17 million. The company had $19 million and $16 million of accrued interest and penalties as of December 31, 2025 and 2024, respectively, which were recorded in other long-term liabilities in the consolidated balance sheets (See Note 7).
As of December 31, 2025, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major tax jurisdictions	Open Years
Americas
United States	2022 through 2025
Canada	2014 through 2025
Mexico	2014 through 2025
Brazil	2008 through 2025

EMEA
Germany	2018 through 2025
United Kingdom	2022 through 2025

APAC
Australia	2021 through 2025
China	2020 through 2025
India	2007 through 2025
South Korea	2020 through 2025
NOTE 6. EARNINGS PER SHARE – LINDE PLC SHAREHOLDERS
Basic and Diluted earnings per share - Linde plc shareholders is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	2025	2024	2023
Numerator (Millions of dollars)
Net Income – Linde plc	$6,898	$6,565	$6,199
Denominator (Thousands of shares)
Weighted average shares outstanding	468,673	477,998	487,656
Shares earned and issuable under compensation plans	815	775	535
Weighted average shares used in basic earnings per share	469,488	478,773	488,191
Effect of dilutive securities
Stock options and awards	2,707	3,319	4,099
Weighted average shares used in diluted earnings per share	472,195	482,092	492,290

Basic Earnings Per Share	$14.69	$13.71	$12.70
Diluted Earnings Per Share	$14.61	$13.62	$12.59

The weighted-average of antidilutive securities excluded from the calculation of diluted earnings per share were 572 thousand and 268 thousand for the twelve months ended December 31, 2025 and 2024, respectively. There were no antidilutive securities in the respective 2023 period.

NOTE 7. SUPPLEMENTAL INFORMATION
Income Statement

(Millions of dollars) Year Ended December 31,	2025	2024	2023
Selling, General and Administrative
Selling	$1,350	$1,333	$1,330
General and administrative	2,083	2,004	1,965
	$3,433	$3,337	$3,295

Year Ended December 31,	2025	2024	2023
Depreciation and Amortization (a)
Depreciation	$3,246	$3,226	$3,266
Amortization of intangibles (Note 10)	517	554	550
Depreciation and Amortization	$3,763	$3,780	$3,816

Year Ended December 31,	2025	2024	2023
Other Income (Expenses) – Net
Currency related net gains (losses)	$(13)	$(11)	$(47)
Partnership income	2	3	2
Severance expense	(16)	(16)	(12)
Asset divestiture gains (losses) – net	34	77	21
Insurance recoveries	2	45	10
Purchase accounting impacts - Linde AG merger	(164)	(17)	(15)
Other – net gains (losses)	97	104	—
	$(58)	$185	$(41)

Year Ended December 31,	2025	2024	2023
Interest Expense – Net
Interest incurred on debt and other	$575	$555	$480
Interest income	(209)	(228)	(197)
Amortization on acquired debt	—	(3)	(16)
Interest capitalized	(111)	(68)	(67)
	$255	$256	$200
Balance Sheet

(Millions of dollars) December 31,	2025	2024
Accounts Receivable
Trade and Other receivables	$5,547	$5,043
Less: allowance for expected credit losses	(581)	(421)
	$4,966	$4,622
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $5,032 million and $4,573 million at December 31, 2025 and December 31, 2024, respectively, and gross receivables aged greater than one year were $377 million and $322 million at December 31, 2025 and December 31, 2024, respectively. Gross other receivables were $138 million and $148 million at December 31, 2025 and December 31, 2024, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Provisions for expected credit losses were $207 million, $180 million and $175 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively. Allowance for expected credit losses increased to $581 million including an adjustment of $150 million to the allowance for homecare receivables, recorded through Other income (expenses) - net. The allowance activity in the twelve months ended December 31, 2025 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.

December 31,	2025	2024
Inventories
Raw materials and supplies	$530	$529
Work in process	346	371
Finished goods	1,179	1,046
	$2,055	$1,946

December 31,	2025	2024
Prepaid and Other Current Assets
Prepaid and other deferred charges (b)	$546	$579
VAT recoverable	229	177
Unrealized gains on derivatives (Note 12)	107	302
Other (c)	97	206
	$979	$1,264

December 31,	2025	2024
Other Long-term Assets
Pension assets (Note 16)	$1,298	$1,106
Insurance contracts (d)	32	32
Long-term receivables, net (e)	29	28
Lease assets (Note 4)	1,079	989
Deposits	62	73
Investments carried at cost (f) (Note 17)	108	106
Deferred charges	63	58
Deferred income taxes (Note 5)	423	428
Unrealized gains on derivatives (Note 12)	10	4
Contract assets (Note 19)	67	—
Other	248	206
	$3,419	$3,030

December 31,	2025	2024
Other Current Liabilities
Accrued expenses	$1,278	$1,321
Payroll	649	618
VAT payable	342	256
Pension and postretirement (Note 16)	41	37
Interest payable	310	227
Lease liability (Note 4)	261	230
Insurance reserves	21	20
Unrealized losses on derivatives (Note 12)	72	92
Contingent liabilities (Note 17)	128	167
Cost reduction programs and other charges (Note 3)	255	175
Other	814	783
	$4,171	$3,926
Payables
Linde has agreements to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the company with designated third-party financial institutions. The outstanding payment obligations under the company’s supplier finance programs are included in the consolidated balance sheets and were not material as of December 31, 2025 or 2024.

December 31,	2025	2024
Other Long-term Liabilities
Pension and postretirement (Note 16)	$473	$519
Tax liabilities for uncertain tax positions (Note 5)	230	210
Lease liability (Note 4)	819	756
Interest and penalties for uncertain tax positions (Note 5)	19	16
Insurance reserves	63	60
Asset retirement obligation	318	305
Unrealized losses on derivatives (Note 12)	2	9
Cost reduction programs and other charges (Note 3)	183	66
Contingent liabilities (Note 17)	1,828	1,646
Other	420	428
	$4,355	$4,015

December 31,	2025	2024
Deferred Credits
Deferred income taxes (Note 5)	$5,556	$5,659
Contract liabilities (Note 19)	1,284	1,098
	$6,840	$6,757

December 31,	2025	2024
Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment - net of taxes:
Americas (g)	$(3,892)	$(4,422)
EMEA (g)	(958)	(1,235)
APAC (g)	(1,170)	(1,736)
Engineering	283	(432)
Other	(616)	858
	(6,353)	(6,967)
Derivatives – net of taxes	16	(6)
Pension/OPEB funded status obligation (net of $102 million tax obligation in 2025 and $95 million tax obligation in 2024) (Note 16)	104	79
	$(6,233)	$(6,894)
(a)Depreciation and amortization expense in 2025 include $346 million and $431 million, respectively, of Linde AG purchase accounting impacts. In 2024, depreciation and amortization expense include $467 million and $456 million, respectively, of Linde AG purchase accounting impacts.
(b)    Includes estimated income tax payments of $106 million in 2025 and $221 million in 2024.
(c)     In 2024, the balance relates primarily to current notes receivable from the sale of GIST, which were collected in 2025.
(d)    Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations.
(e)    The balances at December 31, 2025 and 2024 are net of reserves of $41 million and $36 million, respectively.
(f)    Includes investments from the deconsolidation of Russian subsidiaries.
(g)    Americas consists of currency translation adjustments primarily in Canada, Mexico, Brazil, and Argentina. EMEA relates primarily to Germany, the U.K., the Netherlands, Norway and Switzerland. APAC relates primarily to South Korea, India, and Australia.
NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET
Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	Depreciable Lives (Yrs)	2025	2024
Production plants (primarily 15-year life) (a)	10-20	$40,301	$35,364
Storage tanks	15-20	6,215	5,689
Transportation equipment and other	3-15	4,872	4,210
Cylinders	10-30	5,542	4,970
Buildings	25-40	3,831	3,355
Land and improvements (b)	0-20	1,188	1,045
Construction in progress		6,130	4,086
		68,079	58,719
Less: accumulated depreciation		(39,819)	(33,944)
		$28,260	$24,775
(a)     Depreciable lives of production plants related to long-term customer supply contracts are generally consistent with the contract lives.
(b)     Land is not depreciated.
NOTE 9. GOODWILL
Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows:

(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
Balance, December 31, 2023	$9,703	$9,834	$4,499	$2,422	$293	$26,751
Acquisitions (Note 2)	191	—	17	—	—	208
Foreign currency translation and other	(56)	(538)	(253)	(150)	(21)	(1,018)
Disposals (Note 2)	—	—	(4)	—	—	(4)
Balance, December 31, 2024	9,838	9,296	4,259	2,272	272	25,937
Acquisitions (Note 2)	31	120	99	—	2	252
Foreign currency translation and other	41	1,137	243	306	11	1,738
Balance, December 31, 2025	$9,910	$10,553	$4,601	$2,578	$285	$27,927
Linde performs its goodwill impairment tests annually as of October 1 or more frequently if events or circumstances indicate that an impairment loss may have been incurred. For the fourth quarter 2025 test, the company applied the FASB's accounting guidance, which allows the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, the company concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment since the annual goodwill impairment test was performed through December 31, 2025.
NOTE 10. OTHER INTANGIBLE ASSETS
The following is a summary of Linde’s other intangible assets at December 31, 2025 and 2024:

(Millions of dollars) For the year ended December 31, 2025	Customer Relationships	Brands/Tradenames	Other Intangible Assets	Total
Cost:
Balance, December 31, 2024	$10,972	$2,504	$1,934	$15,410
Additions	78	—	35	113
Foreign currency translation	913	191	168	1,272
Disposals	(1)	—	(10)	(11)
Other *	(5)	(5)	78	68
Balance, December 31, 2025	11,957	2,690	2,205	16,852
Less: accumulated amortization:
Balance, December 31, 2024	(2,571)	(265)	(1,244)	(4,080)
Amortization expense (Note 7)	(394)	(25)	(98)	(517)
Foreign currency translation	(224)	(8)	(102)	(334)
Disposals	—	—	10	10
Other *	5	5	(70)	(60)
Balance, December 31, 2025	(3,184)	(293)	(1,504)	(4,981)
Net Balance, December 31, 2025	$8,773	$2,397	$701	$11,871

(Millions of dollars) For the year ended December 31, 2024	Customer Relationships	Brands/Tradenames	Other Intangible Assets	Total
Cost:
Balance, December 31, 2023	$11,479	$2,609	$1,913	$16,001
Additions	22	—	28	50
Foreign currency translation	(530)	(107)	(113)	(750)
Disposals	(10)	(2)	(48)	(60)
Other *	11	4	154	169
Balance, December 31, 2024	10,972	2,504	1,934	15,410
Less: accumulated amortization:
Balance, December 31, 2023	(2,270)	(233)	(1,099)	(3,602)
Amortization expense (Note 7)	(416)	(36)	(102)	(554)
Foreign currency translation	116	5	66	187
Disposals	2	—	42	44
Other *	(3)	(1)	(151)	(155)
Balance, December 31, 2024	(2,571)	(265)	(1,244)	(4,080)
Net balance at December 31, 2024	$8,401	$2,239	$690	$11,330
*Other primarily relates to the write-off of fully amortized assets and reclassifications.
There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $517 million, $554 million and $550 million, respectively. The remaining weighted-average amortization period for intangible assets is approximately 21 years.
Total estimated annual amortization expense related to finite-lived intangibles is as follows:

(Millions of dollars)
2026	$615
2027	598
2028	580
2029	575
2030	574
Thereafter	7,103
Total amortization related to finite-lived intangible assets	10,045
Indefinite-lived intangible assets at December 31, 2025	1,826
Net intangible assets at December 31, 2025	$11,871

NOTE 11. DEBT
The following is a summary of Linde’s outstanding debt at December 31, 2025 and 2024:

(Millions of dollars)
December 31,	2025	2024
SHORT-TERM
Commercial paper	$4,226	$3,964
Other bank borrowings (primarily non U.S.)	284	259
Total short-term debt	4,510	4,223
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
4.700% Notes due 2025 (d)	—	599
2.65% Notes due 2025 (d)	—	400
3.625% Euro denominated notes due 2025 (f)	—	517
1.625% Euro denominated notes due 2025 (h)	—	517
0.00% Euro denominated notes due 2026	822	726
3.20% Notes due 2026	725	725
3.434% Notes due 2026	200	199
1.652% Euro denominated notes due 2027	95	84
0.250% Euro denominated notes due 2027	880	776
1.00% Euro denominated notes due 2027	589	519
2.271% Euro denominated notes due 2027 (g)	705	—
1.00% Euro denominated notes due 2028 (b)	854	742
3.00% Euro denominated notes due 2028	820	722
3.375% Euro denominated notes due 2029	878	773
2.625% Euro denominated notes due 2029 (c)	994	—
0.6150% Swiss franc denominated notes due 2029 (e)	283	—
1.10% Notes due 2030	698	697
1.90% Euro denominated notes due 2030	120	106
3.375% Euro denominated notes due 2030	877	772
1.375% Euro denominated notes due 2031	884	779
3.20% Euro denominated notes due 2031	997	878
0.550% Euro denominated notes due 2032	877	772
3.125% Euro denominated notes due 2032 (g)	759	—
0.375% Euro denominated notes due 2033	582	512
3.00% Euro denominated notes due 2033 (c)	877	—
1.0629% Swiss franc denominated notes due 2033 (e)	346	—
3.625% Euro denominated notes due 2034	760	670
3.50% Euro denominated notes due 2034	874	769
1.625% Euro denominated notes due 2035	934	822
3.40% Euro denominated notes due 2036	816	718
3.250% Euro denominated notes due 2037 (c)	756	—
3.750% Euro denominated notes due 2038 (g)	582	—
3.55% Notes due 2042	666	666
3.75% Euro denominated notes due 2044	810	712
2.00% Notes due 2050	297	297
1.00% Euro denominated notes due 2051	805	707
Non U.S. borrowings	307	214

Other	10	10
	22,479	17,400
Less: current portion of long-term debt	(1,796)	(2,057)
Total long-term debt	20,683	15,343
Total debt	$26,989	$21,623
(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)December 31, 2025 and December 31, 2024 included a cumulative $25 million and $32 million adjustment to carrying value, respectively, related to hedge accounting of interest rate swaps, including related terminations. Refer to Note 12.
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
(g)In November 2025, Linde issued three tranches of euro-denominated notes, €600 million of floating-rate notes due in 2027, at three-month EURIBOR plus a fixed spread and resetting quarterly (2.271% as of December 31, 2025); €650 million of 3.125% fixed-rate notes due in 2032, and €500 million of 3.750% fixed-rate notes due in 2038.
(h)In December 2025, Linde repaid €500 million of notes that became due.

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
In addition, on December 3, 2025, the company and certain of its subsidiaries entered into an unsecured 364-day revolving credit agreement (the “364-Day Credit Agreement” and, together with the Five Year Credit Agreement, the “Credit Agreements”) with a syndicate of banking institutions. The 364-Day Credit Agreement provides for total commitments of $1.5 billion. There are no financial maintenance covenants contained within the credit agreement. The 364-Day Credit Agreement expires on December 2, 2026 with the option to elect to have the entire principal balances outstanding under the Credit Agreement converted into non-revolving term loans, which will be due and payable one year after the commitment termination date.
No borrowings were outstanding under the Credit Agreements as of December 31, 2025.
Other Debt Information
The weighted-average interest rates of short-term borrowings outstanding were 3.0% and 3.8% as of December 31, 2025 and 2024, respectively.

Expected maturities of long-term debt are as follows:

(Millions of dollars)
2026	$1,796
2027	2,311
2028	1,730
2029	2,168
2030	1,708
Thereafter	12,766
$22,479
As of December 31, 2025, the amount of Linde's assets pledged as collateral was immaterial.
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
Counterparties to Linde’s derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of December 31, 2025, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2025 and 2024 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets (a)		Liabilities (a)
December 31,	2025	2024	2025	2024	2025	2024
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$9,509	$9,935	$79	$256	$34	$64
Forecasted transactions	164	168	3	2	1	6
Total	$9,673	$10,103	$82	$258	$35	$70
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$560	$780	$24	$7	$1	$11
Forward exchange contracts	3,420	1,059	6	30	28	—
Commodity contracts	N/A	N/A	5	11	10	20
Total Hedges	$3,980	$1,839	$35	$48	$39	$31
Total Derivatives	$13,653	$11,942	$117	$306	$74	$101
 (a) Amounts at December 31, 2025 and 2024, respectively, included current assets of $107 million and $302 million, which are recorded in prepaid and other current assets; long-term assets of $10 million and $4 million, which are recorded in other long-term assets; current liabilities of $72 million and $92 million, which are recorded in other current liabilities; and long-term liabilities of $2 million and $9 million, which are recorded in other long-term liabilities.
In addition, during 2024, Linde issued credit default swaps (“CDS”) to third-party financial institutions. The CDS relate to secured borrowings provided by the financial institutions to a government customer in Mexico, that were utilized to pay certain of Linde’s outstanding receivables. The notional amount of the CDS, which was $73 million and $102 million for the two programs as of December 31, 2025, will reduce on a monthly basis over their respective 24-month and 22-month terms. As of December 31, 2025, the fair value of the associated derivative asset and liability positions were not material.
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
Forecasted Transactions
Foreign currency contracts related to forecasted transactions consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on (1) forecasted purchases of capital-related equipment and services, (2) forecasted sales, or (3) other forecasted cash flows denominated in currencies other than the functional currency of the related operating units. For forecasted transactions that are designated as cash flow hedges, fair value adjustments are recorded to accumulated other comprehensive income (loss) with deferred amounts reclassified to earnings over the same time period as the income statement impact of the associated purchase. For forecasted transactions that do not qualify for cash flow hedging relationships, fair value adjustments are recorded directly to earnings. Linde is hedging forecasted transactions for a maximum period of four years.
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
Net Investment Hedges

Foreign Currency-Denominated Debt Designations
As of December 31, 2025, Linde has €17.3 billion ($20.4 billion) Euro-denominated notes and intercompany loans, ¥5.2 billion ($0.7 billion) CNY-denominated intercompany loans and CHF500 million ($631 million) CHF-denominated notes that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred loss recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $1,558 million (deferred loss of $2,704 million in the consolidated statement of comprehensive income for the year ended December 31, 2025), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged.
Foreign Currency Forward Exchange Contract Designations
The Company enters into forward exchange contracts to partially hedge its net investment in certain foreign-denominated subsidiaries. The Company assesses the forward exchange contracts used as net investment hedges under the spot method. This results in the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness and recorded as incurred as a reduction in interest expense - net in the consolidated statements of income. Since hedge inception and for the year ended December 31, 2025, the deferred loss recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $23 million (deferred loss of $23 million in the consolidated statement of comprehensive income for the year ended December 31, 2025), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged. The amount of net interest income recorded in 2025 and 2024 for all forward exchange contracts was $62 million and $6 million, respectively.
Effects of Previous Hedge Designations
As of December 31, 2025, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is a loss of $86 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statements of income.
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
Derivatives Impact on Consolidated Statements of Income
The following table summarizes the impact of the company's derivatives on the consolidated statements of income:

(Millions of dollars)	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
Year Ended December 31,	2025	2024	2023
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$(65)	$88	$91
Other balance sheet items	6	—	(1)
Total	$(59)	$88	$90
* The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. Accordingly, the gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt-related items are recorded in the consolidated statements of income as interest expense-net. Other balance sheet items gains (losses) are recorded in the consolidated statements of income as other income (expenses)-net.
The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statements of income were not material for the years ended December 31, 2025, 2024, and 2023. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.

NOTE 13. FAIR VALUE DISCLOSURES
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024:

	Fair Value Measurements Using
(Millions of dollars)	Level 1		Level 2		Level 3
	2025	2024	2025	2024	2025	2024
Assets
Derivative assets	$—	$—	$117	$306	$—	$—
Investments and securities *	20	16	—	—	13	12
Total	$20	$16	$117	$306	$13	$12
Liabilities
Derivative liabilities	$—	$—	$74	$101	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At December 31, 2025, the estimated fair value of Linde’s long-term debt portfolio was $21,064 million versus a carrying value of $22,479 million. At December 31, 2024, the estimated fair value of Linde’s long-term debt portfolio was $16,234 million versus a carrying value of $17,400 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.
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
At December 31, 2025 and 2024, Linde has total authorized share capital of €1,825,000 divided into 1,750,000,000 ordinary shares of €0.001 each, 25,000 A ordinary shares of €1.00 each, 25,000 deferred shares of €1.00 each and 25,000,000 preferred shares of €0.001 each.

At December 31, 2025 there were 490,766,972 and 463,680,942 of Linde plc ordinary shares issued and outstanding, respectively. At December 31, 2025 there were no shares of A ordinary shares, deferred shares or preferred shares issued or outstanding.
At December 31, 2024 there were 490,766,972 and 473,236,732 of Linde plc ordinary shares issued and outstanding, respectively. At December 31, 2024, there were no shares of A ordinary shares, deferred shares or preferred shares issued or outstanding.
Linde’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.
Other Linde plc Ordinary Share and Treasury Share Transactions
Linde may issue new ordinary shares for dividend reinvestment and stock purchase plans and employee savings and incentive plans. No new ordinary shares were issued in 2025, 2024 and 2023.
On February 28, 2022, the company's board of directors authorized a new share repurchase program for up to $10.0 billion of its ordinary shares ("2022 program") under which Linde had repurchased 29,552,394 shares through December 31, 2024. Linde completed the repurchases under this program in the second quarter of 2024.
On October 23, 2023, the company's board of directors approved a new share repurchase program for up to $15.0 billion of its ordinary shares ("2023 program") under which Linde has repurchased $7.7 billion as of December 31, 2025. This program will terminate on the earlier of the date as the maximum authority under the 2023 program is reached or the board terminates the 2023 program.
Noncontrolling Interests
Noncontrolling interest ownership changes are presented within the consolidated statements of equity.
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put/sell options, that are not solely within the company’s control (“redeemable noncontrolling interests”) are reported separately in the consolidated balance sheets at the greater of carrying value or redemption value. For redeemable noncontrolling interests that are not yet exercisable, Linde calculates the redemption value by accreting the carrying value to the redemption value over the period until exercisable. If the redemption value is greater than the carrying value, any increase is adjusted directly to retained earnings and does not impact net income. At December 31, 2025 and 2024, the redeemable noncontrolling interest balance includes an industrial gas business in EMEA where the noncontrolling shareholders have put options.
NOTE 15. SHARE-BASED COMPENSATION
Share-based compensation expense was $164 million in 2025 ($160 million and $141 million in 2024 and 2023, respectively). The related income tax benefit recognized was $85 million in 2025 ($88 million in 2024 and 2023). The expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.
Summary of Plans
The 2021 Linde plc Long Term Incentive Plan (the “2021 Plan") was adopted by the Board of Directors and shareholders of Linde plc on July 26, 2021. The 2021 Plan permits awards of stock options, stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards to eligible officer and non-officer employees and non-employee directors of the company and its affiliates. As of December 31, 2025, 6,496,096 shares remained available for equity grants under the 2021 Plan, of which 1,875,605 shares may be granted as awards other than options or stock appreciation rights.
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
The weighted-average fair value of options granted during 2025 was $110.50 ($112.63 in 2024 and $83.69 in 2023) based on the Black-Scholes Options-Pricing model. The decrease in the grant date fair value year-over-year is primarily attributable to a lower expected volatility.
The following weighted-average assumptions were used to value the grants in 2025, 2024 and 2023:

Year Ended December 31,	2025	2024	2023
Dividend yield	1.3%	1.2%	1.4%
Volatility	21.9%	22.5%	22.0%
Risk-free interest rate	4.05%	4.01%	4.23%
Expected term years	5	5	5
The following table summarizes option activity under the plans as of December 31, 2025 and changes during the period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2025	5,023	$204.50
Granted	317	468.77
Exercised	(842)	146.09
Cancelled or expired	(18)	407.03
Outstanding at December 31, 2025	4,480	$233.38	4.4	$889
Exercisable at December 31, 2025	3,865	$199.39	3.7	$881
The aggregate intrinsic value represents the difference between the company’s closing stock price of $426.39 as of December 31, 2025 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during 2025 was $267 million ($327 million and $283 million in 2024 and 2023, respectively).
Cash received from option exercises under all share-based payment arrangements for 2025 was $23 million ($31 million and $33 million in 2024 and 2023, respectively). The cash tax benefit realized from share-based compensation totaled $82 million for 2025 ($89 million and $86 million cash tax benefit in 2024 and 2023, respectively).
As of December 31, 2025, $22 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Unit Awards
In 2025, the company granted 237,584 performance-based stock unit awards under the 2021 Plan to senior management that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. These awards are tied to either after tax return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of a blended group of companies that is comprised of the S&P 500, excluding the Financial sector, and Eurofirst 300. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s ordinary shares on the date of the grant and the estimated performance that will be achieved. Compensation expense for ROC awards will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved. TSR awards are measured at their grant date fair value and not subsequently re-measured. The number of performance-based stock unit awards granted in 2025 includes an increase of 123,718 stock units to the target number of performance-based awards originally granted in 2021, as these awards achieved a higher payout factor upon completion of the three-year performance period.
The weighted-average fair value of ROC awards granted in 2025 was $452.75 ($450.53 in 2024 and $340.80 in 2023). These fair values are based on the closing market price of Linde's ordinary shares on the grant date adjusted for dividends that will not be paid during the vesting period.
The weighted-average fair value of TSR awards granted in 2025 was $653.41 ($664.77 in 2024 and $489.33 in 2023) and was estimated using a Monte Carlo simulation performed as of the grant date.
There were 137,008 restricted stock units granted to employees by Linde during 2025. The weighted-average fair value of restricted stock units granted during 2025 was $450.68 ($449.10 in 2024 and $332.69 in 2023). These fair values are based on the closing market price of Linde's ordinary shares on the grant date adjusted for dividends that will not be paid during the vesting period. Compensation expense related to the restricted stock units is recognized over the vesting period.
The following table summarizes non-vested performance-based and restricted stock unit award activity as of December 31, 2025 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2025	558	$339.50	591	$271.59
Granted	237	550.48	137	450.68
Vested	(272)	274.73	(149)	252.66
Cancelled and Forfeited	(6)	534.96	(13)	411.61
Non-vested at December 31, 2025	517	$403.69	566	$316.24
There are approximately 8 thousand performance-based stock units and 13 thousand restricted stock units that are non-vested at December 31, 2025 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current share price.
As of December 31, 2025, $55 million of unrecognized compensation cost related to performance-based awards and $51 million of unrecognized compensation cost related to the restricted stock unit awards is expected to be recognized primarily through the first quarter of 2028.

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
Multi-employer Pension Plans
In the United States Linde participates in eight multi-employer defined benefit pension plans ("MEPs"), pursuant to the terms of collective bargaining agreements, that cover approximately 200 union-represented employees. The collective bargaining agreements expire on different dates through 2030. In connection with such agreements, the company is required to make periodic contributions to the MEPs in accordance with the terms of the respective collective bargaining agreements. Linde’s participation in these plans is not material either at the plan level or in the aggregate. For all MEPs, Linde’s contributions were less than 1% of the total contributions to each plan for 2025, 2024 and 2023.
Linde has obtained the most recently available Pension Protection Act ("PPA") annual funding notices from the Trustees of the MEPs. As of December 31, 2025, there were four Red Zone plans, deemed to be in "critical" or "critical and declining" status that have implemented financial improvement or rehabilitation plans. Linde does not currently anticipate significant future obligations due to the funding status of these plans and any such obligation would be immaterial. If Linde determined it was probable that it would withdraw from an MEP, the company would record a liability for its portion of the MEP’s unfunded pension obligations, as calculated at that time. Historically, such withdrawal payments have not been significant.
Defined Contribution Plans
Linde’s U.S. employees are eligible to participate in defined contribution savings plans offered by their applicable business. Employee contribution percentages vary by plan and are subject to the maximum allowable by IRS regulations. The cost for these defined contribution plans was $70 million in 2025, $69 million in 2024 and $59 million in 2023 (these costs are not included in the tables that follow).
The defined contribution plans include a non-leveraged employee stock ownership plan ("ESOP") which covers all employees participating in this plan. The collective number of shares of Linde ordinary shares in the ESOP totaled 1,468,183 at December 31, 2025.
Certain non-U.S. subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The expense for these plans was $67 million in 2025, $62 million in 2024 and $60 million in 2023 (these expenses are not included in the tables that follow).

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
Linde uses a measurement date of December 31 for its pension and other postretirement benefit plans.
Pension and Postretirement Benefit Costs
The components of net pension and postretirement benefits other than pension ("OPEB") costs for 2025, 2024 and 2023 are shown in the table below:

(Millions of dollars)	Year Ended December 31,
	2025	2024	2023
Amount recognized in Operating Profit
Service cost	$82	$84	$84
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	356	362	373
Expected return on plan assets	(557)	(552)	(523)
Net amortization and deferral	(30)	(10)	(30)
Settlement charges (a)	2	10	16
	$(229)	$(190)	$(164)
Net periodic benefit cost (benefit)	$(147)	$(106)	$(80)
(a) Settlement charges were triggered by lump sum benefit payments.

Funded Status
Changes in the benefit obligation and plan assets for Linde’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2025 and 2024 are shown below.

(Millions of dollars)	Year Ended December 31,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation ("PBO")
Benefit obligation, January 1	$2,090	$5,486	$2,187	$6,385
Service cost	28	54	28	56
Interest cost	104	252	103	259
Participant contributions	8	17	11	18
Actuarial loss (gain)	79	9	(73)	(622)
Benefits paid	(160)	(347)	(155)	(348)
Plan settlement	(5)	(27)	(11)	(14)
Foreign currency translation and other changes	—	539	—	(248)
Benefit obligation, December 31	$2,144	$5,983	$2,090	$5,486
Accumulated benefit obligation ("ABO")	$2,018	$5,891	$1,964	$5,405
Change in Plan Assets
Fair value of plan assets, January 1	$2,176	$5,950	$2,050	$6,178
Actual return on plan assets	283	387	267	271
Company contributions	—	25	—	35
Participant contributions	—	17	—	18
Benefits paid from plan assets	(146)	(333)	(141)	(321)
Foreign currency translation and other changes	—	552	—	(231)
Fair value of plan assets, December 31	$2,313	$6,598	$2,176	$5,950
Funded Status, End of Year	$169	$615	$86	$464
Recorded in the Balance Sheet (Note 7)
Other long-term assets	$293	$1,005	$212	$894
Other current liabilities	(17)	(24)	(16)	(21)
Other long-term liabilities	(107)	(366)	(110)	(409)
Net amount recognized, December 31	$169	$615	$86	$464
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$35	$(233)	$91	$(256)
Prior service cost (credit)	(8)	—	(9)	—
Deferred tax obligation (benefit) (Note 7)	(7)	109	(21)	116
Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$20	$(124)	$61	$(140)

Comparative funded status information as of December 31, 2025 and 2024 for select non-U.S. pension plans is presented in the table below as the benefit obligations of these plans are considered to be significant relative to the total benefit obligation:

	United Kingdom	Germany	Other Non-U.S.	Total Non-U.S.
(Millions of dollars)	2025	2025	2025	2025
Benefit obligation, December 31	$3,213	$1,690	$1,080	$5,983
Fair value of plan assets, December 31	3,979	1,624	995	6,598
Funded Status, End of Year	$766	$(66)	$(85)	$615

	United Kingdom	Germany	Other Non-U.S.	Total Non-U.S.
(Millions of dollars)	2024	2024	2024	2024
Benefit obligation, December 31	$2,883	$1,594	$1,009	$5,486
Fair value of plan assets, December 31	3,640	1,418	892	5,950
Funded Status, End of Year	$757	$(176)	$(117)	$464
The changes in plan assets and benefit obligations recognized in other comprehensive income in 2025 and 2024 are as follows:

	Pensions
(Millions of dollars)	2025	2024
Current year net actuarial losses (gains)*	$(25)	$(681)
Amortization of net actuarial gains (losses)	29	9
Amortization of prior service credits (costs)	1	1
Pension settlements	(2)	(10)
Foreign currency translation and other changes	(35)	7
Total recognized in other comprehensive income	$(32)	$(674)
 * In 2025, pension net actuarial gains were primarily driven by favorable plan asset experience, partially offset by losses from discount rate changes.
In 2024, the net actuarial gains arose due to rising discount rates across both regions which lowered PBO, supplemented by favorable plan asset experience for the U.S. plans.
The following table provides information only for those individual pension plans where the accumulated benefit obligation exceeds the fair value of plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation ("ABO")	$44	$678	$44	$1,746
Fair value of plan assets	$—	$347	$—	$1,384
The following table provides information only for those individual pension plans where the projected benefit obligation exceeds the fair value of plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation ("PBO")	$49	$711	$47	$1,796
Fair value of plan assets	$—	$354	$—	$1,391

Assumptions
The assumptions used to determine benefit obligations are as of the respective balance sheet dates and the assumptions used to determine net benefit cost are as of the previous year-end, as shown below:

	Pensions
	U.S.		Non-U.S.
	2025	2024	2025	2024
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	5.27%	5.55%	4.96%	4.76%
Interest crediting rate	4.74%	4.68%	1.32%	1.11%
Rate of increase in compensation levels	3.50%	3.50%	2.53%	2.55%
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.55%	5.03%	4.76%	4.27%
Interest crediting rate	4.68%	4.03%	1.11%	1.70%
Rate of increase in compensation levels	3.50%	3.50%	2.55%	2.58%
Expected long-term rate of return on plan assets (1)	7.00%	7.00%	6.01%	6.02%
(1)    The expected long term rate of return on the U.S. and non-U.S. plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance.
For the U.S. plans, the expected rate of return of 7.00% was derived based on the target asset allocation of 50%-70% equity securities (approximately 7.00% expected return), 20%-50% fixed income securities (approximately 4.80% expected return) and 2%-8% alternative investments (approximately 6.00% expected return). For the main non-U.S. plans, the expected rate of return was derived based on the weighted average target asset allocation of 20%-40% equity securities (approximately 5.60% expected return), 30%-50% fixed income securities (approximately 5.00% expected return), and 5%-25% alternative investments (approximately 6.20% expected return).
For the U.S. plan assets, the actual annualized total return for the most recent 10-year period ended December 31, 2025 was approximately 8.60%. For the non-U.S. plan assets, the actual annualized total return for the same period was approximately 4.30%. Changes to plan asset allocations and investment strategy over this time period limit the value of historical plan performance as a factor in estimating the expected long term rate of return. For 2026, the expected long-term rate of return on plan assets will be 7.00% for the U.S. plans and 6.01% for non-U.S. plans.
Pension Plan Assets
The investments of the U.S. pension plan are managed to meet the future expected benefit liabilities of the plan over the long term by investing in diversified portfolios consistent with prudent diversification and historical and expected capital market returns. Investment strategies are reviewed by management and investment performance is tracked against appropriate benchmarks. There are no concentrations of risk as it relates to the assets within the plans. The non-U.S. pension plans are managed individually based on diversified investment portfolios, with different target asset allocations that vary for each plan. Weighted-average asset allocations at December 31, 2025 and 2024 for Linde’s U.S. and non-U.S. pension plans, as well as respective asset allocation ranges by major asset category, are generally as follows:

	U.S.								Non-U.S.
Asset Category	Target 2025			Target 2024			2025	2024	Target 2025			Target 2024			2025	2024
Equity securities	50%	-	70%	50%	-	70%	66%	62%	20%	-	40%	15%	-	25%	32%	24%
Fixed income securities	20%	-	50%	20%	-	50%	29%	31%	30%	-	50%	30%	-	50%	35%	29%
Other	2%	-	8%	2%	-	8%	5%	7%	5%	-	25%	30%	-	50%	33%	47%

The following table summarizes pension assets measured at fair value by asset category at December 31, 2025 and 2024. Transfers of assets were not material for the year ended December 31, 2025 and 2024. See Note 13 for the definition of levels within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1		Level 2		Level 3 **		Total
(Millions of dollars)	2025	2024	2025	2024	2025	2024	2025	2024
Cash and cash equivalents	$315	$407	$—	$—	$—	$—	$315	$407
Equity securities:
Global equities	4	1,149	—	—	—	—	4	1,149
Mutual funds	1,129	344	—	—	—	—	1,129	344
Fixed income securities:
Government bonds	—	—	1,052	1,304	—	—	1,052	1,304
Emerging market debt	—	—	291	294	—	—	291	294
Mutual funds	—	130	279	61	—	—	279	191
Corporate bonds	—	—	659	401	—	—	659	401
Bank loans	—	—	9	25	—	—	9	25
Alternative investments:
Real estate funds	—	—	—	—	337	314	337	314
Private debt	—	—	—	—	1,071	1,048	1,071	1,048
Insurance contracts	—	—	—	—	64	54	64	54
Liquid alternatives	—	—	780	1,087	—	—	780	1,087
Other investments	1	2	27	23	—	—	28	25
Total plan assets at fair value, December 31,	$1,449	$2,032	$3,097	$3,195	$1,472	$1,416	$6,018	$6,643
Pooled funds *							2,893	1,483
Total fair value plan assets December 31,							$8,911	$8,126
* Pooled funds are measured using the net asset value ("NAV") as a practical expedient for fair value as permissible under the accounting standard for fair value measurements and have not been categorized in the fair value hierarchy.
** The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the periods ended December 31, 2025 and 2024:

(Millions of dollars)	Insurance Contracts	Real Estate Funds	Private Debt	Total
Balance, December 31, 2023	$51	$324	$1,345	$1,720
Gain/(Loss) for the period	3	10	(12)	1
Purchases	4	28	—	32
Sales	—	(37)	(255)	(292)
Transfer into/ (out of) Level 3	—	—	—	—
Foreign currency translation	(4)	(11)	(30)	(45)
Balance, December 31, 2024	54	314	1,048	1,416
Gain/(Loss) for the period	1	35	(14)	22
Purchases	3	—	5	8
Sales	—	(34)	(61)	(95)
Transfer into / (out of) Level 3	—	—	—	—
Foreign currency translation	6	22	93	121
Balance, December 31, 2025	$64	$337	$1,071	$1,472

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
Contributions
At a minimum, Linde contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Pension contributions were $25 million in 2025, $35 million in 2024 and $46 million in 2023. Estimated required contributions for 2026 are currently expected to be in the range of $25 million to $35 million.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments, net of participant contributions:

(Millions of dollars)	Pensions
Year Ended December 31,	U.S.	Non-U.S.
2026	$217	$406
2027	167	508
2028	166	407
2029	168	413
2030	170	424
Thereafter	843	2,247
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
•On May 27, 2022, performance of all Linde Engineering agreements in Russia were lawfully suspended in compliance with applicable sanctions. In December 2022, at RusChemAlliance’s (RCA) request a Russian St. Petersburg court (“St. Petersburg Court”) issued an injunction preventing sale of Linde Russia subsidiaries and assets. Since then, in accordance with the dispute resolution provisions of the related engineering agreements Linde secured judgments reenforcing jurisdiction of the agreements with RCA outside of Russia and ordering the St. Petersburg proceedings stayed and injunctions lifted. However, RCA has continued to pursue its claims in Russia and during 2024 two Linde Russian joint ventures were sold locally pursuant to a St. Petersburg court order and the proceeds provided to RCA. Linde does not expect a material adverse impact on earnings given the combined $1.9 billion liabilities recorded as of December 31, 2025 and the immaterial investment value of its remaining deconsolidated Russia subsidiaries. Please see further detail on the Russian legal cases below.
RCA LNG and GPP
In December 2022, the St. Petersburg Court issued an injunction preventing (i) the sale of any shares in Linde’s subsidiaries and joint ventures in Russia, and (ii) the disposal of any of the assets in those entities exceeding 5% of the relevant company’s overall asset value. RusChemAlliance is owned 50% by PJSC Gazprom. The injunction was requested by RCA to secure payment of a possible award under an arbitration proceeding RCA intended to file against Linde Engineering for alleged breach of contract under the agreement to build a gas processing plant in Russia entered into in July 2021. In 2023, RCA filed a claim in St. Petersburg against Linde GmbH for recovery of advance payments under the agreement ("GPP Claim"), and subsequently (i) added Linde and other Linde subsidiaries as defendants, and (ii) is seeking payment of alleged damages from Linde and guarantor banks. In 2024, RCA filed a similar claim for repayment and damages against Linde for alleged breach of contract under the agreement to build a liquefied natural gas plant in Russia entered into in September 2021 (“LNG Claim”, and together with the GPP Claim, the “Russian Claims”).
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
Local seizures
During 2024, the St. Petersburg Court decided the GPP Claim in favor of RCA (the “GPP Decision”) and later that year, decided the LNG Claim in favor of RCA (the “LNG Decision”). Linde unsuccessfully appealed the GPP Decision in 2024. During the fourth quarter of 2024, RCA executed enforcement actions related to the GPP Decision within Russia for Linde’s shares in two Linde Russian joint ventures and locally RCA received payment from the purchase of these shares by Linde’s joint venture partners. RCA previously initiated the enforcement process for the GPP Decision within Russia for the remainder of Linde’s local assets, and these proceedings are currently ongoing.
Linde intends to claim all damages related to or rising from RCA's enforcement of the GPP and LNG Decisions in the HKIAC arbitration proceedings. Linde subsidiaries affected by the GPP Decision have also filed claims for damages against RCA and/or its controlling shareholder in the Southern District of New York, the Netherlands and Germany.

As of December 31, 2025, Linde has a contingent liability of $1.2 billion, which represents advance payments previously recorded in contract liabilities related to terminated engineering projects with RCA. As a result of the contract terminations, Linde no longer has future performance obligations for these projects.
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

As of December 31, 2025, Linde has a contingent liability of $0.7 billion for this and other Amur GPP contract matters. It is difficult to estimate the timing of resolution of this matter. The company intends to vigorously defend its interests in this case.
Commitments
At December 31, 2025, Linde had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $3.5 billion from financial institutions. These relate primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including non-U.S. litigation matters.
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
The CODM consists of the CEO, COO, CFO and senior or executive vice president of each respective segment. The company’s measure of profit/loss for segment reporting is segment operating profit. Segment operating profit is defined as operating profit excluding purchase accounting impacts of the Linde AG merger, cost reduction and other charges, and items not indicative of ongoing business trends. The CODM uses operating profit to assess overall segment performance, which includes monitoring opportunities for growth and to make capital decisions across the respective segments, while assessing both industry and macroeconomic conditions. Total assets have not been included as this is not provided to the CODM for their assessment.
The table below presents information about reportable segments for the years ended December 31, 2025, 2024 and 2023.

(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
2025
Sales (a)	$15,208	$8,549	$6,661	$2,250	$1,318	$33,986
Variable Costs (b)	5,763	2,943	3,270	853	484	13,313
Fixed Costs and other (c)	3,194	1,870	784	957	745	7,550
Depreciation and amortization (d)	1,504	681	674	32	95	2,986
Operating Profit (e)	4,747	3,055	1,933	408	(6)	10,137
Expenditures for long-lived assets	$3,428	$729	$1,177	$35	$304	$5,673
2024
Sales (a)	$14,442	$8,352	$6,632	$2,322	$1,257	$33,005
Variable Costs (b)	5,375	3,129	3,304	920	408	13,136
Fixed Costs and other (c)	3,067	1,803	769	959	694	7,292
Depreciation and amortization (d)	1,450	640	641	33	93	2,857
Operating Profit (e)	4,550	2,780	1,918	410	62	9,720
Expenditures for long-lived assets	$2,805	$702	$1,059	$25	$223	$4,814
2023
Sales (a)	$14,304	$8,542	$6,559	$2,160	$1,289	$32,854
Variable Costs (b)	5,524	3,614	3,317	676	433	13,564
Fixed Costs and other (c)	3,113	1,802	803	960	717	7,395
Depreciation and amortization (d)	1,423	640	633	33	96	2,825
Operating Profit (e)	4,244	2,486	1,806	491	43	9,070
Expenditures for long-lived assets	$2,999	$635	$975	$24	$107	$4,740
(a)Sales reflect external sales only. Intersegment sales from Engineering to the industrial gases segments, were $2,702 million, $1,958 million and $1,479 million for the year ended December 31, 2025, 2024 and 2023, respectively. Intersegment sales from Helium, were $436 million, $477 million, $509 million for the year ended December 31, 2025, 2024 and 2023, respectively.
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
Reconciliations to Consolidated Results
Depreciation and Amortization
The table below reconciles total depreciation and amortization disclosed in the table above to consolidated depreciation and amortization as reflected on our consolidated statements of income:

(Millions of dollars)	2025	2024	2023
Total segment depreciation and amortization	$2,986	$2,857	$2,825
Purchase accounting impacts - Linde AG (a)	777	923	991
Total depreciation and amortization	$3,763	$3,780	$3,816
(a)To adjust for purchase accounting impacts related to the merger.
Income Before Income Taxes and Equity Investments
The table below reconciles total operating profit disclosed in the table above to consolidated income before income taxes and equity investments as reflected on our consolidated statements of income:

(Millions of dollars)	2025	2024	2023
Total segment operating profit	$10,137	$9,720	$9,070
Cost reduction program and other charges	273	145	40
Purchase accounting impacts - Linde AG (a)	941	940	1,006
Interest expense - net	255	256	200
Net pension and OPEB cost (benefit), excluding service cost	(229)	(190)	(164)
Total consolidated income before income taxes and equity investments	$8,897	$8,569	$7,988
(a)To adjust for purchase accounting impacts related to the merger.
Geographic Information
The geographic information presented below is based on country of origin.
Sales by Major Country

(Millions of dollars)	2025	2024	2023
United States	$12,182	$11,497	$10,566
China	2,600	2,649	2,585
Germany (a)	2,432	2,509	2,827
United Kingdom	1,510	1,540	1,507
Australia	1,287	1,354	1,303
Mexico	1,391	1,346	1,292
Brazil	1,325	1,263	1,302
Other – non-U.S.	11,259	10,847	11,472
Total Sales	$33,986	$33,005	$32,854
(a)Sales in Germany include Engineering sales to third parties, locally and internationally, which represent 25%, 28% and 35% of Germany sales in 2025, 2024 and 2023, respectively.
Long-lived Assets

(Millions of dollars)	2025	2024	2023
United States	$11,229	$9,663	$8,490
China	2,129	2,022	2,063
Germany	1,550	1,386	1,584
Brazil	896	738	836
Mexico	852	704	768
United Kingdom	718	668	684
Australia	621	573	654
Other – non-U.S.	10,265	9,021	9,473
Total long-lived assets (a)	$28,260	$24,775	$24,552

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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of $336 million at December 31, 2025 (current contract assets of $269 million and $67 million within other long-term assets in the consolidated balance sheets). Total contract assets were $263 million at December 31, 2024, all classified as current contract assets in the consolidated balance sheets. Total contract liabilities are $2,515 million at December 31, 2025 (current contract liabilities of $1,231 million and $1,284 million within deferred credits in the consolidated balance sheets). Total contract liabilities were $2,292 million at December 31, 2024 (current contract liabilities of $1,194 million and $1,098 million within deferred credits in the consolidated balance sheets). Revenue recognized for the twelve months ended December 31, 2025 that was included in the contract liability at December 31, 2024 was $732 million. Contract assets and liabilities primarily relate to the Engineering business and customer prepayments for certain on-site supply agreements.
Payment Terms and Other
Linde generally receives payment after performance obligations are satisfied, and customer prepayments are not typical for the industrial gases business. Payment terms vary based on the country where sales originate and local customary payment practices. Linde does not typically offer extended financing outside of customary payment terms. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue producing transactions are presented on a net basis and are not included in sales within the consolidated statement of income. Additionally, sales returns and allowances are not a normal practice in the industry and are not significant.
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

The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the years ended December 31, 2025, 2024 and 2023.

(Millions of dollars)	Year Ended December 31, 2025
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
Merchant	$4,892	$2,860	$2,213	$—	$194	$10,159	30%
On-Site	3,609	1,685	2,789	—	—	8,083	24%
Packaged Gas	6,460	3,970	1,398	—	25	11,853	35%
Other	247	34	261	2,250	1,099	3,891	11%
	$15,208	$8,549	$6,661	$2,250	$1,318	$33,986	100%

(Millions of dollars)	Year Ended December 31, 2024
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
Merchant	$4,572	$2,765	$2,233	$—	$208	$9,778	30%
On-Site	3,239	1,722	2,695	—	—	7,656	23%
Packaged Gas	6,414	3,805	1,376	—	28	11,623	35%
Other	217	60	328	2,322	1,021	3,948	12%
	$14,442	$8,352	$6,632	$2,322	$1,257	$33,005	100%

(Millions of dollars)	Year Ended December 31, 2023
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
Merchant	$4,370	$2,773	$2,242	$—	$218	$9,603	29%
On-Site	3,246	1,980	2,599	—	—	7,825	24%
Packaged Gas	6,457	3,735	1,416	—	46	11,654	35%
Other	231	54	302	2,160	1,025	3,772	12%
	$14,304	$8,542	$6,559	$2,160	$1,289	$32,854	100%
Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. As of December 31, 2025, the company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $62 billion. This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to thirty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next six years and the remaining thereafter.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of Linde’s disclosure controls and procedures, which was made under the supervision and with the participation of management, including Linde’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of December 31, 2025, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Linde in reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to management including Linde’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Refer to Item 8 for Management’s Report on Internal Control Over Financial Reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in Linde’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Linde’s internal control over financial reporting.
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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans Information - The table below provides information as of December 31, 2025 about company shares that may be issued upon the exercise of options, warrants and rights granted to employees or members of Linde’s Board of Directors under equity compensation plans with awards outstanding as of December 31, 2025.
EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	5,563,811	(1)	$233.38	6,496,096	(2)
Equity compensation plans not approved by shareholders	—		—	—
Total	5,563,811		$233.38	6,496,096
________________________
(1)This amount includes 566,372 restricted shares and 517,465 performance shares.
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

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(i)The company’s 2025 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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

4.06	Guarantee and Negative Pledge of Linde plc dated May 11, 2020 (Filed as Exhibit 4.3 to the Linde plc Form 8-K dated May 26, 2020, Filing No.1-38730, and is incorporated herein by reference).

4.07
Upstream Guarantee to Linde plc provided by Linde GmbH dated May 11, 2020 (filed as Exhibit 4.4 to Linde plc’s Current Report on Form 8-K dated May 26, 2020, Filing No. 001-38730, and is incorporated hereby by reference)

4.08
Upstream Guarantee to Linde plc provided by Linde Inc. dated May 11, 2020 (filed as Exhibit 4.5 to Linde plc’s Current Report on Form 8-K dated May 26, 2020, Filing No. 001-38730, and is incorporated hereby by reference)

4.09
Form of Indenture for Debt Securities between Linde Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of debt securities and related guarantees) (Filed as Exhibit 4.3 to the Linde plc Form S-3 dated May 3, 2023, Filing No.001-38730, and incorporated herein by reference).

4.10
Form of Indenture for Debt Securities between Linde Finance B.V., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of debt securities and related guarantees) (Filed as Exhibit 4.4 to the Linde plc Form S-3 dated May 3, 2023, Filing No. 001-38730, and incorporated herein by reference).

4.11
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

4.12
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

Exhibit No.	Description

4.17
Amended and Restated Fiscal Agency Agreement, dated May 8, 2024, among Linde plc, as Issuer, and Deutsche Bank Aktiengesellschaft, as Fiscal Agent and Paying Agent (Filed as Exhibit 4.6 to the Linde plc Form 8-K, dated June 4, 2024, Filing No. 1-38730, and incorporated herein by reference.)

4.18
Amended and Restated Dealer Agreement, dated May 8, 2025, among Linde plc, as Issuer and Citigroup Global Markets Limited, as Arranger and Dealer and the other Dealers party thereto (filed as Exhibit 1.1 to Linde plc’s Current Report on Form 8-K dated June 5, 2025, Filing No. 001-38730, and is incorporated herein by reference)

4.19
Fiscal Agency Agreement, dated May 8, 2025, among Linde plc, as Issuer, and Citibank, N.A., London Branch, as Fiscal Agent and Paying Agent (Filed as Exhibit 4.2 to the Linde plc Current Report on Form 8-K dated June 5, 2025, and incorporated herein by reference.)

4.20
Confirmation of Upstream Guarantee to Linde plc provided by Linde GmbH, dated June 4, 2025 (filed as Exhibit 4.6 to Linde plc’s Current Report on Form 8-K dated June 5, 2025, Filing No. 001-38730, and is incorporated herein by reference)

4.21
Confirmation of Upstream Guarantee to Linde plc provided by Linde Inc., dated June 4, 2025 (filed as Exhibit 4.7 to Linde plc’s Current Report on Form 8-K dated June 5, 2025, Filing No. 001-38730, and is incorporated herein by reference)

4.22
Swiss Agency Agreement, dated June 3, 2025, among Linde plc, as Issuer, and UBS AG, as Paying Agent (Filed as Exhibit 4.3 to the Linde plc Current Report on Form 8-K dated June 5, 2025, and incorporated herein by reference.)

4.23	Copies of the agreements related to long-term debt which are not required to be filed as exhibits to this Annual Report on Form 10-K will be furnished to the Securities and Exchange Commission upon request.

*10
Form of Non-Employee Director Restricted Stock Unit Award Under the 2021 Linde plc Long Term Incentive Plan (Filed as Exhibit 10.0e to Linde plc's 2021 Annual Report on Form 10-K, Filing No. 1-38730, and is incorporated herein by reference).

10.01
Amended and Restated Five Year Credit Agreement, dated as of December 7, 2022, among Linde plc, certain of its subsidiaries parties thereto as borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent.(Filed as Exhibit 10.1 to Linde plc's current report on Form 8-K, dated December 8, 2022, Filing No. 1-38730, and incorporated herein by reference)

10.02
364-Day Credit Agreement, dated as of December 3, 2025, among Linde plc, the Subsidiary Borrowers, certain Subsidiary Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (filed as Exhibit 10.1 to Linde plc’s current report on Form 8-K, dated December 5, 2025,Filing No. 001-38730, and is incorporated herein by reference).

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

*10.03e
First Amendment to the 2021 Linde plc Long Term Incentive Plan effective January 29, 2024, and dated March 21, 2024, filed as Exhibit 10.03e to Linde’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Filing No. 1-38730, and incorporated herein by reference.

*10.04
Linde plc Annual Variable Compensation Plan effective January 1, 2019 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2019, File No. 1-38730, and is incorporated hereby by reference).

Exhibit No.	Description

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

Exhibit No.	Description

*10.08b	Second Amendment to the Linde Compensation Deferral Program effective January 1, 2024 and dated March 13, 2024, filed herewith.

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

Exhibit No.	Description

10.13
Nondisclosure, Nonsolicitation and Noncompetition Agreement between Linde Inc. and Sanjiv Lamba dated as of November 7, 2021 (Filed as Exhibit 10.2 to Linde plc’s current report on Form 8-K dated November 18, 2021, File No. 1-38730, and incorporated herein by reference).

*10.14
Retirement Agreement and General Release between Linde Inc. and John M. Panikar, dated as of November 19, 2024, filed as Exhibit 10.14 to Linde’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Filing No. 1-38730, and incorporated herein by reference.

*10.15
Form of Linde plc Director Indemnification Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2018, File No. 333-218485, and incorporated herein by reference).

*10.16
Linde plc Non-employee Director Deferral Program, adopted by the Board of Directors on July 30, 2024, filed as Exhibit 10.16 to Linde’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Filing No. 1-38730, and incorporated herein by reference.

19.01
Linde plc Insider Trading Policy, Effective October 23, 2024, filed as Exhibit 19.01 to Linde’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Filing No. 1-38730, and incorporated herein by reference.

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

Linde plc
(Registrant)
Date: February 25, 2026	By:	/s/ KELCEY E. HOYT
Kelcey E. Hoyt Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2026.

/s/ SANJIV LAMBA	/s/ MATTHEW J. WHITE	/s/ PROF. DDR. ANN-KRISTIN ACHLIETNER
Sanjiv Lamba Chairman and Chief Executive Officer	Matthew J. White Chief Financial Officer	Ann-Kristin Achleitner Director

/s/ ROBERT L. WOOD	/s/ DR. THOMAS ENDERS	/s/ JOSEF KAESER
Robert L. Wood Director	Thomas Enders Director	Josef Kaeser Director

/s/ DR. VICTORIA OSSADNIK	/s/ ALBERTO WEISSER	/s/ PAULA REYNOLDS
Victoria Ossadnik Director	Alberto Weisser Director	Paula Reynolds Director

/s/ HUGH GRANT
Hugh Grant Director