Form 10-Q
period 2026-03-31
LINDE PLC
filed 2026-05-01
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At March 31, 2026, 462,599,539 ordinary shares (€0.001 par value) of the Registrant were outstanding.

Forward-looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as: anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. They are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances, including trade conflicts and tariffs; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics, pandemics, and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and cybersecurity breaches; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause future results or circumstances to differ materially from adjusted projections, estimates or other forward-looking statements.
Linde plc assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A. Risk Factors in Linde plc’s Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 25, 2026, which should be reviewed carefully. Please consider Linde plc’s forward-looking statements in light of those risks.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2026	2025
Sales	$8,781	$8,112
Cost of sales, exclusive of depreciation and amortization	4,523	4,157
Selling, general and administrative	893	786
Depreciation and amortization	951	910
Research and development	38	38
Cost reduction program and other charges	—	55
Other income (expense) - net	63	18
Operating Profit	2,439	2,184
Interest expense - net	62	60
Net pension and OPEB cost (benefit), excluding service cost	(54)	(56)
Income Before Income Taxes and Equity Investments	2,431	2,180
Income taxes	571	511
Income Before Equity Investments	1,860	1,669
Income from equity investments	40	38
Net Income (Including Noncontrolling Interests)	1,900	1,707
Less: noncontrolling interests	(43)	(34)
Net Income – Linde plc	$1,857	$1,673

Per Share Data – Linde plc Shareholders
Basic earnings per share	$4.00	$3.53
Diluted earnings per share	$3.98	$3.51

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	464,051	473,303
Diluted shares outstanding	466,319	476,262
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2026	2025
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,900	$1,707

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	79	132
Reclassifications to net income	(18)	—
Income taxes	(6)	2
Translation adjustments	55	134
Funded status - retirement obligations (Note 7):
Retirement program remeasurements	22	11
Reclassifications to net income	(4)	(8)
Income taxes	(4)	(9)
Funded status - retirement obligations	14	(6)
Derivative instruments (Note 4):
Current unrealized gain (loss)	28	10
Reclassifications to net income	(16)	(5)
Income taxes	(2)	(2)
Derivative instruments	10	3
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	79	131

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	1,979	1,838
Less: noncontrolling interests	(36)	(39)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$1,943	$1,799
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Millions of dollars)
(UNAUDITED)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$3,959	$5,056
Accounts receivable - net	5,321	4,966
Contract assets	321	269
Inventories	2,079	2,055
Prepaid and other current assets	1,071	979
Total Current Assets	12,751	13,325
Property, plant and equipment - net	28,564	28,260
Goodwill	27,882	27,927
Other intangible assets - net	11,673	11,871
Other long-term assets	5,445	5,434
Total Assets	$86,315	$86,817
Liabilities and equity
Accounts payable	$2,659	$2,810
Short-term debt	4,822	4,510
Current portion of long-term debt	1,636	1,796
Contract liabilities	1,168	1,231
Other current liabilities	5,106	4,851
Total Current Liabilities	15,391	15,198
Long-term debt	19,859	20,683
Other long-term liabilities	10,973	11,195
Total Liabilities	46,223	47,076
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity (Note 10):
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2026 and 2025 issued: 490,766,972 ordinary shares	1	1
Additional paid-in capital	39,177	39,430
Retained earnings	17,639	16,608
Accumulated other comprehensive income (loss)	(6,147)	(6,233)
Less: Treasury shares, at cost (2026 – 28,167,433 shares and 2025 – 27,086,030 shares)	(12,104)	(11,561)
Total Linde plc Shareholders’ Equity	38,566	38,245
Noncontrolling interests	1,513	1,483
Total Equity	40,079	39,728
Total Liabilities and Equity	$86,315	$86,817
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$1,857	$1,673
Add: Noncontrolling interests	43	34
Net Income (including noncontrolling interests)	1,900	1,707
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges	(44)	18
Depreciation and amortization	951	910
Deferred income taxes	8	9
Share-based compensation	41	42
Working capital:
Accounts receivable	(361)	(230)
Inventory	(48)	9
Prepaid and other current assets	(52)	26
Payables and accruals	35	(209)
Contract assets and liabilities, net	(108)	(65)
Pension contributions	(7)	(5)
Long-term assets, liabilities and other	(75)	(51)
Net cash provided by (used for) operating activities	2,240	2,161
Investing
Capital expenditures	(1,342)	(1,270)
Acquisitions, net of cash acquired	(153)	(112)
Divestitures, net of cash divested and asset sales	112	13
Other investing, net	(1)	—
Net cash provided by (used for) investing activities	(1,384)	(1,369)
Financing
Short-term debt borrowings (repayments) - net	339	165
Long-term debt borrowings	58	2,340
Long-term debt repayments	(733)	(1,012)
Issuances of ordinary shares	3	11
Purchases of ordinary shares	(807)	(1,111)
Cash dividends - Linde plc shareholders	(741)	(708)
Noncontrolling interest transactions and other	(87)	(73)
Net cash provided by (used for) financing activities	(1,968)	(388)
Effect of exchange rate changes on cash and cash equivalents	15	40
Change in cash and cash equivalents	(1,097)	444
Cash and cash equivalents, beginning-of-period	5,056	4,850
Cash and cash equivalents, end-of-period	$3,959	$5,294
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
Presentation of Condensed Consolidated Financial Statements - In the opinion of Linde management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Linde plc and subsidiaries in Linde's 2025 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2026.
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
2. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $5,352 million and $5,032 million at March 31, 2026 and December 31, 2025, respectively, and gross receivables aged greater than one year were $435 million and $377 million at March 31, 2026 and December 31, 2025, respectively. Gross other receivables were $133 million and $138 million at March 31, 2026 and December 31, 2025, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $5,321 million at March 31, 2026 and $4,966 million at December 31, 2025. Allowances for expected credit losses were $599 million at March 31, 2026 and $581 million at December 31, 2025. Provisions for expected credit losses were $63 million and $42 million for the three months ended March 31, 2026 and 2025, respectively. The allowance activity in the three months ended March 31, 2026 and 2025 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.
Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	March 31, 2026	December 31, 2025
Inventories
Raw materials and supplies	$545	$530
Work in process	390	346
Finished goods	1,144	1,179
Total inventories	$2,079	$2,055

3. Debt
The following is a summary of Linde's outstanding debt at March 31, 2026 and December 31, 2025:

(Millions of dollars)		March 31, 2026	December 31, 2025
SHORT-TERM
Commercial paper		$4,512	$4,226
Other bank borrowings (primarily non U.S.)		310	284
Total short-term debt		4,822	4,510
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
3.20%	Notes due 2026 (b)	—	725
0.00%	Euro denominated notes due 2026	809	822
3.434%	Notes due 2026	200	200
1.652%	Euro denominated notes due 2027	93	95
0.250%	Euro denominated notes due 2027	866	880
1.00%	Euro denominated notes due 2027	580	589
2.226%	Euro denominated notes due 2027 (c)	693	705
1.00%	Euro denominated notes due 2028 (d)	842	854
3.00%	Euro denominated notes due 2028	807	820
3.375%	Euro denominated notes due 2029	864	878
2.625%	Euro denominated notes due 2029	978	994
0.6150%	Swiss franc denominated notes due 2029	281	283
1.10%	Notes due 2030	698	698
1.90%	Euro denominated notes due 2030	118	120
3.375%	Euro denominated notes due 2030	863	877
1.375%	Euro denominated notes due 2031	870	884
3.20%	Euro denominated notes due 2031	980	997
0.550%	Euro denominated notes due 2032	863	877
3.125%	Euro denominated notes due 2032	744	759
0.375%	Euro denominated notes due 2033	573	582
3.00%	Euro denominated notes due 2033	862	877
1.0629%	Swiss franc denominated notes due 2033	343	346
3.625%	Euro denominated notes due 2034	748	760
3.50%	Euro denominated notes due 2034	860	874
1.625%	Euro denominated notes due 2035	919	934
3.40%	Euro denominated notes due 2036	803	816
3.250%	Euro denominated notes due 2037	744	756
3.750%	Euro denominated notes due 2038	571	582
3.55%	Notes due 2042	666	666
3.75%	Euro denominated notes due 2044	797	810
2.00%	Notes due 2050	297	297
1.00%	Euro denominated notes due 2051	791	805
Non U.S. borrowings		362	307
Other		10	10
		21,495	22,479
Less: current portion of long-term debt		(1,636)	(1,796)
Total long-term debt		19,859	20,683
Total debt		$26,317	$26,989
(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)In January 2026, Linde repaid $725 million of 3.20% notes that became due.
(c)Floating-rate notes that reset quarterly at three-month EURIBOR plus a fixed spread.
(d)March 31, 2026 and December 31, 2025 included a cumulative $22 million and $25 million adjustment to carrying value, respectively, related to hedge accounting of terminated interest rate swaps. Refer to Note 4.

The company maintains a $5 billion and a $1.5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expire on December 7, 2027 and December 2, 2026, respectively. There are no financial maintenance covenants contained within the credit agreements. No borrowings were outstanding under the credit agreements as of March 31, 2026.
The weighted-average interest rates of short-term borrowings outstanding were 3.0% as of March 31, 2026 and December 31, 2025.
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
Counterparties to Linde’s derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of March 31, 2026, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2026 and December 31, 2025 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$9,690	$9,509	$57	$79	$123	$34
Forecasted transactions	137	164	1	3	1	1
Total	$9,827	$9,673	$58	$82	$124	$35
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$345	$560	$13	$24	$1	$1
Forward exchange transactions	3,367	3,420	46	6	1	28
Commodity contracts	N/A	N/A	27	5	13	10
Total Hedges	$3,712	$3,980	$86	$35	$15	$39
Total Derivatives	$13,539	$13,653	$144	$117	$139	$74
(a)Amounts as of March 31, 2026 and December 31, 2025, respectively, included current assets of $133 million and $107 million which are recorded in prepaid and other current assets; long-term assets of $11 million and $10 million which are recorded in other long-term assets; current liabilities of $135 million and $72 million which are recorded in other current liabilities; and long-term liabilities of $4 million and $2 million which are recorded in other long-term liabilities.
In addition, during 2024, Linde issued credit default swaps (“CDS”) to third-party financial institutions. The CDS relate to secured borrowings provided by the financial institutions to a government customer in Mexico, that were utilized to pay certain of Linde’s outstanding receivables. The notional amount of the CDS, which was $42 million and $74 million for the two programs as of March 31, 2026, will reduce on a monthly basis over their respective 24-month and 22-month terms. As of March 31, 2026, the fair value of the associated derivative asset and liability positions were not material.
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

Net Investment Hedges
Foreign Currency-Denominated Debt Designations
As of March 31, 2026, Linde has €17.3 billion ($20.0 billion) Euro-denominated notes and intercompany loans, ¥5.2 billion ($0.8 billion) CNY-denominated intercompany loans and CHF500 million ($625 million) CHF-denominated notes that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred loss recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $1,228 million (deferred gain of $330 million in the consolidated statement of comprehensive income for the three months ended March 31, 2026), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged.
Foreign Currency Forward Exchange Contract Designations
The Company enters into forward exchange contracts to partially hedge its net investment in certain foreign-denominated subsidiaries. The Company assesses the forward exchange contracts used as net investment hedges under the spot method. This results in the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness and recorded as incurred as a reduction in interest expense - net in the consolidated statement of income. Since hedge inception, the deferred gain recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $45 million (deferred gain of $63 million in the consolidated statement of comprehensive income for the three months ended March 31, 2026), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged. The amount of net interest income recorded for the three months ended March 31, 2026 and 2025 for all forward exchange contracts was $18 million and $8 million, respectively.
Effects of Previous Hedge Designations
As of March 31, 2026, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is a loss of $91 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statement of income.
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
Derivatives' Impact on Consolidated Statement of Income
The following table summarizes the impact of the company’s derivatives on the consolidated statement of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2026	2025
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(40)	$(89)
Other balance sheet items	(7)	1
Total	$(47)	$(88)
* The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. Accordingly, the gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt-related items are recorded in the consolidated statement of income as interest expense-net. Other balance sheet items gains (losses) are recorded in the consolidated statement of income as other income (expenses)-net.
The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the three months ended March 31, 2026 and 2025. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Assets
Derivative assets	$—	$—	$144	$117	$—	$—
Investments and securities*	19	20	—	—	13	13
Total	$19	$20	$144	$117	$13	$13

Liabilities
Derivative liabilities	$—	$—	$139	$74	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At March 31, 2026, the estimated fair value of Linde’s long-term debt portfolio was $19,836 million versus a carrying value of $21,495 million. At December 31, 2025, the estimated fair value of Linde’s long-term debt portfolio was $21,064 million versus a carrying value of $22,479 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

6. Earnings Per Share - Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended March 31,
	2026	2025
Numerator (Millions of dollars)
Net Income – Linde plc	$1,857	$1,673
Denominator (Thousands of shares)
Weighted average shares outstanding	463,212	472,385
Shares earned and issuable under compensation plans	839	918
Weighted average shares used in basic earnings per share	464,051	473,303
Effect of dilutive securities
Stock options and awards	2,268	2,959
Weighted average shares used in diluted earnings per share	466,319	476,262
Basic Earnings Per Share	$4.00	$3.53
Diluted Earnings Per Share	$3.98	$3.51
The weighted-average of antidilutive securities excluded from the calculation of diluted earnings per share was 553 thousand for the three months ended March 31, 2026 and 420 thousand for the respective 2025 period.
7. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the three months ended March 31, 2026 and 2025 are shown below:

	Quarter Ended March 31,
(Millions of dollars)	2026	2025
Amount recognized in Operating Profit
Service cost	$20	$20
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	89	86
Expected return on plan assets	(139)	(134)
Net amortization and deferral (gain) loss	(4)	(8)
	(54)	(56)
Net periodic benefit cost (benefit)	$(34)	$(36)
Components of net periodic benefit expense for other post-retirement plans for the three months ended March 31, 2026 and 2025 were not material.
Linde estimates that 2026 required contributions to its pension plans will be in the range of approximately $25 million to $35 million, of which $7 million have been made through March 31, 2026.
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
•On May 27, 2022, performance of all Linde Engineering agreements in Russia were lawfully suspended in compliance with applicable sanctions. In December 2022, at RusChemAlliance’s (RCA) request a Russian St. Petersburg court (“St. Petersburg Court”) issued an injunction preventing sale of Linde Russia subsidiaries and assets. Since then, in accordance with the dispute resolution provisions of the related engineering agreements Linde secured judgments reenforcing jurisdiction of the agreements with RCA outside of Russia and ordering the St. Petersburg proceedings stayed and injunctions lifted. However, RCA has continued to pursue its claims in Russia and during 2024 two Linde Russian joint ventures were sold locally pursuant to a St. Petersburg court order and the proceeds provided to RCA. Linde does not expect a material adverse impact on earnings given the combined $1.9 billion liabilities recorded as of March 31, 2026 and the immaterial investment value of its remaining deconsolidated Russia subsidiaries. Please see further detail on the Russian legal cases below.
RCA GPP and LNG
In December 2022, the St. Petersburg Court issued an injunction preventing (i) the sale of any shares in Linde’s subsidiaries and joint ventures in Russia, and (ii) the disposal of any of the assets in those entities exceeding 5% of the relevant company’s overall asset value. RCA is owned 50% by PJSC Gazprom. The injunction was requested by RCA to secure payment of a possible award under an arbitration proceeding RCA intended to file against Linde Engineering for alleged breach of contract under the agreement to build a gas processing plant in Russia entered into in July 2021. In 2023, RCA filed a claim in St. Petersburg against Linde GmbH for recovery of advance payments under the agreement ("GPP Claim"), and subsequently (i) added Linde and other Linde subsidiaries as defendants, and (ii) seeking payment of alleged damages from Linde and guarantor banks. In 2024, RCA filed a similar claim for repayment and damages against Linde for alleged breach of contract under the agreement to build a liquefied natural gas plant in Russia entered into in September 2021 (“LNG Claim”, and together with the GPP Claim, the “Russian Claims”).
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
In January 2024, the Hong Kong court issued a final judgment in Linde’s favor (i) granting a permanent anti-suit injunction against RCA to seek a stay of the GPP claim and not start an LNG claim, (ii) granting a permanent, global anti-enforcement injunction against RCA for the GPP claim, and (iii) ordering that the injunction issued by the St. Petersburg Court be lifted (“HK Court Judgment”).
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
Separately, certain guarantor banks of the RCA GPP and LNG projects, following their own asset seizures in Russia, have asserted claims for reimbursement against Linde GmbH in Germany totaling approximately €0.8 billion. These guarantee proceedings are exceptional in nature and arise from highly specific, sanctions-driven situations.
Linde intends to claim all damages related to or rising from RCA's enforcement of the GPP and LNG Decisions in the HKIAC arbitration proceedings. Linde subsidiaries affected by the GPP Decision have also filed claims for damages against RCA and/or its controlling shareholder in the Southern District of New York, the Netherlands and Germany. A subsidiary of Linde has obtained a judgment for damages in Germany against Gazprom PJSC in an amount of €204 million related to the seizure of the shares of a Russian joint venture.

As of March 31, 2026, Linde has a contingent liability of $1.1 billion, which represents advance payments previously recorded in contract liabilities related to terminated engineering projects with RCA. As a result of the contract terminations, Linde no longer has future performance obligations for these projects.
It is difficult to estimate the timing of resolution of these matters. The company intends to vigorously defend its interests in the Russian Claims, Hong Kong arbitration proceedings, German guarantee proceedings and other jurisdictions.
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

As of March 31, 2026, Linde has a contingent liability of $0.8 billion for this and other Amur GPP contract matters. It is difficult to estimate the timing of resolution of this matter. The company intends to vigorously defend its interests in this case.

9. Segment Information
For a description of Linde plc's operating segments and information on how the Chief Operating Decision Maker assesses performance and allocates resources, refer to Note 18 to the consolidated financial statements on Linde plc's 2025 Annual Report on Form 10-K. The company’s measure of profit/loss for segment reporting is segment operating profit. Segment operating profit is defined as operating profit excluding purchase accounting impacts of the Linde AG merger, cost reduction and other charges, and items not indicative of ongoing business trends.
The table below presents sales and operating profit information about reportable segments and Other for the quarter ended March 31, 2026 and 2025.

Quarter Ended March 31,
(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
2026
Sales (a)	$4,025	$2,171	$1,701	$517	$367	$8,781
Variable Costs (b)	1,576	722	841	168	157	3,464
Fixed Costs and other (c)	798	490	209	241	189	1,927
Depreciation and amortization (d)	379	175	174	7	25	760
Operating Profit (e)	$1,272	$784	$477	$101	$(4)	$2,630
2025
Sales (a)	$3,666	$2,031	$1,539	$565	$311	$8,112
Variable Costs (b)	1,395	721	748	215	114	3,193
Fixed Costs and other (c)	767	429	178	228	160	1,762
Depreciation and amortization (d)	367	159	162	8	23	719
Operating Profit (e)	$1,137	$722	$451	$114	$14	$2,438
(a)Sales reflect external sales only. Intersegment sales from Engineering to the industrial gases segments were $573 million and $601 million for the three months ended March 31, 2026 and 2025, respectively. Intersegment sales from Helium were $97 million and $112 million for the three months ended March 31, 2026 and 2025, respectively.
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
Reconciliations to Consolidated Results
Depreciation and Amortization
The table below reconciles total depreciation and amortization disclosed in the table above to consolidated depreciation and amortization as reflected on our consolidated statement of income:

	Quarter Ended March 31,
(Millions of dollars)	2026	2025
Total segment depreciation and amortization	$760	$719
Purchase accounting impacts - Linde AG (a)	191	191
Total depreciation and amortization	$951	$910

Income Before Income Taxes and Equity Investments
The table below reconciles total operating profit disclosed in the table above to consolidated income before income taxes and equity investments as reflected on our consolidated statement of income:

	Quarter Ended March 31,
	2026	2025
Total segment operating profit	$2,630	$2,438
Cost reduction program and other charges	—	55
Purchase accounting impacts - Linde AG (a)	191	199
Total operating profit	2,439	2,184
Interest expense - net	62	60
Net pension and OPEB cost (benefit), excluding service cost	(54)	(56)
Total consolidated income before income taxes and equity investments	$2,431	$2,180
(a)To adjust for purchase accounting impacts related to the merger.
10. Equity
A summary of the changes in total equity for the three months ended March 31, 2026 and 2025 is provided below:

	Quarter Ended March 31,
(Millions of dollars)	2026			2025
Activity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$38,245	$1,483	$39,728	$38,092	$1,383	$39,475
Net income (a)	1,857	43	1,900	1,673	34	1,707
Other comprehensive income (loss)	86	(7)	79	126	5	131
Noncontrolling interests:
Additions (reductions)	—	—	—	—	—	—
Dividends and other capital changes	—	(6)	(6)	—	(4)	(4)
Dividends to Linde plc ordinary share holders ($1.60 per share in 2026 and $1.50 per share in 2025)	(741)	—	(741)	(708)	—	(708)
Issuances of ordinary shares:
For employee savings and incentive plans	(131)	—	(131)	(94)	—	(94)
Purchases of ordinary shares	(791)	—	(791)	(1,099)	—	(1,099)
Share-based compensation	41	—	41	42	—	42
Balance, end of period	$38,566	$1,513	$40,079	$38,032	$1,418	$39,450

(a)Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the three months ended March 31, 2026 and 2025 and which is not part of total equity.
The components of Accumulated other comprehensive income (loss) are as follows:

(Millions of dollars)	March 31, 2026	December 31, 2025
Cumulative translation adjustment - net of taxes:
Americas	$(3,794)	$(3,892)
EMEA	(1,055)	(958)
APAC	(1,206)	(1,170)
Engineering	179	283
Other	(415)	(616)
	(6,291)	(6,353)
Derivatives - net of taxes	26	16
Pension / OPEB (net of tax obligations of $106 million and $102 million at March 31, 2026 and December 31, 2025, respectively)	118	104
	$(6,147)	$(6,233)
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of  $398 million at March 31, 2026 (current contract assets of $321 million and $77 million within other long-term assets in the condensed consolidated balance sheet). Total contract assets were $336 million at December 31, 2025 (current contract assets of $269 million and $67 million within other long-term assets in the condensed consolidated balance sheet). Total contract liabilities are $2,456 million at March 31, 2026 (current contract liabilities of $1,168 million and $1,288 million within other long-term liabilities in the condensed consolidated balance sheet). Total contract liabilities were $2,515 million at December 31, 2025 (current contract liabilities of $1,231 million and $1,284 million within other long-term liabilities in the condensed consolidated balance sheet). Revenue recognized for the three months ended March 31, 2026 that was included in the contract liability at December 31, 2025 was $378 million. Contract assets and liabilities primarily relate to the Engineering business and customer prepayments for certain on-site supply agreements.
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

Disaggregated Revenue Information
As described above and in Note 19 to Linde plc's 2025 Annual Report on Form 10-K, the company manages its industrial gases business on a geographic basis, while the Engineering and Other businesses are generally managed on a global basis. Furthermore, the company believes that reporting sales by distribution method by reportable geographic segment best illustrates the nature, timing, type of customer, and contract terms for its revenues, including terms and pricing.
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the three months ended March 31, 2026 and March 31, 2025.

(Millions of dollars)	Quarter Ended March 31,
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
2026
Merchant	$1,296	$719	$534	$—	$39	$2,588	29%
On-Site	1,008	425	725	—	—	2,158	25%
Packaged Gas	1,649	1,019	363	—	6	3,037	35%
Other	72	8	79	517	322	998	11%
Total	$4,025	$2,171	$1,701	$517	$367	$8,781	100%
2025
Merchant	$1,150	$671	$509	$—	$47	$2,377	29%
On-Site	888	426	667	—	—	1,981	24%
Packaged Gas	1,572	926	316	—	7	2,821	35%
Other	56	8	47	565	257	933	12%
Total	$3,666	$2,031	$1,539	$565	$311	$8,112	100%
Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. As of March 31, 2026, the company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $64 billion. This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to thirty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next six years and the remaining thereafter.

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

Consolidated Results
The following table provides summary information for the three months ended March 31, 2026 and 2025. The reported amounts are GAAP amounts from the Consolidated Statement of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended March 31,
(Millions of dollars, except per share data)	2026	2025	Variance
Sales	$8,781	$8,112	8%
Cost of sales, exclusive of depreciation and amortization	$4,523	$4,157	9%
As a percent of sales	51.5%	51.2%
Selling, general and administrative	$893	$786	14%
As a percent of sales	10.2%	9.7%
Depreciation and amortization	$951	$910	5%
Cost reduction program and other charges	$—	$55	(100)%
Other income (expense) - net	$63	$18	250%
Operating profit	$2,439	$2,184	12%
Operating margin	27.8%	26.9%
Interest expense - net	$62	$60	3%
Net pension and OPEB cost (benefit), excluding service cost	$(54)	$(56)	(4)%
Effective tax rate	23.5%	23.4%
Income from equity investments	$40	$38	5%
Noncontrolling interests	$(43)	$(34)	26%
Net Income – Linde plc	$1,857	$1,673	11%
Diluted earnings per share	$3.98	$3.51	13%
Diluted shares outstanding	466,319	476,262	(2)%
Number of employees	65,034	65,069	—%
Adjusted Amounts (a)
Depreciation and amortization	$760	$719	6%
Operating profit	$2,630	$2,438	8%
Operating margin	30.0%	30.1%
Effective tax rate	23.5%	23.5%
Net Income – Linde plc	$2,019	$1,880	7%
Diluted earnings per share	$4.33	$3.95	10%
Other Financial Data (a)
EBITDA	$3,430	$3,132	10%
As percent of sales	39.1%	38.6%
Adjusted EBITDA	$3,449	$3,213	7%
As percent of sales	39.3%	39.6%
(a)Adjusted amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Reported
In the first quarter of 2026, Linde's sales were $8,781 million, 8% above the prior year. Currency translation increased sales by 5% in the quarter, largely driven by the strengthening of the Euro against the U.S dollar. Sales grew 2% from higher price attainment. Volumes increased sales by 1% in the quarter versus the 2025 respective period, primarily due to new project start-ups. Acquisitions increased sales by 1% in the quarter. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, was flat in the quarter. Engineering sales decreased by 1% in the quarter.
Reported operating profit for the first quarter of 2026 was $2,439 million, or 27.8% of sales, 12% above the prior year. The reported year-over-year increase was primarily driven by higher pricing, currency translation and productivity initiatives, which more than offset adverse impacts from cost inflation. The reported effective tax rate ("ETR") was 23.5% in the first quarter

2026 versus 23.4% in the first quarter 2025. Diluted earnings per share ("EPS") was $3.98, or 13% above EPS of $3.51 in the first quarter of 2025, primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Adjusted
In the first quarter of 2026, adjusted operating profit of $2,630 million, or 30.0% of sales, was 8% higher as compared to 2025, driven by higher pricing, currency translation and productivity initiatives, partially offset by cost inflation. On an adjusted basis, the ETR was 23.5% for the first quarter 2026 and the 2025 respective period. On an adjusted basis, EPS was $4.33, 10% above the 2025 adjusted EPS of $3.95, driven by higher adjusted net income - Linde plc and lower diluted shares outstanding.
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

Results of operations
The changes in consolidated sales compared to the prior year are attributable to the following:

Quarter Ended March 31, 2026 vs. 2025
% Change
Factors Contributing to Changes - Sales
Volume	1%
Price/Mix	2%
Cost pass-through	—%
Currency	5%
Acquisitions/divestitures	1%
Engineering	(1)%
8%
Sales
Sales increased by 8% for the first quarter of 2026, versus the respective 2025 period. Currency translation increased sales by 5% in the quarter, largely driven by the strengthening of the Euro against the U.S. dollar. Higher price attainment increased sales by 2% in the quarter. Volumes increased sales by 1% for the quarter, primarily due to new project start-ups. Acquisitions increased sales by 1% in the quarter. Cost pass-through was flat in the quarter. Engineering sales decreased by 1% in the quarter.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization, increased $366 million, or 9%, for the first quarter of 2026 primarily due to currency translation, cost inflation, partially offset by productivity gains. Cost of sales, exclusive of depreciation and amortization, was 51.5% of sales for the first quarter, versus 51.2% for the respective 2025 period. The increase as a percentage of sales in the quarter was primarily due to higher costs, partially offset by pricing and productivity gains.
Selling, general and administrative expenses
Selling, general and administrative expense ("SG&A") increased $107 million, or 14%, for the first quarter of 2026. SG&A was 10.2% of sales for the three months ended March 31, 2026 versus 9.7% of sales for the respective 2025 period. Currency impact increased SG&A by approximately $37 million for the first quarter of 2026. Excluding currency impacts, underlying SG&A increased in the first quarter of 2026 driven primarily by higher costs.
Depreciation and amortization
Reported depreciation and amortization expense increased $41 million, or 5%, in the first quarter of 2026. On an adjusted basis, excluding merger-related impact, depreciation and amortization increased $41 million, or 6%, including currency impact of $29 million. Excluding currency for the quarter, the underlying depreciation and amortization increase was largely driven by new project start-ups.
Cost reduction program and other charges
There were no cost reduction program and other charges for the three months ended March 31, 2026. The respective 2025 period primarily included severance charges of $55 million. On an adjusted basis, these costs have been excluded.
Other income (expense) - net
Reported other income (expense) - net was a benefit of $63 million for the first quarter of 2026 primarily driven by a gain on a divestiture in the Americas business. In the respective 2025 period, other income (expense) was a benefit of $18 million.
Operating profit
On a reported basis, operating profit increased $255 million, or 12%, for the first quarter of 2026. The increase was primarily due to higher pricing, currency translation, savings from productivity initiatives and lower cost reduction program and other charges, which more than offset the adverse impacts of cost inflation.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as cost reduction programs and other charges, operating profit increased $192 million, or 8%, for the first quarter of 2026. Operating profit growth was driven by higher pricing, currency translation and productivity initiatives, which more than offset the effects of cost inflation during the first quarter of 2026. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net increased $2 million, or 3%, for the first quarter of 2026 versus the respective 2025 period.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost, was a benefit of $54 million for the quarter, versus $56 million for the respective 2025 period. The decrease was driven by higher interest cost and lower amortization of deferred gains, partially offset by higher expected return on plan assets year-over-year.
Effective tax rate
The reported effective tax rate ("ETR") for the first quarter of 2026 was 23.5%, versus 23.4% for the respective 2025 period.
On an adjusted basis, the ETR was 23.5% for the three months ended March 31, 2026 and the 2025 respective period.
Income from equity investments
Reported income from equity investments for the first quarter of 2026 was $40 million, versus $38 million for the respective 2025 period.
On an adjusted basis, income from equity investments for the first quarter of 2026 was $59 million, versus $56 million for the respective 2025 period.
Noncontrolling interests
At March 31, 2026, noncontrolling interests consisted primarily of non-controlling shareholders' investments in APAC (primarily China). Reported noncontrolling interests income was $43 million for the first quarter of 2026 and $34 million for the respective 2025 period.
Net Income – Linde plc
Reported net income - Linde plc increased $184 million, or 11%, for the first quarter of 2026 versus the respective 2025 period. On an adjusted basis, which excludes the impacts of merger-related purchase accounting and cost reduction program and other charges, net income - Linde plc increased $139 million, or 7%, for the first quarter of 2026 versus the respective 2025 period. On both a reported and adjusted basis, the increase was largely driven by higher operating profit.

Diluted earnings per share
Reported diluted earnings per share increased $0.47, or 13%, for the first quarter of 2026 versus the respective 2025 period. On an adjusted basis, diluted EPS increased $0.38, or 10%, for the three months ended March 31, 2026, versus the respective 2025 period. On both a reported and adjusted basis, the increase was primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at March 31, 2026 was 65,034, a decrease of 35 employees from March 31, 2025.
Other Financial Data
EBITDA was $3,430 million for the first quarter of 2026 as compared to $3,132 million in the respective 2025 period. Adjusted EBITDA increased to $3,449 million for the first quarter of 2026 from $3,213 million in the respective 2025 period. The increase on both a reported and adjusted basis was driven by higher net income - Linde plc versus prior year.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive income was $79 million for the first quarter of 2026. The income in the quarter resulted primarily from currency translation adjustments of $55 million. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the movement of the U.S. dollar against major currencies, including the Euro and British pound. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 10 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statement of Income.

	Quarter Ended March 31,
(Millions of dollars)	2026	2025	Variance
SALES
Americas	$4,025	$3,666	10%
EMEA	2,171	2,031	7%
APAC	1,701	1,539	11%
Engineering	517	565	(8)%
Other	367	311	18%
Total sales	$8,781	$8,112	8%

SEGMENT OPERATING PROFIT
Americas	$1,272	$1,137	12%
EMEA	784	722	9%
APAC	477	451	6%
Engineering	101	114	(11)%
Other	(4)	14	(129)%
Segment operating profit	$2,630	$2,438	8%
Reconciliation to reported operating profit:
Cost reduction program and other charges	—	(55)
Purchase accounting impacts - Linde AG (a)	(191)	(199)
Total operating profit	$2,439	$2,184
(a)To adjust for purchase accounting impacts related to the merger.

Americas

	Quarter Ended March 31,
(Millions of dollars)	2026	2025	Variance
Sales	$4,025	$3,666	10%

Operating profit	$1,272	$1,137	12%
As a percent of sales	31.6%	31.0%

Quarter Ended March 31, 2026 vs. 2025
% Change
Factors Contributing to Changes - Sales
Volume	2%
Price/Mix	4%
Cost pass-through	2%
Currency	2%
Acquisitions/divestitures	—%
10%
The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.
Sales
Sales for the Americas segment increased $359 million, or 10%, for the first quarter versus the respective 2025 period. Higher pricing contributed 4% to sales in the first quarter. Volumes increased sales by 2% in the quarter, primarily driven by electronics, manufacturing and metals and mining end markets including project start-ups. Cost pass-through increased sales by 2% in the quarter, with minimal impact on operating profit. Currency translation increased sales by 2% in the first quarter, driven primarily by the strengthening of the Mexican peso and Brazilian real against the U.S. dollar. Acquisitions were flat in the quarter.
Operating profit
Operating profit in the Americas segment increased $135 million, or 12%, for the first quarter compared to the respective 2025 period, driven primarily by higher volumes, higher pricing, continued productivity initiatives and a gain on a divestiture, which more than offset cost inflation.

EMEA

	Quarter Ended March 31,
(Millions of dollars)	2026	2025	Variance
Sales	$2,171	$2,031	7%

Operating profit	$784	$722	9%
As a percent of sales	36.1%	35.5%

Quarter Ended March 31, 2026 vs. 2025
% Change
Factors Contributing to Changes - Sales
Volume	(3)%
Price/Mix	1%
Cost pass-through	(2)%
Currency	10%
Acquisitions/divestitures	1%
7%
The EMEA segment includes Linde's industrial gases operations in approximately 50 European, Middle Eastern and African countries including Germany, the United Kingdom, France, the Republic of South Africa and Sweden.
Sales
EMEA segment sales increased $140 million, or 7%, for the first quarter, compared to the respective 2025 period. Currency translation increased sales by 10% in the first quarter, driven primarily by the strengthening of the Euro and British pound against the U.S. dollar. Higher price attainment increased sales by 1% in the quarter. Acquisitions increased sales by 1%. Cost pass-through decreased sales by 2% in the quarter with minimal impact on operating profit. Volumes decreased sales by 3% in the quarter, primarily driven by the manufacturing and chemicals and energy end markets.
Operating Profit
Operating profit for the EMEA segment increased by $62 million, or 9%, for the first quarter, compared to the respective 2025 period. The increase in the first quarter was driven primarily by currency translation, higher pricing, and continued productivity initiatives, which more than offset cost inflation and lower volumes.
APAC

	Quarter Ended March 31,
(Millions of dollars)	2026	2025	Variance
Sales	$1,701	$1,539	11%

Operating profit	$477	$451	6%
As a percent of sales	28.0%	29.3%

Quarter Ended March 31, 2026 vs. 2025
% Change
Factors Contributing to Changes - Sales
Volume/Equipment	6%
Price/Mix	—%
Cost pass-through	(1)%
Currency	4%
Acquisitions/divestitures	2%
11%
The APAC segment includes Linde's industrial gases operations in approximately 15 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.
Sales
Sales for the APAC segment increased $162 million, or 11%, for the first quarter versus the respective 2025 period. Volumes increased sales by 6% in the first quarter, driven by base volumes, new project start-ups and equipment sales. Currency translation increased sales by 4% in the quarter, primarily due to the strengthening of the Australian dollar and Chinese yuan against the U.S. dollar. Acquisitions increased sales by 2% in the quarter. Price was flat in the quarter largely due to helium decrease which offset other positive price in the segment. Cost pass-through decreased sales by 1% in the quarter with minimal impact on operating profit.
Operating profit
Operating profit in the APAC segment increased $26 million, or 6%, in the first quarter compared to the respective 2025, driven primarily by higher volumes, continued productivity initiatives, currency translation and acquisitions, which more than offset cost inflation.
Engineering

	Quarter Ended March 31,
(Millions of dollars)	2026	2025	Variance
Sales	$517	$565	(8)%

Operating profit	$101	$114	(11)%
As a percent of sales	19.5%	20.2%

Quarter Ended March 31, 2026 vs. 2025
% Change
Factors Contributing to Changes - Sales
Currency	7%
Other	(15)%
(8)%
Sales
Engineering segment sales decreased $48 million, or 8%, for the first quarter, as compared to the respective 2025 period, driven by project timing. Currency translation increased sales by 7% in the quarter, primarily due to the strengthening of the Euro against the U.S. dollar.
Operating profit
Engineering segment operating profit decreased $13 million, or 11% for the first quarter, as compared to the respective 2025 period primarily driven by project timing partially offset by currency translation.

Other

	Quarter Ended March 31,
(Millions of dollars)	2026	2025	Variance
Sales	$367	$311	18%

Operating profit (loss)	$(4)	$14	(129)%
As a percent of sales	(1.1)%	4.5%

Quarter Ended March 31, 2026 vs. 2025
% Change
Factors Contributing to Changes - Sales
Volume/price	10%
Cost pass-through	6%
Currency	2%
Acquisitions/divestitures	—%
18%

Other consists of corporate costs and a few smaller businesses including Linde Advanced Material Technologies (LAMT) and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other increased $56 million, or 18% for the first quarter, versus the respective 2025 period. Underlying sales increased by 10% in the quarter, primarily due to higher volumes in LAMT, partially offset by helium. Cost pass-through increased sales by 6% in the quarter with minimal impact on operating profit. Currency translation increased sales by 2% in the quarter.
Operating profit
Operating profit in Other decreased $18 million in the first quarter, as compared to the respective 2025 period. The decrease in the quarter was primarily driven by helium and higher costs.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2026 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2026	2025	2026	2025
Euro	16%	0.85	0.95	0.87	0.85
Chinese yuan	7%	6.93	7.27	6.89	6.99
British pound	4%	0.74	0.79	0.76	0.74
Brazilian real	4%	5.26	5.85	5.18	5.47
Mexican peso	4%	17.56	20.43	17.94	18.01
Australian dollar	4%	1.44	1.59	1.45	1.50
Korean won	3%	1,465	1,452	1,519	1,440
Canadian dollar	3%	1.37	1.44	1.39	1.37
Indian rupee	2%	91.52	86.60	94.83	89.88
Swedish krona	1%	9.14	10.67	9.47	9.21
South African rand	1%	16.35	18.50	16.94	16.56
Swiss franc	1%	0.80	0.90	0.80	0.79

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three Months Ended March 31,
	2026	2025
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,900	$1,707
Non-cash charges (credits):
Add: Depreciation and amortization	951	910
Add: Deferred income taxes	8	9
Add: Share-based compensation	41	42
Add: Cost reduction program and other charges, net of payments	(44)	18
Net income adjusted for non-cash charges	2,856	2,686
Less: Working capital	(534)	(469)
Less: Pension contributions	(7)	(5)
Other	(75)	(51)
Net cash provided by (used for) operating activities	$2,240	$2,161
INVESTING ACTIVITIES
Capital expenditures	(1,342)	(1,270)
Acquisitions, net of cash acquired	(153)	(112)
Divestitures, net of cash divested and asset sales	112	13
Other investing, net	(1)	—
Net cash provided by (used for) investing activities	$(1,384)	$(1,369)
FINANCING ACTIVITIES
Debt increase (decrease) - net	(336)	1,493
Issuances (purchases) of common stock - net	(804)	(1,100)
Cash dividends - Linde plc shareholders	(741)	(708)
Noncontrolling interest transactions and other	(87)	(73)
Net cash provided by (used for) financing activities	$(1,968)	$(388)

Effect of exchange rate changes on cash and cash equivalents	$15	$40
Cash and cash equivalents, end-of-period	$3,959	$5,294
Cash Flow from Operations
Cash provided by operations of $2,240 million for the three months ended March 31, 2026 increased $79 million, or 4%, versus 2025. The increase was driven primarily by higher net income adjusted for non-cash charges and was partially offset by higher net working capital requirements.
Linde estimates that the total 2026 required contributions to its pension plans will be in the range of approximately $25 million to $35 million, of which $7 million has been made through March 31, 2026.
Investing
Net cash used for investing activities of $1,384 million for the three months ended March 31, 2026 increased $15 million, or 1%, versus 2025 as higher capital expenditures and acquisition spend, net of cash acquired more than offset cash inflows from divestitures and asset sales.
Capital expenditures for the three months ended March 31, 2026 were $1,342 million, $72 million higher than the prior year, primarily due to investments in new plant and production equipment for backlog growth requirements.

At March 31, 2026, Linde's sale of gas backlog of large projects under construction was approximately $7.1 billion. This represents the total estimated capital cost of large plants under construction.
Acquisitions, net of cash acquired, were $153 million for the three months ended March 31, 2026, and related primarily to packaged gas businesses in the Americas segment. Acquisitions, net of cash acquired, were $112 million for the three months ended March 31, 2025 and related primarily to businesses in the Americas and APAC.
Divestitures, net of cash divested and asset sales, for the three months ended March 31, 2026 were $112 million. 2026 included proceeds from the sale of a business in the Americas. 2025 divestitures, net of cash divested and asset sales were $13 million.

Other investing, net for the three months ended March 31, 2026 consisted of outflows of $1 million related to the cash settlement of foreign exchange contracts designated in a net investment hedging relationship.
Financing
Cash used for financing activities was $1,968 million for the three months ended March 31, 2026 as compared to $388 million for the three months ended March 31, 2025. Cash used for debt was $336 million in 2026 versus cash provided by debt of $1,493 million in 2025, as debt repayments more than offset borrowings, including commercial paper issuances. During the three months ended March 31, 2026, Linde repaid $725 million of 3.20% U.S. dollar-denominated notes.
Net purchases of ordinary shares were $804 million in 2026 versus $1,100 million in 2025. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash dividends of $741 million increased $33 million from 2025 driven primarily by a 7% increase in quarterly dividends per share from $1.50 per share to $1.60 per share and partially offset by lower shares outstanding. Cash used for Noncontrolling interest transactions and other was $87 million for the three months ended March 31, 2026 versus cash used of $73 million for the respective 2025 period, as higher cash requirements for withholding taxes related to share-based compensation arrangements more than offset higher cash inflows from financing related derivatives.
The company continues to believe it has sufficient operating flexibility, cash, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. The company maintains a $5.0 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreements as of March 31, 2026. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.
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

	Quarter Ended March 31,
	2026	2025
Adjusted Operating Profit and Operating Margin
Reported operating profit	$2,439	$2,184
Add: Cost reduction program and other charges	—	55
Add: Purchase accounting impacts - Linde AG (c)	191	199
Total adjustments	191	254
Adjusted operating profit	$2,630	$2,438

Reported percentage change	12%
Adjusted percentage change	8%

Reported sales	$8,781	$8,112

Reported operating margin	27.8%	26.9%
Adjusted operating margin	30.0%	30.1%

Adjusted Depreciation and Amortization
Reported depreciation and amortization	$951	$910
Less: Purchase accounting impacts - Linde AG (c)	(191)	(191)
Adjusted depreciation and amortization	$760	$719

Adjusted Other Income (Expense) - net
Reported other income (expense) - net	$63	$18
Add: Purchase accounting impacts - Linde AG (c)	—	(8)
Adjusted other income (expense) - net	$63	$26

Adjusted Income Taxes (a)
Reported income taxes	$571	$511
Add: Purchase accounting impacts - Linde AG (c)	45	44
Add: Cost reduction program and other charges	—	18
Total adjustments	45	62
Adjusted income taxes	$616	$573

Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$2,431	$2,180
Add: Purchase accounting impacts - Linde AG (c)	191	199

	Quarter Ended March 31,
	2026	2025
Add: Cost reduction program and other charges	—	55
Total adjustments	191	254
Adjusted income before income taxes and equity investments	$2,622	$2,434

Reported Income taxes	$571	$511
Reported effective tax rate	23.5%	23.4%

Adjusted income taxes	$616	$573
Adjusted effective tax rate	23.5%	23.5%

Income from Equity Investments
Reported income from equity investments	$40	$38
Add: Purchase accounting impacts - Linde AG (c)	19	18
Adjusted income from equity investments	$59	$56

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(43)	$(34)
Add: Purchase accounting impacts - Linde AG (c)	(3)	(3)
Adjusted noncontrolling interests	$(46)	$(37)

Adjusted Net Income - Linde plc (b)
Reported net income	$1,857	$1,673
Add: Cost reduction program and other charges	—	37
Add: Purchase accounting impacts - Linde AG (c)	162	170
Total adjustments	162	207
Adjusted net income - Linde plc	$2,019	$1,880

Adjusted Diluted EPS (b)
Reported diluted EPS	$3.98	$3.51
Add: Cost reduction program and other charges	—	0.08
Add: Purchase accounting impacts - Linde AG (c)	0.35	0.36
Total adjustments	0.35	0.44
Adjusted diluted EPS	$4.33	$3.95

Reported percentage change	13%
Adjusted percentage change	10%

	Quarter Ended March 31,
	2026	2025
Adjusted EBITDA and % of Sales
Net Income - Linde plc	$1,857	$1,673
Add: Noncontrolling interests	43	34
Add: Net pension and OPEB cost (benefit), excluding service cost	(54)	(56)
Add: Interest expense	62	60
Add: Income taxes	571	511
Add: Depreciation and amortization	951	910
EBITDA	$3,430	$3,132
Add: Cost reduction program and other charges	—	55
Add: Purchase accounting impacts - Linde AG (c)	19	26
Total adjustments	19	81
Adjusted EBITDA	$3,449	$3,213

Reported sales	$8,781	$8,112
% of sales
EBITDA	39.1%	38.6%
Adjusted EBITDA as a % of Sales	39.3%	39.6%

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

(Millions of dollars)
Statement of Income Data	Three Months Ended March 31, 2026	Twelve Months Ended December 31, 2025
Sales	$2,233	$8,844
Operating profit	423	1,512
Net income	(22)	3
Transactions with non-guarantor subsidiaries	897	3,989

Balance Sheet Data (at period end)
Current assets (a)	$4,226	$4,815
Long-term assets (b)	17,030	16,808
Current liabilities (c)	10,314	10,085
Long-term liabilities (d)	73,893	73,336

(a) From current assets above, amount due from non-guarantor subsidiaries	$1,187	$1,097
(b) From long-term assets above, amount due from non-guarantor subsidiaries	719	724
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,409	1,325
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	49,871	48,301
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to Item 7A. to Part II of Linde's 2025 Annual Report on Form 10-K for discussion.
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
Item 1A. Risk Factors
Through the quarterly period covered by this report, there have been no material changes to the risk factors disclosed in Item 1A to Part I of Linde's Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended March 31, 2026 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2026	362	$441.92	362	$7,141
February 2026	468	$479.63	468	$6,917
March 2026	832	$489.15	832	$6,510
First Quarter 2026	1,662	$476.18	1,662	$6,510
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
(2)As of March 31, 2026, the company repurchased $8.5 billion of its ordinary shares pursuant to the 2023 share repurchase program. As of March 31, 2026, $6.5 billion of share repurchases remain authorized under the 2023 program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On April 27, 2026, the Board of Directors of Linde plc elected Denny Brown as Vice President and Chief Accounting Officer of Linde, effective May 15, 2026. Mr. Brown will assume that position from Kelcey E. Hoyt who is retiring from Linde after twenty-four years of service with the company.

Prior to becoming Chief Accounting Officer, Mr. Brown, age 48, served as Assistant Corporate Controller since 2019 and was appointed Chief Information Officer in 2024. He joined Linde in 2004 and has held several positions of increasing responsibility in finance, including Vice President, Finance for Linde Gas & Equipment, and Vice President, Finance for Linde’s U.S. Bulk and Onsite business. Previously, he worked for KPMG LLP, a public accounting firm. He is a certified public accountant.

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

Linde plc

(Registrant)

Date: May 1, 2026	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Chief Accounting Officer