Form 10-Q
period 2026-06-30
LINDE PLC
filed 2026-07-31
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At June 30, 2026, 460,980,163 ordinary shares (€0.001 par value) of the Registrant were outstanding.

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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$9,289	$8,495	$18,070	$16,607
Cost of sales, exclusive of depreciation and amortization	4,861	4,306	9,384	8,463
Selling, general and administrative	891	870	1,784	1,656
Depreciation and amortization	963	942	1,914	1,852
Research and development	37	38	75	76
Cost reduction program and other charges	—	—	—	55
Other income (expense) - net	17	15	80	33
Operating Profit	2,554	2,354	4,993	4,538
Interest expense - net	61	67	123	127
Net pension and OPEB cost (benefit), excluding service cost	(53)	(59)	(107)	(115)
Income Before Income Taxes and Equity Investments	2,546	2,346	4,977	4,526
Income taxes	610	573	1,181	1,084
Income Before Equity Investments	1,936	1,773	3,796	3,442
Income from equity investments	36	33	76	71
Net Income (Including Noncontrolling Interests)	1,972	1,806	3,872	3,513
Less: noncontrolling interests	(44)	(40)	(87)	(74)
Net Income – Linde plc	$1,928	$1,766	$3,785	$3,439

Per Share Data – Linde plc Shareholders
Basic earnings per share	$4.17	$3.75	$8.17	$7.29
Diluted earnings per share	$4.15	$3.73	$8.13	$7.24

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	462,525	470,865	463,284	471,857
Diluted shares outstanding	464,523	473,573	465,299	474,691
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,972	$1,806	$3,872	$3,513

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	268	514	347	645
Reclassifications to net income	(20)	(22)	(38)	(22)
Income taxes	(2)	7	(8)	10
Translation adjustments	246	499	301	633
Funded status - retirement obligations (Note 7):
Retirement program remeasurements	(5)	25	17	36
Reclassifications to net income	(4)	(8)	(8)	(16)
Income taxes	1	(1)	(3)	(10)
Funded status - retirement obligations	(8)	16	6	10
Derivative instruments (Note 4):
Current unrealized gain (loss)	(7)	3	21	13
Reclassifications to net income	(7)	30	(23)	25
Income taxes	4	(7)	2	(9)
Derivative instruments	(10)	26	—	29
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	228	541	307	672

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	2,200	2,347	4,179	4,185
Less: noncontrolling interests	(51)	(63)	(87)	(102)
COMPREHENSIVE INCOME (LOSS) - LINDE PLC	$2,149	$2,284	$4,092	$4,083
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Millions of dollars)
(UNAUDITED)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$4,898	$5,056
Accounts receivable - net	5,632	4,966
Contract assets	432	269
Inventories	2,122	2,055
Prepaid and other current assets	1,092	979
Total Current Assets	14,176	13,325
Property, plant and equipment - net	29,170	28,260
Goodwill	27,927	27,927
Other intangible assets - net	11,564	11,871
Other long-term assets	5,512	5,434
Total Assets	$88,349	$86,817
Liabilities and Equity
Accounts payable	$2,837	$2,810
Short-term debt	4,861	4,510
Current portion of long-term debt	2,474	1,796
Contract liabilities	1,128	1,231
Other current liabilities	4,827	4,851
Total Current Liabilities	16,127	15,198
Long-term debt	20,678	20,683
Other long-term liabilities	10,914	11,195
Total Liabilities	47,719	47,076
Redeemable noncontrolling interests	13	13
Linde plc Shareholders’ Equity (Note 10):
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2026 and 2025 issued: 490,766,972 ordinary shares	1	1
Additional paid-in capital	39,130	39,430
Retained earnings	18,804	16,608
Accumulated other comprehensive income (loss)	(5,926)	(6,233)
Less: Treasury shares, at cost (2026 – 29,786,809 shares and 2025 – 27,086,030 shares)	(12,928)	(11,561)
Total Linde plc Shareholders’ Equity	39,081	38,245
Noncontrolling interests	1,536	1,483
Total Equity	40,617	39,728
Total Liabilities and Equity	$88,349	$86,817
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$3,785	$3,439
Add: Noncontrolling interests	87	74
Net Income (including noncontrolling interests)	3,872	3,513
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges	(76)	(14)
Depreciation and amortization	1,914	1,852
Deferred income taxes	(12)	(13)
Share-based compensation	60	88
Working capital:
Accounts receivable	(651)	(309)
Inventory	(89)	(36)
Prepaid and other current assets	(52)	(81)
Payables and accruals	91	(499)
Contract assets and liabilities, net	(288)	(22)
Pension contributions	(18)	(15)
Long-term assets, liabilities and other	(240)	(92)
Net cash provided by (used for) operating activities	4,511	4,372
Investing
Capital expenditures	(2,780)	(2,527)
Acquisitions, net of cash acquired	(385)	(270)
Divestitures, net of cash divested and asset sales	123	24
Other investing, net	—	(53)
Net cash provided by (used for) investing activities	(3,042)	(2,826)
Financing
Short-term debt borrowings (repayments) - net	388	425
Long-term debt borrowings	2,016	3,059
Long-term debt repayments	(759)	(1,645)
Issuances of ordinary shares	22	15
Purchases of ordinary shares	(1,678)	(2,222)
Cash dividends - Linde plc shareholders	(1,479)	(1,412)
Noncontrolling interest transactions and other	(157)	26
Net cash provided by (used for) financing activities	(1,647)	(1,754)
Effect of exchange rate changes on cash and cash equivalents	20	144
Change in cash and cash equivalents	(158)	(64)
Cash and cash equivalents, beginning-of-period	5,056	4,850
Cash and cash equivalents, end-of-period	$4,898	$4,786
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
2. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $5,681 million and $5,032 million at June 30, 2026 and December 31, 2025, respectively, and gross receivables aged greater than one year were $430 million and $377 million at June 30, 2026 and December 31, 2025, respectively. Gross other receivables were $112 million and $138 million at June 30, 2026 and December 31, 2025, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $5,632 million at June 30, 2026 and $4,966 million at December 31, 2025. Allowances for expected credit losses were $591 million at June 30, 2026 and $581 million at December 31, 2025. Provisions for expected credit losses were $109 million and $102 million for the six months ended June 30, 2026 and 2025, respectively. The allowance activity in the six months ended June 30, 2026 and 2025 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.
Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	June 30, 2026	December 31, 2025
Inventories
Raw materials and supplies	$554	$530
Work in process	409	346
Finished goods	1,159	1,179
Total inventories	$2,122	$2,055

3. Debt
The following is a summary of Linde's outstanding debt at June 30, 2026 and December 31, 2025:

(Millions of dollars)		June 30, 2026	December 31, 2025
SHORT-TERM
Commercial paper		$4,531	$4,226
Other bank borrowings (primarily non-U.S.)		330	284
Total short-term debt		4,861	4,510
LONG-TERM (a)
(U.S. dollar denominated unless otherwise noted)
3.20%	Notes due 2026 (b)	—	725
0.00%	Euro denominated notes due 2026	799	822
3.434%	Notes due 2026	200	200
1.652%	Euro denominated notes due 2027	92	95
0.250%	Euro denominated notes due 2027	856	880
1.00%	Euro denominated notes due 2027	574	589
2.439%	Euro denominated notes due 2027 (c)	685	705
1.00%	Euro denominated notes due 2028 (d)	836	854
2.604%	Euro denominated notes due 2028 (c) (e)	685	—
3.00%	Euro denominated notes due 2028	798	820
3.375%	Euro denominated notes due 2029	854	878
2.625%	Euro denominated notes due 2029	968	994
0.6150%	Swiss franc denominated notes due 2029	278	283
1.10%	Notes due 2030	698	698
1.90%	Euro denominated notes due 2030	117	120
3.200%	Euro denominated notes due 2030 (e)	569	—
3.375%	Euro denominated notes due 2030	853	877
1.375%	Euro denominated notes due 2031	861	884
3.20%	Euro denominated notes due 2031	969	997
0.550%	Euro denominated notes due 2032	853	877
3.125%	Euro denominated notes due 2032	736	759
0.375%	Euro denominated notes due 2033	566	582
3.00%	Euro denominated notes due 2033	853	877
1.0629%	Swiss franc denominated notes due 2033	339	346
3.625%	Euro denominated notes due 2034	740	760
3.50%	Euro denominated notes due 2034	850	874
1.625%	Euro denominated notes due 2035	909	934
3.40%	Euro denominated notes due 2036	794	816
3.800%	Euro denominated notes due 2036 (e)	567	—
3.250%	Euro denominated notes due 2037	736	756
3.750%	Euro denominated notes due 2038	565	582
3.55%	Notes due 2042	666	666
3.75%	Euro denominated notes due 2044	788	810
2.00%	Notes due 2050	297	297
1.00%	Euro denominated notes due 2051	782	805
Non-U.S. borrowings		419	307
Other		—	10
		23,152	22,479
Less: current portion of long-term debt		(2,474)	(1,796)
Total long-term debt		20,678	20,683
Total debt		$28,013	$26,989
(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)In January 2026, Linde repaid $725 million of 3.20% notes that became due.
(c)Floating-rate notes that reset quarterly at three-month EURIBOR plus a fixed spread.
(d)June 30, 2026 and December 31, 2025 included a cumulative $19 million and $25 million adjustment to carrying value, respectively, related to hedge accounting of terminated interest rate swaps. Refer to Note 4.
(e)In May 2026, Linde issued three tranches of Euro-denominated notes consisting of: €600 million of floating-rate notes due in 2028, bearing interest at three-month EURIBOR plus a fixed spread and resetting quarterly (2.604% as of June 30, 2026), €500 million of 3.200% notes due in 2030, and €500 million of 3.800% notes due in 2036.

The company maintains a $5 billion and a $1.5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expire on December 7, 2027 and December 2, 2026, respectively. There are no financial maintenance covenants contained within the credit agreements. No borrowings were outstanding under the credit agreements as of June 30, 2026.
The weighted-average interest rates of short-term borrowings outstanding were 3.1% and 3.0% as of June 30, 2026 and December 31, 2025, respectively.
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
Counterparties to Linde’s derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of June 30, 2026, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2026 and December 31, 2025 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets (a)		Liabilities (a)
(Millions of dollars)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$9,686	$9,509	$71	$79	$62	$34
Forecasted transactions	200	164	1	3	2	1
Total	$9,886	$9,673	$72	$82	$64	$35
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$656	$560	$7	$24	$9	$1
Forward exchange transactions	3,337	3,420	85	6	—	28
Commodity contracts	N/A	N/A	27	5	12	10
Total Hedges	$3,993	$3,980	$119	$35	$21	$39
Total Derivatives	$13,879	$13,653	$191	$117	$85	$74
(a)Amounts as of June 30, 2026 and December 31, 2025, respectively, included current assets of $181 million and $107 million which are recorded in prepaid and other current assets; long-term assets of $10 million and $10 million which are recorded in other long-term assets; current liabilities of $78 million and $72 million which are recorded in other current liabilities; and long-term liabilities of $7 million and $2 million which are recorded in other long-term liabilities.
In addition, during 2024, Linde issued credit default swaps (“CDS”) to third-party financial institutions. The CDS relate to secured borrowings provided by the financial institutions to a government customer in Mexico, that were utilized to pay certain of Linde’s outstanding receivables. The notional amounts of the CDS, which were $10 million and $46 million for the two programs as of June 30, 2026, will reduce on a monthly basis over their respective 24-month and 22-month terms. As of June 30, 2026, the fair value of the associated derivative liability positions were not material.
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
Forecasted Transactions
Foreign currency contracts related to forecasted transactions consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on (i) forecasted purchases of capital-related equipment and services, (ii) forecasted sales, or (iii) other forecasted cash flows denominated in currencies other than the functional currency of the related operating units. For forecasted transactions that are designated as cash flow hedges, fair value adjustments are recorded to accumulated other comprehensive income (loss) with deferred amounts reclassified to earnings over the same time period as the income statement impact of the associated purchase. For forecasted transactions that do not qualify for cash flow hedging relationships, fair value adjustments are recorded directly to earnings. Linde is hedging forecasted transactions for a maximum period of four years.
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

Net Investment Hedges
Foreign Currency-Denominated Debt Designations
As of June 30, 2026, Linde has €18.9 billion ($21.6 billion) Euro-denominated notes and intercompany loans, ¥6.0 billion ($0.9 billion) CNY-denominated intercompany loans and CHF0.5 billion ($0.6 billion) CHF-denominated notes that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred loss recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $951 million (deferred gain of $277 million and $607 million in the consolidated statement of comprehensive income for the quarter and six months ended June 30, 2026, respectively), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged.
Foreign Currency Forward Exchange Contract Designations
The Company enters into forward exchange contracts to partially hedge its net investment in certain foreign-denominated subsidiaries. The Company assesses the forward exchange contracts used as net investment hedges under the spot method. This results in the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness and recorded as incurred as a reduction in interest expense - net in the consolidated statement of income. Since hedge inception, the deferred gain recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $85 million (deferred gain of $56 million and $80 million in the consolidated statement of comprehensive income for the quarter and six months ended June 30, 2026, respectively), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged. The amount of net interest income recorded for the quarter and six months ended June 30, 2026 for all forward exchange contracts was $20 million and $38 million, respectively, and $22 million for the respective 2025 periods.
Effects of Previous Hedge Designations
As of June 30, 2026, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is a loss of $137 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statement of income.
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
Derivatives' Impact on Consolidated Statement of Income
The following table summarizes the impact of the company’s derivatives on the consolidated statement of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$86	$(36)	$46	$(125)
Other balance sheet items	(5)	12	(12)	13
Total	$81	$(24)	$34	$(112)
* The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. Accordingly, the gains (losses) for the derivatives and the underlying hedged assets and liabilities pertaining to debt-related items are recorded in the consolidated statement of income as interest expense-net. Other balance sheet items' gains (losses) are recorded in the consolidated statement of income as other income (expenses)-net.
The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the quarters and six months ended June 30, 2026 and 2025. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Assets
Derivative assets	$—	$—	$191	$117	$—	$—
Investments and securities*	21	20	—	—	13	13
Total	$21	$20	$191	$117	$13	$13

Liabilities
Derivative liabilities	$—	$—	$85	$74	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At June 30, 2026, the estimated fair value of Linde’s long-term debt portfolio was $21,821 million versus a carrying value of $23,152 million. At December 31, 2025, the estimated fair value of Linde’s long-term debt portfolio was $21,064 million versus a carrying value of $22,479 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

6. Earnings Per Share - Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator (Millions of dollars)
Net Income – Linde plc	$1,928	$1,766	$3,785	$3,439
Denominator (Thousands of shares)
Weighted average shares outstanding	461,855	470,091	462,530	471,011
Shares earned and issuable under compensation plans	670	774	754	846
Weighted average shares used in basic earnings per share	462,525	470,865	463,284	471,857
Effect of dilutive securities
Stock options and awards	1,998	2,708	2,015	2,834
Weighted average shares used in diluted earnings per share	464,523	473,573	465,299	474,691
Basic Earnings Per Share	$4.17	$3.75	$8.17	$7.29
Diluted Earnings Per Share	$4.15	$3.73	$8.13	$7.24
The weighted average of antidilutive securities excluded from the calculation of diluted earnings per share was 590 thousand and 557 thousand for the quarter and six months ended June 30, 2026, respectively, and 665 thousand and 533 thousand for the respective 2025 periods.
7. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters and six months ended June 30, 2026 and 2025 are shown below:

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Amount recognized in Operating Profit
Service cost	$20	$21	$40	$41
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	89	89	178	175
Expected return on plan assets	(138)	(140)	(277)	(274)
Net amortization and deferral (gain) loss	(4)	(8)	(8)	(16)
Total amount recognized in Net pension and OPEB cost (benefit), excluding service cost	(53)	(59)	(107)	(115)
Net periodic benefit cost (benefit)	$(33)	$(38)	$(67)	$(74)
Components of net periodic benefit expense for other post-retirement plans for the quarters and six months ended June 30, 2026 and 2025 were not material.
Linde estimates that 2026 required contributions to its pension plans will be in the range of approximately $25 million to $35 million, of which $18 million have been made through June 30, 2026.
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
•On May 27, 2022, performance of all Linde Engineering agreements in Russia were lawfully suspended in compliance with applicable sanctions. In December 2022, at RusChemAlliance’s ("RCA") request a Russian St. Petersburg court (“St. Petersburg Court”) issued an injunction preventing sale of Linde Russia subsidiaries and assets. Since then, in accordance with the dispute resolution provisions of the related engineering agreements, Linde secured judgments reenforcing jurisdiction of the agreements with RCA outside of Russia and ordering the St. Petersburg proceedings stayed and injunctions lifted. However, RCA has continued to pursue its claims in Russia and during 2024 two Linde Russian joint ventures were sold locally pursuant to a St. Petersburg court order and the proceeds provided to RCA. Linde does not expect a material adverse impact on earnings given the combined $1.8 billion liabilities recorded as of June 30, 2026 and the immaterial investment value of its remaining deconsolidated Russia subsidiaries. Please see further detail on the Russian legal cases below.
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

As of June 30, 2026, Linde has a contingent liability of $1.1 billion, which represents advance payments previously recorded in contract liabilities related to terminated engineering projects with RCA. As a result of the contract terminations, Linde no longer has future performance obligations for these projects.
It is difficult to estimate the timing of resolution of these matters. The company intends to vigorously defend its interests in the Russian Claims, Hong Kong arbitration proceedings, German guarantee proceedings and other jurisdictions.
Amur GPP
In July 2015, Gazprom Pererabotka Blagoveshchensk LLC ("Gazprom"), a 100% subsidiary of PJSC Gazprom, entered into an engineering, procurement and construction contract with OJSC NIPIgazpererabotka ("Nipigas") for the construction of a gas processing plant and other components located in the Amur Region, Russia (“Amur GPP”). Subsequently, in December 2015, Nipigas and Linde Engineering executed a subcontract for engineering, procurement, and site services ("EPSS Contract") for licensed production units for the Amur GPP project. Additionally, Linde also entered into (i) a license agreement with Gazprom in 2017 for the operation of the plants, and (ii) a direct owner agreement with Gazprom and Nipigas ("DOA") which included limitation of liability provisions. Performance of the Amur GPP agreements were lawfully suspended in compliance with applicable sanctions on May 27, 2022.
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

As of June 30, 2026, Linde has a contingent liability of $0.7 billion for this and other Amur GPP contract matters. It is difficult to estimate the timing of resolution of this matter. The company intends to vigorously defend its interests in this case.

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
The table below presents sales and operating profit information about reportable segments and Other for the quarters and six months ended June 30, 2026 and 2025.

Quarter Ended June 30,
(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
2026
Sales (a)	$4,083	$2,303	$1,870	$625	$408	$9,289
Variable Costs (b)	1,577	806	958	292	176	3,809
Fixed Costs and other (c)	846	499	205	225	188	1,963
Depreciation and amortization (d)	388	175	176	8	26	773
Operating Profit (e)	$1,272	$823	$531	$100	$18	$2,744
2025
Sales (a)	$3,812	$2,162	$1,655	$551	$315	$8,495
Variable Costs (b)	1,424	733	803	206	112	3,278
Fixed Costs and other (c)	805	480	194	247	191	1,917
Depreciation and amortization (d)	374	169	168	8	25	744
Operating Profit (e)	$1,209	$780	$490	$90	$(13)	$2,556

Six Months Ended June 30,
(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
2026
Sales (a)	$8,108	$4,474	$3,571	$1,142	$775	$18,070
Variable Costs (b)	3,153	1,528	1,799	460	333	7,273
Fixed Costs and other (c)	1,644	989	414	466	377	3,890
Depreciation and amortization (d)	767	350	350	15	51	1,533
Operating Profit (e)	$2,544	$1,607	$1,008	$201	$14	$5,374
2025
Sales (a)	$7,478	$4,193	$3,194	$1,116	$626	$16,607
Variable Costs (b)	2,819	1,454	1,551	421	226	6,471
Fixed Costs and other (c)	1,572	909	372	475	351	3,679
Depreciation and amortization (d)	741	328	330	16	48	1,463
Operating Profit (e)	$2,346	$1,502	$941	$204	$1	$4,994
(a)Sales reflect external sales only. Intersegment sales from Engineering to the industrial gases segments were $639 million and $619 million for the quarters ended June 30, 2026 and 2025, respectively, and $1,212 million and $1,220 million for the six months ended June 30, 2026 and 2025, respectively. Intersegment sales from Helium were $123 million and $107 million for the quarters ended June 30, 2026 and 2025, respectively, and $220 million and $219 million for the six months ended June 30, 2026 and 2025, respectively.
(b)Variable costs represent the variable portion of cost of sales, exclusive of depreciation and amortization.
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

Reconciliations to Consolidated Results
Depreciation and Amortization
The table below reconciles total depreciation and amortization disclosed in the table above to consolidated depreciation and amortization as reflected on our consolidated statement of income:

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Total segment depreciation and amortization	$773	$744	$1,533	$1,463
Purchase accounting impacts - Linde AG (a)	190	198	381	389
Total depreciation and amortization	$963	$942	$1,914	$1,852

Income Before Income Taxes and Equity Investments
The table below reconciles total operating profit disclosed in the table above to consolidated income before income taxes and equity investments as reflected on our consolidated statement of income:

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Total segment operating profit	$2,744	$2,556	$5,374	$4,994
Cost reduction program and other charges	—	—	—	55
Purchase accounting impacts - Linde AG (a)	190	202	381	401
Total operating profit	2,554	2,354	4,993	4,538
Interest expense - net	61	67	123	127
Net pension and OPEB cost (benefit), excluding service cost	(53)	(59)	(107)	(115)
Total consolidated income before income taxes and equity investments	$2,546	$2,346	$4,977	$4,526
(a)To adjust for purchase accounting impacts related to the merger.

10. Equity
A summary of the changes in total equity for the quarters and six months ended June 30, 2026 and 2025 is provided below:

	Quarter Ended June 30,
	2026			2025
(Millions of dollars)	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$38,566	$1,513	$40,079	$38,032	$1,418	$39,450
Net income (a)	1,928	44	1,972	1,766	40	1,806
Other comprehensive income (loss)	221	7	228	518	23	541
Noncontrolling interests:
Additions (reductions) (b)	(25)	(11)	(36)	(4)	18	14
Dividends and other capital changes	—	(17)	(17)	—	(41)	(41)
Dividends to Linde plc ordinary shareholders ($1.60 per share in 2026 and $1.50 per share in 2025)	(738)	—	(738)	(704)	—	(704)
Issuances of ordinary shares:
For employee savings and incentive plans	(17)	—	(17)	(25)	—	(25)
Purchases of ordinary shares	(873)	—	(873)	(1,114)	—	(1,114)
Share-based compensation	19	—	19	46	—	46
Balance, end of period	$39,081	$1,536	$40,617	$38,515	$1,458	$39,973

	Six Months Ended June 30,
	2026			2025
(Millions of dollars)	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$38,245	$1,483	$39,728	$38,092	$1,383	$39,475
Net income (a)	3,785	87	3,872	3,439	74	3,513
Other comprehensive income (loss)	307	—	307	644	28	672
Noncontrolling interests:
Additions (reductions) (b)	(25)	(11)	(36)	(4)	18	14
Dividends and other capital changes	—	(23)	(23)	—	(45)	(45)
Dividends to Linde plc ordinary shareholders ($3.20 per share in 2026 and $3.00 per share in 2025)	(1,479)	—	(1,479)	(1,412)	—	(1,412)
Issuances of ordinary shares:
For employee savings and incentive plans	(148)	—	(148)	(119)	—	(119)
Purchases of ordinary shares	(1,664)	—	(1,664)	(2,213)	—	(2,213)
Share-based compensation	60	—	60	88	—	88
Balance, end of period	$39,081	$1,536	$40,617	$38,515	$1,458	$39,973

(a)Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarters and six months ended June 30, 2026 and 2025 and which is not part of total equity.
(b)Additions (reductions) for noncontrolling interests for the quarter and six months ended June 30, 2026 include the impact from purchasing additional ownership interests in joint ventures with operations in APAC and the Americas.
The components of Accumulated other comprehensive income (loss) are as follows:

(Millions of dollars)	June 30, 2026	December 31, 2025
Cumulative translation adjustment - net of taxes:
Americas	$(3,738)	$(3,892)
EMEA	(936)	(958)
APAC	(1,218)	(1,170)
Engineering	111	283
Other	(271)	(616)
	(6,052)	(6,353)
Derivatives - net of taxes	16	16
Pension / OPEB (net of tax obligations of $105 million and $102 million at June 30, 2026 and December 31, 2025, respectively)	110	104
Total cumulative translation adjustment - net of taxes	$(5,926)	$(6,233)
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
Merchant. Merchant deliveries generally are made from Linde's plants by tanker trucks to storage containers at the customer's site. Due to the relatively high distribution cost, merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced. Merchant argon, hydrogen and helium can be shipped much longer distances. The customer agreements used in the merchant business are usually three- to seven-year supply agreements based on the requirements of the customer. These contracts generally do not contain minimum purchase requirements or volume commitments.
The company’s performance obligations related to merchant customers are generally satisfied at a point in time as the customers receive and obtain control of the product. Revenue is recognized when product is delivered to the customer and the company has the right to invoice the customer in accordance with the contract terms.
Packaged Gases. Customers requiring small volumes are supplied products in containers called cylinders, under medium to high pressure. Linde distributes merchant gases from its production plants to company-owned cylinder filling plants where cylinders are then filled for distribution to customers. Cylinders may be delivered to the customer’s site or picked up by the customer at a packaging facility or retail store. Linde invoices the customer for the industrial gases and the use of the cylinder container(s). The company also sells hardgoods and welding equipment purchased from independent manufacturers. Packaged gases are generally sold under one- to three-year supply contracts and purchase orders and do not contain minimum purchase requirements or volume commitments.
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of $523 million at June 30, 2026 (current contract assets of $432 million and $91 million within other long-term assets in the condensed consolidated balance sheet). Total contract assets were $336 million at December 31, 2025 (current contract assets of $269 million and $67 million within other long-term assets in the condensed consolidated balance sheet). Total contract liabilities are $2,413 million at June 30, 2026 (current contract liabilities of $1,128 million and $1,285 million within other long-term liabilities in the condensed consolidated balance sheet). Total contract liabilities were $2,515 million at December 31, 2025 (current contract liabilities of $1,231 million and $1,284 million within other long-term liabilities in the condensed consolidated balance sheet). Revenue recognized for the six months ended June 30, 2026 that was included in the contract liability at December 31, 2025 was $524 million. Contract assets and liabilities primarily relate to the Engineering business and customer prepayments for certain on-site supply agreements.
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
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarters and six months ended June 30, 2026 and 2025.

(Millions of dollars)	Quarter Ended June 30,
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
2026
Merchant	$1,352	$763	$616	$—	$53	$2,784	30%
On-Site	946	480	764	—	—	2,190	24%
Packaged Gas	1,708	1,053	402	—	5	3,168	34%
Other	77	7	88	625	350	1,147	12%
Total	$4,083	$2,303	$1,870	$625	$408	$9,289	100%
2025
Merchant	$1,260	$726	$558	$—	$51	$2,595	31%
On-Site	878	426	698	—	—	2,002	24%
Packaged Gas	1,617	1,002	350	—	7	2,976	35%
Other	57	8	49	551	257	922	10%
Total	$3,812	$2,162	$1,655	$551	$315	$8,495	100%

(Millions of dollars)	Six Months Ended June 30,
Sales	Americas	EMEA	APAC	Engineering	Other	Total	%
2026
Merchant	$2,648	$1,482	$1,150	$—	$92	$5,372	30%
On-Site	1,954	905	1,489	—	—	4,348	24%
Packaged Gas	3,357	2,072	765	—	11	6,205	34%
Other	149	15	167	1,142	672	2,145	12%
Total	$8,108	$4,474	$3,571	$1,142	$775	$18,070	100%
2025
Merchant	$2,410	$1,397	$1,067	$—	$98	$4,972	30%
On-Site	1,766	852	1,365	—	—	3,983	24%
Packaged Gas	3,189	1,928	666	—	14	5,797	35%
Other	113	16	96	1,116	514	1,855	11%
Total	$7,478	$4,193	$3,194	$1,116	$626	$16,607	100%
Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. As of June 30, 2026, the company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $64 billion. This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to thirty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next six years and the remaining thereafter.

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

Consolidated Results
The following table provides summary information for the quarters and six months ended June 30, 2026 and 2025. The reported amounts are GAAP amounts from the Consolidated Statement of Income. The adjusted amounts are intended to supplement investors' understanding of the company's financial information and are not a substitute for GAAP measures:

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars, except per share data)	2026	2025	Variance	2026	2025	Variance
Sales	$9,289	$8,495	9%	$18,070	$16,607	9%
Cost of sales, exclusive of depreciation and amortization	$4,861	$4,306	13%	$9,384	$8,463	11%
As a percent of sales	52.3%	50.7%		51.9%	51.0%
Selling, general and administrative	$891	$870	2%	$1,784	$1,656	8%
As a percent of sales	9.6%	10.2%		9.9%	10.0%
Depreciation and amortization	$963	$942	2%	$1,914	$1,852	3%
Cost reduction program and other charges	$—	$—	N/A	$—	$55	(100)%
Other income (expense) - net	$17	$15	13%	$80	$33	142%
Operating profit	$2,554	$2,354	8%	$4,993	$4,538	10%
Operating margin	27.5%	27.7%		27.6%	27.3%
Interest expense - net	$61	$67	(9)%	$123	$127	(3)%
Net pension and OPEB cost (benefit), excluding service cost	$(53)	$(59)	(10)%	$(107)	$(115)	(7)%
Effective tax rate	24.0%	24.4%		23.7%	24.0%
Income from equity investments	$36	$33	9%	$76	$71	7%
Noncontrolling interests	$(44)	$(40)	10%	$(87)	$(74)	18%
Net Income – Linde plc	$1,928	$1,766	9%	$3,785	$3,439	10%
Diluted earnings per share	$4.15	$3.73	11%	$8.13	$7.24	12%
Diluted shares outstanding	464,523	473,573	(2)%	465,299	474,691	(2)%
Number of employees	64,649	64,842	—%	64,649	64,842	—%
Adjusted Amounts (a)
Depreciation and amortization	$773	$744	4%	$1,533	$1,463	5%
Operating profit	$2,744	$2,556	7%	$5,374	$4,994	8%
Operating margin	29.5%	30.1%		29.7%	30.1%
Effective tax rate	23.9%	24.3%		23.7%	23.9%
Net Income – Linde plc	$2,089	$1,937	8%	$4,108	$3,817	8%
Diluted earnings per share	$4.50	$4.09	10%	$8.82	$8.04	10%
Other Financial Data (a)
EBITDA	$3,553	$3,329	7%	$6,983	$6,461	8%
As percent of sales	38.2%	39.2%		38.6%	38.9%
Adjusted EBITDA	$3,572	$3,351	7%	$7,021	$6,564	7%
As percent of sales	38.5%	39.4%		38.9%	39.5%
(a)Adjusted amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Reported
In the second quarter of 2026, Linde's sales were $9,289 million, 9% above the prior year. Sales grew 2% from higher price attainment. Volumes increased sales by 2% primarily driven by the electronics, manufacturing, and chemicals and energy end markets. Currency translation increased sales by 2% primarily driven by the strengthening of the Brazilian real, Chinese yuan, and Euro against the U.S. dollar. Acquisitions increased sales by 1%. Cost pass-through, representing the contractual billing of energy cost variances primarily to onsite customers, increased sales by 1%. Engineering sales increased by 1%.

Reported operating profit for the second quarter of 2026 was $2,554 million, or 27.5% of sales, 8% above the prior year. The reported year-over-year increase was primarily driven by higher pricing, currency translation and productivity initiatives, which more than offset adverse impacts from cost inflation. The reported effective tax rate ("ETR") was 24.0% in the second quarter of 2026 versus 24.4% in 2025. Diluted earnings per share ("EPS") was $4.15 in the second quarter of 2026, or 11% above EPS of $3.73 in the second quarter of 2025, primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Adjusted
In the second quarter of 2026, adjusted operating profit of $2,744 million, or 29.5% of sales, was 7% higher as compared to the prior year driven by higher pricing, currency translation and productivity initiatives, which more than offset adverse impacts from cost inflation. On an adjusted basis, the ETR was 23.9% for the second quarter of 2026 and 24.3% for the 2025 respective period. On an adjusted basis, EPS was $4.50 for the second quarter of 2026, 10% above the 2025 adjusted EPS of $4.09. The increase was driven by higher adjusted net income - Linde plc and lower diluted shares outstanding.
Outlook
Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.linde.com, but are not incorporated herein.
Results of operations
Below is a discussion of the results of operations for the second quarter of 2026 and for the six months ended June 30, 2026 compared to the respective 2025 periods.
Sales

	Quarter Ended June 30, 2026 vs. 2025	Six months ended June 30, 2026 vs. 2025
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	2%	2%
Price/Mix	2%	2%
Cost pass-through	1%	1%
Currency	2%	3%
Acquisitions/divestitures	1%	1%
Engineering	1%	—%
	9%	9%
Sales increased by 9% both in the second quarter of 2026 and for the six months ended June 30, 2026, versus the respective 2025 periods. Currency translation increased sales by 2% in the quarter and increased sales by 3% for the six months ended June 30, 2026, driven primarily by the strengthening of the Chinese yuan, Euro and Brazilian real against the U.S. dollar. Higher price attainment increased sales by 2% both in the quarter and six months ended June 30, 2026. Volumes increased sales by 2% both in the quarter and six months ended June 30, 2026, due primarily to the electronics, manufacturing, and chemicals and energy end markets. Acquisitions increased sales by 1% both in the quarter and six months ended June 30, 2026. Cost pass-through also increased sales by 1% both in the quarter and six months ended June 30, 2026, with minimal impact on operating profit. Engineering sales increased by 1% in the quarter and were flat in the six months ended June 30, 2026.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization, increased $555 million, or 13%, for the second quarter of 2026 and increased $921 million, or 11%, for the six months ended June 30, 2026, primarily due to currency translation, and cost inflation, partially offset by productivity gains. Cost of sales, exclusive of depreciation and amortization, was 52.3% and 51.9% of sales for the quarter and six months ended June 30, 2026, respectively, versus 50.7% and 51.0% for the respective 2025 periods. The increase as a percentage of sales was primarily due to higher costs and cost pass-through, partially offset by productivity gains.
Selling, general and administrative
Selling, general and administrative expenses ("SG&A") increased $21 million, or 2%, for the second quarter of 2026 and increased $128 million, or 8%, for the six months ended June 30, 2026. SG&A was 9.6% and 9.9% of sales for the quarter and six months ended June 30, 2026, respectively, versus 10.2% and 10.0% of sales for the respective 2025 periods. Currency impact increased SG&A by approximately $16 million for the second quarter of 2026 and $53 million for the six months ended June 30, 2026. Excluding currency impacts, the underlying SG&A increase was driven primarily by higher costs.
Depreciation and amortization
Reported depreciation and amortization expense increased $21 million, or 2%, for the second quarter of 2026 and increased $62 million, or 3%, for the six months ended June 30, 2026. On an adjusted basis, excluding merger-related impacts, depreciation and amortization increased $29 million, or 4%, including currency impact of $14 million in the second quarter of 2026 and increased $70 million, or 5%, including currency impact of $43 million for the six months ended June 30, 2026. Excluding currency, the underlying depreciation and amortization increase was largely driven by new project start-ups.
Cost reduction program and other charges
There were no cost reduction program and other charges for the quarter and six months ended June 30, 2026. For the respective 2025 periods, there were no cost reduction program and other charges for the second quarter of 2025, and $55 million for the six months ended June 30, 2025, primarily related to severance charges. On an adjusted basis, these costs have been excluded.
Other income (expense) - net
Reported other income (expense) - net was a benefit of $17 million for the second quarter of 2026 and $80 million for the six months ended June 30, 2026. The year-to-date period included a gain on a divestiture in the Americas business. For the respective 2025 periods, other income (expense) was a benefit of $15 million for the second quarter of 2025 and $33 million for the six months ended June 30, 2025.
Operating profit
On a reported basis, operating profit increased $200 million, or 8%, for the second quarter of 2026 and increased $455 million, or 10%, for the six months ended June 30, 2026. The increases were driven by savings from productivity initiatives, higher pricing, and currency translation, which more than offset the adverse impacts of cost inflation.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as cost reduction program and other charges, operating profit increased $188 million, or 7%, for the second quarter of 2026 and increased $380 million, or 8%, for the six months ended June 30, 2026. The increases were driven by savings from productivity initiatives, higher pricing, and currency translation, which more than offset the effects of cost inflation. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Reported interest expense - net decreased $6 million, or 9%, for the second quarter of 2026 and decreased $4 million, or 3%, for the six months ended June 30, 2026.
Net pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost, was a benefit of $53 million and $107 million for the quarter and six months ended June 30, 2026, respectively, versus a benefit of $59 million and $115 million for the respective 2025 periods. The decrease for both periods was primarily driven by lower amortization of deferred gains year-over-year.
Effective tax rate
The reported effective tax rate ("ETR") for the quarter and six months ended June 30, 2026 was 24.0% and 23.7%, respectively, versus 24.4% and 24.0% for the respective 2025 periods.
On an adjusted basis, the ETR for the quarter and six months ended June 30, 2026 was 23.9% and 23.7%, respectively, versus 24.3% and 23.9% for the respective 2025 periods.
Income from equity investments
Reported income from equity investments for the quarter and six months ended June 30, 2026 was $36 million and $76 million, respectively, versus $33 million and $71 million for the respective 2025 periods.
On an adjusted basis, income from equity investments for the quarter and six months ended June 30, 2026 was $55 million and $114 million, respectively, versus $51 million and $107 million for the respective 2025 periods.

Noncontrolling interests
At June 30, 2026, noncontrolling interests consisted primarily of non-controlling shareholders' investments in APAC (primarily China). Reported noncontrolling interests income was $44 million and $87 million for the quarter and six months ended June 30, 2026, respectively, versus $40 million and $74 million for the respective 2025 periods.
Net Income – Linde plc
Reported net income - Linde plc increased $162 million, or 9%, for the second quarter of 2026, and increased $346 million, or 10%, for the six months ended June 30, 2026. On an adjusted basis, which excludes the impacts of merger-related purchase accounting and cost reduction program and other charges, net income - Linde plc increased $152 million, or 8%, for the second quarter of 2026, and increased $291 million, or 8%, for the six months ended June 30, 2026. On both a reported and adjusted basis, the increase was largely driven by higher operating profit.
Diluted earnings per share
Reported diluted earnings per share increased $0.42, or 11%, for the second quarter of 2026 and increased $0.89, or 12% for the six months ended June 30, 2026.
On an adjusted basis, diluted EPS increased $0.41, or 10%, for the second quarter of 2026 and increased $0.78, or 10%, for the six months ended June 30, 2026.
On both a reported and adjusted basis, the increase was primarily due to higher net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at June 30, 2026 was 64,649, a decrease of 193 employees from June 30, 2025 due to the ongoing impact of the cost reduction program, partially offset by acquisitions.
Other Financial Data
EBITDA was $3,553 million for the second quarter of 2026, which increased $224 million compared to $3,329 million in the respective 2025 period. For the six months ended June 30, 2026, EBITDA was $6,983 million, which increased $522 million compared to $6,461 million in the respective 2025 period.
For the second quarter of 2026, adjusted EBITDA increased $221 million to $3,572 million, from $3,351 million in the respective 2025 period. For the six months ended June 30, 2026, adjusted EBITDA increased $457 million to $7,021 million, from $6,564 million in the respective 2025 period.
The increase on both a reported and adjusted basis was driven by higher net income - Linde plc versus prior year.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of these adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive income for the quarter and six months ended June 30, 2026 was $228 million and $307 million, respectively, which primarily related to currency translation adjustments of $246 million and $301 million, respectively. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars and are largely driven by the movement of the U.S. dollar against major currencies, including the Euro and British pound. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 10 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde plc evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statement of Income.

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
SALES
Americas	$4,083	$3,812	7%	$8,108	$7,478	8%
EMEA	2,303	2,162	7%	4,474	4,193	7%
APAC	1,870	1,655	13%	3,571	3,194	12%
Engineering	625	551	13%	1,142	1,116	2%
Other	408	315	30%	775	626	24%
Total sales	$9,289	$8,495	9%	$18,070	$16,607	9%

SEGMENT OPERATING PROFIT
Americas	$1,272	$1,209	5%	$2,544	$2,346	8%
EMEA	823	780	6%	1,607	1,502	7%
APAC	531	490	8%	1,008	941	7%
Engineering	100	90	11%	201	204	(1)%
Other	18	(13)	238%	14	1	1,300%
Segment operating profit	$2,744	$2,556	7%	$5,374	$4,994	8%
Reconciliation to reported operating profit:
Cost reduction program and other charges	—	—		—	(55)
Purchase accounting impacts - Linde AG (a)	(190)	(202)		(381)	(401)
Total operating profit	$2,554	$2,354		$4,993	$4,538
(a)To adjust for purchase accounting impacts related to the merger.

Americas

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
Sales	$4,083	$3,812	7%	$8,108	$7,478	8%

Operating profit	$1,272	$1,209	5%	$2,544	$2,346	8%
As a percent of sales	31.2%	31.7%		31.4%	31.4%

	Quarter Ended June 30, 2026 vs. 2025	Six Months Ended June 30, 2026 vs. 2025
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	2%	2%
Price/Mix	2%	3%
Cost pass-through	—%	1%
Currency	2%	2%
Acquisitions/divestitures	1%	—%
	7%	8%
The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico, and Brazil.
Sales
Sales for the Americas segment increased $271 million, or 7%, in the second quarter of 2026 and increased $630 million, or 8%, for the six months ended June 30, 2026. Higher pricing increased sales by 2% in the quarter and 3% year-to-date. Volumes increased sales by 2% both in the quarter and year-to-date periods primarily driven by the electronics and manufacturing end markets. Cost pass-through was flat in the quarter and increased sales by 1% year-to-date, with minimal impact on operating profit. Currency translation increased sales by 2% both in the quarter and year-to-date periods, driven primarily by the strengthening of the Mexican peso and Brazilian real against the U.S. dollar. Acquisitions increased sales by 1% in the quarter and were flat year-to-date.
Operating profit
Operating profit in the Americas segment increased $63 million, or 5%, in the second quarter of 2026, and increased $198 million, or 8%, for the six months ended June 30, 2026. The increase was driven primarily by higher pricing, continued productivity initiatives, higher volumes, and currency translations, which more than offset cost inflation.

EMEA

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
Sales	$2,303	$2,162	7%	$4,474	$4,193	7%

Operating profit	$823	$780	6%	$1,607	$1,502	7%
As a percent of sales	35.7%	36.1%		35.9%	35.8%

	Quarter Ended June 30, 2026 vs. 2025	Six Months Ended June 30, 2026 vs. 2025
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	(1)%	(2)%
Price/Mix	2%	2%
Cost pass-through	2%	—%
Currency	3%	6%
Acquisitions/divestitures	1%	1%
	7%	7%
The EMEA segment includes Linde's industrial gases operations in approximately 50 European, Middle Eastern and African countries including Germany, the United Kingdom, France, the Republic of South Africa and Sweden.
Sales
Sales for the EMEA segment increased $141 million, or 7%, in the second quarter of 2026 and increased $281 million, or 7%, for the six months ended June 30, 2026. Currency translation increased sales by 3% in the quarter and 6% year-to-date largely due to the strengthening of the Euro against the U.S. dollar. Higher price attainment increased sales by 2% both in the quarter and the year-to-date periods. Acquisitions increased sales by 1% both in the quarter and the year-to-date periods. Cost pass-through increased sales by 2% in the quarter, with minimal impact on operating profit, and was flat year-to-date. Volumes decreased sales by 1% in the quarter and decreased sales by 2% year-to-date primarily driven by the manufacturing end market.
Operating Profit
Operating profit in the EMEA segment increased $43 million, or 6%, for the second quarter of 2026, and increased $105 million, or 7%, for the six months ended June 30, 2026. The increase was driven by continued productivity initiatives, currency translation, and higher pricing, which more than offset cost inflation and lower volumes.
APAC

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
Sales	$1,870	$1,655	13%	$3,571	$3,194	12%

Operating profit	$531	$490	8%	$1,008	$941	7%
As a percent of sales	28.4%	29.6%		28.2%	29.5%

	Quarter Ended June 30, 2026 vs. 2025	Six Months Ended June 30, 2026 vs. 2025
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/Equipment	6%	6%
Price/Mix	2%	1%
Cost pass-through	2%	1%
Currency	3%	3%
Acquisitions/divestitures	—%	1%
	13%	12%
The APAC segment includes Linde's industrial gases operations in approximately 15 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.
Sales
Sales for the APAC segment increased $215 million, or 13%, in the second quarter of 2026 and increased $377 million, or 12%, for the six months ended June 30, 2026. Volumes increased sales by 6% both in the quarter and year-to-date periods, primarily driven by new project start-ups and equipment sales. Currency translation increased sales by 3% both in the quarter and year-to-

date periods primarily due to the strengthening of the Australian dollar and Chinese yuan against the U.S. dollar. Acquisitions were flat in the quarter and increased sales by 1% year-to-date. Price increased sales by 2% in the quarter and 1% year-to-date. Cost pass-through increased sales by 2% in the second quarter and 1% year-to-date, with minimal impact on operating profit.
Operating profit
Operating profit in the APAC segment increased $41 million, or 8%, in the second quarter of 2026 and increased $67 million, or 7%, for the six months ended June 30, 2026. The increase was driven primarily by higher pricing, continued productivity initiatives, volumes, and currency translation, which more than offset cost inflation.
Engineering

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
Sales	$625	$551	13%	$1,142	$1,116	2%

Operating profit	$100	$90	11%	$201	$204	(1)%
As a percent of sales	16.0%	16.3%		17.6%	18.3%

	Quarter Ended June 30, 2026 vs. 2025	Six Months Ended June 30, 2026 vs. 2025
	% Change	% Change
Factors Contributing to Changes - Sales
Currency	2%	4%
Other	11%	(2)%
	13%	2%
Sales
Sales for the Engineering segment increased $74 million, or 13%, in the second quarter of 2026 and increased $26 million, or 2%, for the six months ended June 30, 2026 primarily due to project timing. Currency translation increased sales by 2% in the quarter and 4% year-to-date primarily due to the strengthening of the Euro against the U.S. dollar.
Operating profit
Operating profit for the Engineering segment increased $10 million, or 11% for the second quarter of 2026, primarily driven by project timing and currency translation. For the six months ended June 30, 2026, operating profit decreased $3 million, or 1%, primarily driven by project timing, partially offset by currency translation.

Other

	Quarter Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
Sales	$408	$315	30%	$775	$626	24%

Operating profit (loss)	$18	$(13)	238%	$14	$1	1,300%
As a percent of sales	4.4%	(4.1)%		1.8%	0.2%

	Quarter Ended June 30, 2026 vs. 2025	Six Months Ended June 30, 2026 vs. 2025
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/price	26%	18%
Cost pass-through	4%	5%
Currency	—%	1%
Acquisitions/divestitures	—%	—%
	30%	24%

Other consists of corporate costs and a few smaller businesses including Linde Advanced Material Technologies (LAMT) and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other increased $93 million, or 30%, in the second quarter of 2026 and increased $149 million, or 24%, for the six months ended June 30, 2026. Sales increased primarily due to higher volume/price and pass through costs in LAMT. Currency translation was flat in the quarter and increased sales by 1% year-to-date.
Operating profit
Operating profit in Other increased $31 million, or 238%, in the second quarter of 2026 and $13 million, or 1,300%, year-to-date. The increases were primarily driven by higher volume/price in LAMT and lower corporate costs.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2026 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2026	2025	2026	2025
Euro	16%	0.86	0.91	0.88	0.85
Chinese yuan	7%	6.81	7.25	6.79	6.99
British pound	4%	0.75	0.77	0.75	0.74
Brazilian real	4%	5.05	5.76	5.16	5.47
Australian dollar	4%	1.41	1.58	1.45	1.50
Mexican peso	4%	17.39	19.94	17.49	18.01
Korean won	3%	1,502	1,425	1,549	1,440
Canadian dollar	3%	1.38	1.41	1.42	1.37
Indian rupee	2%	94.59	86.09	94.67	89.88
Swedish krona	1%	9.37	10.14	9.70	9.21
South African rand	1%	16.49	18.39	16.39	16.56
Swiss franc	1%	0.79	0.86	0.81	0.79

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$3,872	$3,513
Non-cash charges (credits):
Add: Depreciation and amortization	1,914	1,852
Add: Deferred income taxes	(12)	(13)
Add: Share-based compensation	60	88
Add: Cost reduction program and other charges, net of payments	(76)	(14)
Net income adjusted for non-cash charges	5,758	5,426
Less: Working capital	(989)	(947)
Less: Pension contributions	(18)	(15)
Other	(240)	(92)
Net cash provided by (used for) operating activities	$4,511	$4,372
INVESTING ACTIVITIES
Capital expenditures	(2,780)	(2,527)
Acquisitions, net of cash acquired	(385)	(270)
Divestitures, net of cash divested and asset sales	123	24
Other investing, net	—	(53)
Net cash provided by (used for) investing activities	$(3,042)	$(2,826)
FINANCING ACTIVITIES
Debt increase (decrease) - net	1,645	1,839
Issuances (purchases) of common stock - net	(1,656)	(2,207)
Cash dividends - Linde plc shareholders	(1,479)	(1,412)
Noncontrolling interest transactions and other	(157)	26
Net cash provided by (used for) financing activities	$(1,647)	$(1,754)

Effect of exchange rate changes on cash and cash equivalents	$20	$144
Cash and cash equivalents, end-of-period	$4,898	$4,786
Cash Flow from Operations
Cash provided by operations of $4,511 million for the six months ended June 30, 2026, increased $139 million, or 3%, versus 2025. The increase was driven primarily by higher net income.
Linde estimates that the total 2026 required contributions to its pension plans will be in the range of approximately $25 million to $35 million, of which $18 million has been made through June 30, 2026.
Investing
Net cash used for investing activities of $3,042 million for the six months ended June 30, 2026 increased $216 million, or 8%, versus 2025 as higher capital expenditures and acquisition spend, net of cash acquired more than offset cash inflows from divestitures and asset sales.
Capital expenditures for the six months ended June 30, 2026 were $2,780 million, $253 million higher than the prior year, primarily due to investments in new plant and production equipment for backlog growth requirements.

At June 30, 2026, Linde's sale of gas backlog of large projects under construction was approximately $8.1 billion. This represents the total estimated capital cost of large plants under construction.
Acquisitions, net of cash acquired, were $385 million for the six months ended June 30, 2026, and primarily related to businesses in the Americas and EMEA. Acquisitions, net of cash acquired, were $270 million for the six months ended June 30, 2025 and related primarily to businesses in the Americas and APAC.
Divestitures, net of cash divested and asset sales, for the six months ended June 30, 2026 were $123 million and included proceeds from the sale of a business in the Americas. Divestitures for the six months ended June 30, 2025, net of cash divested and asset sales, were $24 million.

Cash outflows related to other investing, net decreased $53 million for the six months ended June 30, 2026, versus 2025, due to a decrease in cash settlements of foreign exchange contracts designated in a net investment hedging relationship.
Financing
Cash used for financing activities was $1,647 million for the six months ended June 30, 2026 as compared to $1,754 million for the six months ended June 30, 2025. Cash provided by debt was $1,645 million for the six months ended June 30, 2026, versus cash provided by debt of $1,839 million for the six months ended June 30, 2025, driven primarily by lower net debt issuances in 2026. During the six months ended June 30, 2026, Linde issued €1.6 billion of Euro-dominated notes and repaid $725 million of U.S. dollar-denominated notes.
Net purchases of ordinary shares were $1,656 million for the six months ended June 30, 2026, versus $2,207 million for the six months ended June 30, 2025. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash dividends for the six months ended June 30, 2026 were $1,479 million, having increased $67 million from the six months ended June 30, 2025, driven primarily by a 7% increase in quarterly dividends per share from $1.50 per share to $1.60 per share and partially offset by lower shares outstanding. Cash used for noncontrolling interest transactions and other was $157 million for the six months ended June 30, 2026 versus cash provided by noncontrolling interest transactions and other of $26 million for the six months ended June 30, 2025, primarily due to higher cash requirements for withholding taxes related to share-based compensation arrangements and lower cash inflows from financing related derivatives.
The company continues to believe it has sufficient operating flexibility, cash, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. The company maintains a $5.0 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreements as of June 30, 2026. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted Operating Profit and Operating Margin
Reported operating profit	$2,554	$2,354	$4,993	$4,538
Add: Cost reduction program and other charges	—	—	—	55
Add: Purchase accounting impacts - Linde AG (c)	190	202	381	401
Total adjustments	190	202	381	456
Adjusted operating profit	$2,744	$2,556	$5,374	$4,994

Reported percentage change	8%		10%
Adjusted percentage change	7%		8%

Reported sales	$9,289	$8,495	$18,070	$16,607

Reported operating margin	27.5%	27.7%	27.6%	27.3%
Adjusted operating margin	29.5%	30.1%	29.7%	30.1%

Adjusted Depreciation and Amortization
Reported depreciation and amortization	$963	$942	$1,914	$1,852
Less: Purchase accounting impacts - Linde AG (c)	(190)	(198)	(381)	(389)
Adjusted depreciation and amortization	$773	$744	$1,533	$1,463

Adjusted Other Income (Expense) - net
Reported other income (expense) - net	$17	$15	$80	$33
Add: Purchase accounting impacts - Linde AG (c)	—	(4)	—	(12)
Adjusted other income (expense) - net	$17	$19	$80	$45

Adjusted Income Taxes (a)
Reported income taxes	$610	$573	$1,181	$1,084
Add: Purchase accounting impacts - Linde AG (c)	45	46	90	90
Add: Cost reduction program and other charges	—	—	—	18
Total adjustments	45	46	90	108
Adjusted income taxes	$655	$619	$1,271	$1,192

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$2,546	$2,346	$4,977	$4,526
Add: Purchase accounting impacts - Linde AG (c)	190	202	381	401
Add: Cost reduction program and other charges	—	—	—	55
Total adjustments	190	202	381	456
Adjusted income before income taxes and equity investments	$2,736	$2,548	$5,358	$4,982

Reported Income taxes	$610	$573	$1,181	$1,084
Reported effective tax rate	24.0%	24.4%	23.7%	24.0%

Adjusted income taxes	$655	$619	$1,271	$1,192
Adjusted effective tax rate	23.9%	24.3%	23.7%	23.9%

Adjusted Income from Equity Investments
Reported income from equity investments	$36	$33	$76	$71
Add: Purchase accounting impacts - Linde AG (c)	19	18	38	36
Adjusted income from equity investments	$55	$51	$114	$107

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(44)	$(40)	$(87)	$(74)
Add: Purchase accounting impacts - Linde AG (c)	(3)	(3)	(6)	(6)
Adjusted noncontrolling interests	$(47)	$(43)	$(93)	$(80)

Adjusted Net Income - Linde plc (b)
Reported net income	$1,928	$1,766	$3,785	$3,439
Add: Cost reduction program and other charges	—	—	—	37
Add: Purchase accounting impacts - Linde AG (c)	161	171	323	341
Total adjustments	161	171	323	378
Adjusted net income - Linde plc	$2,089	$1,937	$4,108	$3,817

Adjusted Diluted EPS (b)
Reported diluted EPS	$4.15	$3.73	$8.13	$7.24
Add: Cost reduction program and other charges	—	—	—	0.08
Add: Purchase accounting impacts - Linde AG (c)	0.35	0.36	0.69	0.72
Total adjustments	0.35	0.36	0.69	0.80
Adjusted diluted EPS	$4.50	$4.09	$8.82	$8.04

Reported percentage change	11%		12%
Adjusted percentage change	10%		10%

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA and % of Sales
Net Income - Linde plc	$1,928	$1,766	$3,785	$3,439
Add: Noncontrolling interests	44	40	87	74
Add: Net pension and OPEB cost (benefit), excluding service cost	(53)	(59)	(107)	(115)
Add: Interest expense	61	67	123	127
Add: Income taxes	610	573	1,181	1,084
Add: Depreciation and amortization	963	942	1,914	1,852
EBITDA	$3,553	$3,329	$6,983	$6,461
Add: Cost reduction program and other charges	—	—	—	55
Add: Purchase accounting impacts - Linde AG (c)	19	22	38	48
Total adjustments	19	22	38	103
Adjusted EBITDA	$3,572	$3,351	$7,021	$6,564

Reported sales	$9,289	$8,495	$18,070	$16,607
% of sales
EBITDA	38.2%	39.2%	38.6%	38.9%
Adjusted EBITDA as a % of Sales	38.5%	39.4%	38.9%	39.5%

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

Adjusted Noncontrolling Interests: Represents the noncontrolling interests’ ownership portion of the adjustments described above determined on an entity-by-entity basis.

Supplemental Guarantee Information
On May 5, 2026, the company filed a Form S-3 Registration Statement with the SEC ("the Registration Statement").
Linde plc may offer debt securities, preferred shares, depositary shares and ordinary shares under the Registration Statement, and debt securities exchangeable for or convertible into preferred shares, ordinary shares or other debt securities. Debt securities of Linde plc may be guaranteed by Linde Inc. and/or Linde GmbH. Linde plc may provide guarantees of debt securities offered by its wholly owned subsidiary Linde Inc. under the Registration Statement.
Linde Inc. is a wholly owned subsidiary of Linde plc. Linde Inc. may offer debt securities under the Registration Statement. Debt securities of Linde Inc. will be guaranteed by Linde plc, and such guarantees by Linde plc may be guaranteed by Linde GmbH. Linde Inc. may also provide guarantees of debt securities offered by Linde plc under the Registration Statement.
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
Linde plc established a European debt issuance program on May 11, 2020, and filed a base prospectus with the Luxembourg Stock Exchange as subsequently updated on May 4, 2026, for a €25.0 billion debt issuance program (or the equivalent in other currencies), under which Linde plc may offer debt securities. Linde Inc. and Linde GmbH have provided to Linde plc upstream guarantees in relation to debt securities of Linde plc offered under the European debt issuance program, as confirmed to the current program amount. Under the European debt issuance program, Linde plc may issue unsecured notes with such terms, including currency, interest rate and maturity, as agreed by Linde plc and the purchasers of such notes at the time of sale and as set out in the final terms for the relevant issue of notes. The current European debt issuance program will be valid for a period of one year from May 4, 2026, after which it will require updating prior to any further issuance of notes.
By virtue of these guarantee structures, unless specified otherwise, debt securities of Linde plc and Linde Inc. offered under the Registration Statement will be pari passu in right of payment with each other and with the existing Linde Inc. notes, any Linde plc notes issued under the European debt program and any existing Linde Finance notes.
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

(Millions of dollars)
Statement of Income Data	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025
Sales	$4,544	$8,844
Operating profit	872	1,512
Net income	(72)	3
Transactions with non-guarantor subsidiaries	1,903	3,989

Balance Sheet Data (at period end)
Current assets (a)	$5,162	$4,815
Long-term assets (b)	17,197	16,808
Current liabilities (c)	11,130	10,085
Long-term liabilities (d)	75,371	73,336

(a) From current assets above, amount due from non-guarantor subsidiaries	$1,342	$1,097
(b) From long-term assets above, amount due from non-guarantor subsidiaries	576	724
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,462	1,325
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	50,603	48,301
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended June 30, 2026 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2026	377	$500.62	377	$6,321
May 2026	774	$503.53	774	$5,932
June 2026	581	$506.86	581	$5,637
Second Quarter 2026	1,732	$504.02	1,732	$5,637
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
(2)As of June 30, 2026, the company repurchased $9.4 billion of its ordinary shares pursuant to the 2023 share repurchase program. As of June 30, 2026, $5.6 billion of share repurchases remain authorized under the 2023 program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits

4.1
Amended and Restated Dealer Agreement, dated May 4, 2026, among Linde plc, as Issuer and Citigroup Global Markets Limited, as Arranger and Dealer and the other Dealers party thereto (Filed as Exhibit 1.1 to the Linde plc Form 8-K filed on May 13, 2026 and is incorporated herein by reference).

4.2
Fiscal Agency Agreement, dated May 4, 2026, among Linde plc, as Issuer, and Citibank, N.A., London Branch, as Fiscal Agent and Paying Agent was filed as Exhibit 4.2 to the Linde plc Form 8-K (Filed on May 13, 2026 and is incorporated herein by reference).

4.3
Confirmation of Upstream Guarantee to Linde plc provided by Linde GmbH, dated May 4, 2026 (Filed as Exhibit 4.5 to the Linde plc Form 8-K filed on May 13, 2026 and is incorporated herein by reference).

4.4
Confirmation of Upstream Guarantee to Linde plc provided by Linde Inc., dated May 11, 2026 (Filed as Exhibit 4.6 to the Linde plc Form 8-K filed on May 13, 2026 and is incorporated herein by reference).

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

Linde plc

(Registrant)

Date: July 31, 2026	By: /s/ Denny Brown

Denny Brown
Chief Accounting Officer