Form 10-Q
period 2026-09-30
LINDE PLC
filed 2026-10-29
CIK 1707925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒
At September 30, 2026, 459,083,779 ordinary shares (€0.001 par value) of the Registrant were outstanding.

Forward-looking Statements
This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as: anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. They are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances, including trade conflicts and tariffs; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics, pandemics, and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and cybersecurity breaches; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause future results or circumstances to differ materially from adjusted projections, estimates or other forward-looking statements.
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

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$9,404	$8,615	$27,474	$25,222
Cost of sales, exclusive of depreciation and amortization	4,962	4,379	14,346	12,842
Selling, general and administrative	892	897	2,676	2,553
Depreciation and amortization	965	961	2,879	2,813
Research and development	37	36	112	112
Cost reduction program and other charges	425	(11)	425	44
Other income (expense) - net	27	14	107	47
Operating Profit	2,150	2,367	7,143	6,905
Interest expense - net	71	64	194	191
Net pension and OPEB cost (benefit), excluding service cost	(49)	(57)	(156)	(172)
Income Before Income Taxes and Equity Investments	2,128	2,360	7,105	6,886
Income taxes	449	424	1,630	1,508
Income Before Equity Investments	1,679	1,936	5,475	5,378
Income from equity investments	61	36	137	107
Net Income (Including Noncontrolling Interests)	1,740	1,972	5,612	5,485
Less: noncontrolling interests	(48)	(43)	(135)	(117)
Net Income – Linde plc	$1,692	$1,929	$5,477	$5,368

Per Share Data – Linde plc Shareholders:
Basic earnings per share	$3.67	$4.11	$11.85	$11.40
Diluted earnings per share	$3.66	$4.09	$11.79	$11.34

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	460,606	468,802	462,382	470,708
Diluted shares outstanding	462,512	471,509	464,440	473,500
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (including noncontrolling interests)	$1,740	$1,972	$5,612	$5,485

Other comprehensive income (loss)
Translation adjustments:
Foreign currency translation adjustments	315	(131)	662	515
Reclassifications to net income	(14)	(37)	(52)	(59)
Income taxes	(3)	1	(11)	10
Translation adjustments	298	(167)	599	466
Funded status - retirement obligations (Note 7):
Retirement program remeasurements	(5)	(7)	12	29
Reclassifications to net income	—	(6)	(8)	(22)
Income taxes	2	4	(1)	(6)
Funded status - retirement obligations	(3)	(9)	3	1
Derivative instruments (Note 4):
Current unrealized gain (loss)	24	55	45	69
Reclassifications to net income	(5)	(42)	(28)	(18)
Income taxes	(4)	(2)	(2)	(11)
Derivative instruments	15	11	15	40
Total other comprehensive income (loss)	310	(165)	617	507

Comprehensive income (loss) (including noncontrolling interests)	2,050	1,807	6,229	5,992
Less: noncontrolling interests	(64)	(37)	(151)	(139)
Comprehensive income (loss) - Linde plc	$1,986	$1,770	$6,078	$5,853
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Millions of dollars)
(UNAUDITED)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$3,947	$5,056
Accounts receivable - net	5,595	4,966
Contract assets	447	269
Inventories	2,129	2,055
Prepaid and other current assets	1,298	979
Total Current Assets	13,416	13,325
Property, plant and equipment - net	29,830	28,260
Goodwill	27,900	27,927
Other intangible assets - net	11,426	11,871
Other long-term assets	5,503	5,434
Total Assets	$88,075	$86,817
Liabilities and Equity
Accounts payable	$2,854	$2,810
Short-term debt	4,645	4,510
Current portion of long-term debt	1,464	1,796
Contract liabilities	1,170	1,231
Other current liabilities	5,510	4,851
Total Current Liabilities	15,643	15,198
Long-term debt	20,593	20,683
Other long-term liabilities	10,844	11,195
Total Liabilities	47,080	47,076
Redeemable noncontrolling interests	10	13
Linde plc Shareholders’ Equity (Note 10):
Ordinary shares, €0.001 par value, authorized 1,750,000,000 shares, 2026 and 2025 issued: 490,766,972 ordinary shares	1	1
Additional paid-in capital	39,169	39,430
Retained earnings	19,746	16,608
Accumulated other comprehensive income (loss)	(5,632)	(6,233)
Less: Treasury shares, at cost (2026 – 31,683,193 shares and 2025 – 27,086,030 shares)	(13,862)	(11,561)
Total Linde plc Shareholders’ Equity	39,422	38,245
Noncontrolling interests	1,563	1,483
Total Equity	40,985	39,728
Total Liabilities and Equity	$88,075	$86,817
The accompanying notes are an integral part of these financial statements.

LINDE PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income - Linde plc	$5,477	$5,368
Add: Noncontrolling interests	135	117
Net Income (including noncontrolling interests)	5,612	5,485
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges	313	(71)
Depreciation and amortization	2,879	2,813
Deferred income taxes	(166)	(458)
Share-based compensation	104	133
Working capital:
Accounts receivable	(696)	(379)
Inventory	(100)	(37)
Prepaid and other current assets	(194)	(4)
Payables and accruals	477	(65)
Contract assets and liabilities, net	(262)	24
Pension contributions	(23)	(20)
Long-term assets, liabilities and other	(264)	(101)
Net cash provided by (used for) operating activities	7,680	7,320
Investing
Capital expenditures	(4,172)	(3,803)
Acquisitions, net of cash acquired	(411)	(393)
Divestitures, net of cash divested and asset sales	178	31
Other investing, net	37	(95)
Net cash provided by (used for) investing activities	(4,368)	(4,260)
Financing
Short-term debt borrowings (repayments) - net	182	507
Long-term debt borrowings	2,087	3,064
Long-term debt repayments	(1,765)	(1,654)
Issuances of ordinary shares	26	20
Purchases of ordinary shares	(2,632)	(3,211)
Cash dividends - Linde plc shareholders	(2,214)	(2,113)
Noncontrolling interest transactions and other	(129)	(149)
Net cash provided by (used for) financing activities	(4,445)	(3,536)
Effect of exchange rate changes on cash and cash equivalents	24	135
Change in cash and cash equivalents	(1,109)	(341)
Cash and cash equivalents, beginning-of-period	5,056	4,850
Cash and cash equivalents, end-of-period	$3,947	$4,509
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
2. Supplemental Information
Receivables
Linde applies loss rates that are lifetime expected credit losses at initial recognition of the receivables. These expected loss rates are based on an analysis of the actual historical default rates for each business, taking regional circumstances into account. If necessary, these historical default rates are adjusted to reflect the impact of current changes in the macroeconomic environment using forward-looking information. The loss rates are also evaluated based on the expectations of the responsible management team regarding the collectability of the receivables. Gross trade receivables aged less than one year were $5,372 million and $5,032 million at September 30, 2026 and December 31, 2025, respectively, and gross receivables aged greater than one year were $350 million and $377 million at September 30, 2026 and December 31, 2025, respectively. Gross other receivables were $130 million and $138 million at September 30, 2026 and December 31, 2025, respectively. Receivables aged greater than one year are generally fully reserved unless specific circumstances warrant exceptions, such as those backed by federal governments.
Accounts receivable net of reserves were $5,595 million at September 30, 2026 and $4,966 million at December 31, 2025. Allowances for expected credit losses were $257 million at September 30, 2026 and $581 million at December 31, 2025. Provisions for expected credit losses were $128 million and $158 million for the nine months ended September 30, 2026 and 2025, respectively. The allowance activity in the nine months ended September 30, 2026 and 2025 related to write-offs of uncollectible amounts, net of recoveries and currency movements is not material.
Inventories
The following is a summary of Linde's consolidated inventories:

(Millions of dollars)	September 30, 2026	December 31, 2025
Raw materials and supplies	$541	$530
Work in process	411	346
Finished goods	1,177	1,179
Total inventories	$2,129	$2,055

Cost reduction program and other charges
The company recognized cost reduction program and other charges of $425 million during the third quarter of 2026. The costs recognized include global severance and other cost reduction charges of $200 million and $42 million, respectively, and various non-cash charges totaling $183 million primarily related to the U.S. homecare business.

3. Debt
The following is a summary of Linde's outstanding debt at September 30, 2026 and December 31, 2025:

(Millions of dollars)		September 30, 2026	December 31, 2025
Short-term
Commercial paper		$4,321	$4,226
Other bank borrowings (primarily non-U.S.)		324	284
Total short-term debt		4,645	4,510
Long-term (a)
(U.S. dollar denominated unless otherwise noted)
3.20%	Notes due 2026 (b)	—	725
0.00%	Euro denominated notes due 2026 (b)	—	822
3.434%	Notes due 2026 (b)	—	200
1.652%	Euro denominated notes due 2027	91	95
0.250%	Euro denominated notes due 2027	850	880
1.00%	Euro denominated notes due 2027	569	589
2.720%	Euro denominated notes due 2027 (c)	679	705
1.00%	Euro denominated notes due 2028 (d)	832	854
2.840%	Euro denominated notes due 2028 (c) (e)	679	—
3.00%	Euro denominated notes due 2028	792	820
3.375%	Euro denominated notes due 2029	848	878
2.625%	Euro denominated notes due 2029	960	994
0.6150%	Swiss franc denominated notes due 2029	269	283
1.10%	Notes due 2030	698	698
1.90%	Euro denominated notes due 2030	116	120
3.200%	Euro denominated notes due 2030 (e)	564	—
3.375%	Euro denominated notes due 2030	847	877
1.375%	Euro denominated notes due 2031	854	884
3.20%	Euro denominated notes due 2031	962	997
0.550%	Euro denominated notes due 2032	846	877
3.125%	Euro denominated notes due 2032	730	759
0.375%	Euro denominated notes due 2033	562	582
3.00%	Euro denominated notes due 2033	846	877
1.0629%	Swiss franc denominated notes due 2033	328	346
3.625%	Euro denominated notes due 2034	734	760
3.50%	Euro denominated notes due 2034	843	874
1.625%	Euro denominated notes due 2035	902	934
3.40%	Euro denominated notes due 2036	787	816
3.800%	Euro denominated notes due 2036 (e)	563	—
3.250%	Euro denominated notes due 2037	730	756
3.750%	Euro denominated notes due 2038	560	582
3.55%	Notes due 2042	667	666
3.75%	Euro denominated notes due 2044	781	810
2.00%	Notes due 2050	297	297
1.00%	Euro denominated notes due 2051	776	805
Other borrowings		495	317
		22,057	22,479
Less: current portion of long-term debt		(1,464)	(1,796)
Total long-term debt		20,593	20,683
Total debt		$26,702	$26,989
(a)Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.
(b)Linde repaid $725 million of 3.20% notes, $200 million of 3.434% notes and €700 million of 0.00% notes that became due in January, August and September of 2026, respectively.
(c)Floating-rate notes that reset quarterly at three-month EURIBOR plus a fixed spread.
(d)September 30, 2026 and December 31, 2025 included a cumulative $16 million and $25 million adjustment to carrying value, respectively, related to hedge accounting of terminated interest rate swaps. See Note 4.
(e)In May 2026, Linde issued three tranches of Euro-denominated notes consisting of: €600 million of floating-rate notes due in 2028 bearing interest at three-month EURIBOR plus a fixed spread and resetting quarterly, €500 million of 3.200% notes due in 2030, and €500 million of 3.800% notes due in 2036.

The company maintains a $5 billion and a $1.5 billion unsecured revolving credit agreement with a syndicate of banking institutions that expire on December 7, 2027 and December 2, 2026, respectively. There are no financial maintenance covenants contained within the credit agreements. No borrowings were outstanding under the credit agreements as of September 30, 2026.
The weighted-average interest rates of short-term borrowings outstanding were 3.3% and 3.0% as of September 30, 2026 and December 31, 2025, respectively.
4. Financial Instruments
In its normal operations, Linde is exposed to market risks relating to fluctuations in interest rates, foreign currency exchange rates, energy and commodity costs. The objective of financial risk management at Linde is to minimize the negative impact of such fluctuations on the company’s earnings and cash flows. To manage these risks, among other strategies, Linde routinely enters into various derivative financial instruments ("derivatives") including interest-rate swap and treasury rate lock agreements, forward contracts, and commodity-swap agreements. These instruments are not entered into for trading purposes and Linde only uses commonly traded and non-leveraged instruments.
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
Counterparties to Linde’s derivatives are major banking institutions with credit ratings of investment grade or better. The company has Credit Support Annexes ("CSAs") in place for certain entities with their principal counterparties to minimize potential default risk and to mitigate counterparty risk. Under the CSAs, the fair values of derivatives for the purpose of interest rate and currency management are collateralized with cash on a regular basis. As of September 30, 2026, the impact of such collateral posting arrangements on the fair value of derivatives was insignificant. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2026 and December 31, 2025 for consolidated subsidiaries:

			Fair Value (a)
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$11,437	$9,509	$77	$79	$108	$34
Forecasted transactions	214	164	—	3	3	1
Total	$11,651	$9,673	$77	$82	$111	$35
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted transactions	$540	$560	$5	$24	$12	$1
Forward exchange transactions	5,011	3,420	107	6	—	28
Commodity contracts	N/A	N/A	73	5	33	10
Total Hedges	$5,551	$3,980	$185	$35	$45	$39
Total Derivatives	$17,202	$13,653	$262	$117	$156	$74
(a)Amounts as of September 30, 2026 and December 31, 2025, respectively, included current assets of $242 million and $107 million which are recorded in prepaid and other current assets; long-term assets of $20 million and $10 million which are recorded in other long-term assets; current liabilities of $143 million and $72 million which are recorded in other current liabilities; and long-term liabilities of $13 million and $2 million which are recorded in other long-term liabilities.
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
Net Investment Hedges
Foreign Currency-Denominated Debt Designations
As of September 30, 2026, Linde has €17.7 billion ($20.1 billion) Euro-denominated notes and intercompany loans, ¥6.0 billion ($0.9 billion) CNY-denominated intercompany loans and CHF0.5 billion ($0.6 billion) CHF-denominated notes that are designated as hedges of the net investment positions in certain foreign operations. Since hedge inception, the deferred loss recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $795 million (deferred gain of $174 million and $744 million in the consolidated statement of comprehensive income for the quarter and nine months ended September 30, 2026, respectively), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged.
Foreign Currency Forward Exchange Contract Designations
The Company enters into forward exchange contracts to partially hedge its net investment in certain foreign-denominated subsidiaries. The Company assesses the forward exchange contracts used as net investment hedges under the spot method. This results in the difference between the spot rate and the forward rate of the forward exchange contract being excluded from the assessment of hedge effectiveness and recorded as incurred as a reduction in interest expense - net in the consolidated statement of income. Since hedge inception, the deferred gain recorded within the cumulative translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheet is $107 million (deferred gain of $68 million and $107 million in the consolidated statement of comprehensive income for the quarter and nine months ended September 30, 2026, respectively), which is largely offset by an offsetting loss or gain on the underlying foreign net investment being hedged. The amount of net interest income recorded for the quarter and nine months ended September 30, 2026 for all forward exchange contracts was $14 million and $52 million, respectively, and $18 million and $40 million for the respective 2025 periods.
Effects of Previous Hedge Designations
As of September 30, 2026, exchange rate movements relating to previously designated hedges that remain in accumulated other comprehensive income (loss) is a loss of $106 million. These movements will remain in accumulated other comprehensive income (loss), until appropriate, such as upon sale or liquidation of the related foreign operations at which time amounts will be reclassified to the consolidated statement of income.
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
Derivatives' Impact on Consolidated Statement of Income
The following table summarizes the impact of the company’s derivatives on the consolidated statement of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$40	$17	$85	$(108)
Other balance sheet items	(1)	6	(13)	10
Total	$39	$23	$72	$(98)
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
The amounts of gain or loss recognized in accumulated other comprehensive income (loss) and reclassified to the consolidated statement of income was not material for the quarters and nine months ended September 30, 2026 and 2025. Net impacts expected to be reclassified to earnings during the next twelve months are also not material.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Assets
Derivative assets	$—	$—	$262	$117	$—	$—
Investments and securities*	21	20	—	—	13	13
Total	$21	$20	$262	$117	$13	$13

Liabilities
Derivative liabilities	$—	$—	$156	$74	$—	$—
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
The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Long-term debt is categorized within Level 2 of the fair value hierarchy. At September 30, 2026, the estimated fair value of Linde’s long-term debt portfolio was $20,019 million versus a carrying value of $22,057 million. At December 31, 2025, the estimated fair value of Linde’s long-term debt portfolio was $21,064 million versus a carrying value of $22,479 million. Differences between the carrying value and the fair value are attributable to fluctuations in interest rates subsequent to when the debt was issued and relative to stated coupon rates.

6. Earnings Per Share - Linde plc Shareholders
Basic and diluted earnings per share is computed by dividing Net income – Linde plc for the period by the weighted average number of either basic or diluted shares outstanding, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator (Millions of dollars)
Net Income – Linde plc	$1,692	$1,929	$5,477	$5,368
Denominator (Thousands of shares)
Weighted average shares outstanding	459,926	468,021	461,652	469,884
Shares earned and issuable under compensation plans	680	781	730	824
Weighted average shares used in basic earnings per share	460,606	468,802	462,382	470,708
Effect of dilutive securities
Stock options and awards	1,906	2,707	2,058	2,792
Weighted average shares used in diluted earnings per share	462,512	471,509	464,440	473,500
Basic Earnings Per Share	$3.67	$4.11	$11.85	$11.40
Diluted Earnings Per Share	$3.66	$4.09	$11.79	$11.34
The weighted average of antidilutive securities excluded from the calculation of diluted earnings per share was 552 thousand and 606 thousand for the quarter and nine months ended September 30, 2026, respectively, and 485 thousand and 575 thousand for the respective 2025 periods.
7. Retirement Programs
The components of net pension and postretirement benefits other than pensions ("OPEB") costs for the quarters and nine months ended September 30, 2026 and 2025 are shown below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Amount recognized in Operating Profit
Service cost	$20	$21	$60	$62
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	89	91	267	266
Expected return on plan assets	(138)	(142)	(415)	(416)
Net amortization and deferral (gain) loss	(4)	(8)	(12)	(24)
Settlement charge	4	2	4	2
Total amount recognized in Net pension and OPEB cost (benefit), excluding service cost	(49)	(57)	(156)	(172)
Net periodic benefit cost (benefit)	$(29)	$(36)	$(96)	$(110)
Components of net periodic benefit expense for other post-retirement plans for the quarters and nine months ended September 30, 2026 and 2025 were not material.
Linde estimates that 2026 required contributions to its pension plans will be in the range of approximately $25 million to $35 million, of which $23 million have been made through September 30, 2026.
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
Significant matters are:
•During 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program ("Refis Program") which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During 2009, the company decided that it was economically beneficial to settle many of its outstanding federal tax disputes and such disputes were enrolled in the Refis Program, subject to final calculation and review by the Brazilian federal government. The company recorded estimated liabilities based on the terms of the Refis Program. Since 2009, Linde has been unable to reach final agreement on the calculations and initiated litigation against the government in an attempt to resolve certain items. Open issues relate to the following matters: (i) application of cash deposits and net operating loss carryforwards to satisfy obligations and (ii) the amount of tax reductions available under the Refis Program. It is difficult to estimate the timing of resolution of legal matters in Brazil.
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
•On May 27, 2022, performance of all Linde Engineering agreements in Russia were lawfully suspended in compliance with applicable sanctions. In December 2022, at RusChemAlliance’s ("RCA") request a Russian St. Petersburg court ("St. Petersburg Court") issued an injunction preventing sale of Linde Russia subsidiaries and assets. Since then, in accordance with the dispute resolution provisions of the related engineering agreements, Linde secured judgments reenforcing jurisdiction of the agreements with RCA outside of Russia and ordering the St. Petersburg proceedings stayed and injunctions lifted. However, RCA has continued to pursue its claims in Russia and during 2024 two Linde Russian joint ventures were sold locally pursuant to a St. Petersburg court order and the proceeds provided to RCA. Linde does not expect a material adverse impact on earnings given the combined $1.8 billion liabilities recorded as of September 30, 2026 and the immaterial investment value of its remaining deconsolidated Russia subsidiaries. Please see further detail on the Russian legal cases below.
RCA GPP and LNG
In December 2022, the St. Petersburg Court issued an injunction preventing (i) the sale of any shares in Linde’s subsidiaries and joint ventures in Russia, and (ii) the disposal of any of the assets in those entities exceeding 5% of the relevant company’s overall asset value. RCA is owned 50% by PJSC Gazprom. The injunction was requested by RCA to secure payment of a possible award under an arbitration proceeding RCA intended to file against Linde Engineering for alleged breach of contract under the agreement to build a gas processing plant in Russia entered into in July 2021. In 2023, RCA filed a claim in St. Petersburg against Linde GmbH for recovery of advance payments under the agreement ("GPP Claim"), and subsequently (i) added Linde and other Linde subsidiaries as defendants, and (ii) seeking payment of alleged damages from Linde and guarantor banks. In 2024, RCA filed a similar claim for repayment and damages against Linde for alleged breach of contract under the agreement to build a liquefied natural gas plant in Russia entered into in September 2021 ("LNG Claim", and together with the GPP Claim, the "Russian Claims").
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
In January 2024, the Hong Kong court issued a final judgment in Linde’s favor (i) granting a permanent anti-suit injunction against RCA to seek a stay of the GPP claim and not start an LNG claim, (ii) granting a permanent, global anti-enforcement injunction against RCA for the GPP claim, and (iii) ordering that the injunction issued by the St. Petersburg Court be lifted ("HK Court Judgment").

Despite the judgments of the Hong Kong court and similar orders issued by the HKIAC arbitration tribunals, RCA is continuing to pursue its claims in Russia and neither the St. Petersburg injunction affecting Linde’s shares and assets has been lifted, nor the proceeding in St. Petersburg been stayed. The HKIAC arbitration proceedings are ongoing.
Local seizures
During 2024, the St. Petersburg Court decided the GPP Claim in favor of RCA (the "GPP Decision") and later that year, decided the LNG Claim in favor of RCA (the "LNG Decision"). Linde unsuccessfully appealed the GPP Decision in 2024. During the fourth quarter of 2024, RCA executed enforcement actions related to the GPP Decision within Russia for Linde’s shares in two Linde Russian joint ventures and locally RCA received payment from the purchase of these shares by Linde’s joint venture partners. RCA previously initiated the enforcement process for the GPP Decision within Russia for the remainder of Linde’s local assets, and these proceedings are currently ongoing. In July 2026, as part of such enforcement process, RCA became the registered owner of Praxair Rus LLC, a former Linde Russian subsidiary.
Separately, certain guarantor banks of the RCA GPP and LNG projects, following their own asset seizures in Russia, have asserted claims for reimbursement against Linde GmbH in Germany totaling approximately €0.8 billion. These guarantee proceedings are exceptional in nature and arise from highly specific, sanctions-driven situations.
Linde intends to claim all damages related to or arising from RCA's enforcement of the GPP and LNG Decisions in the HKIAC arbitration proceedings. Linde subsidiaries affected by the GPP Decision have also filed claims for damages against RCA and/or its controlling shareholder in the Southern District of New York, the Netherlands and Germany. A subsidiary of Linde has obtained a judgment for damages in Germany against Gazprom PJSC in an amount of €204 million related to the seizure of the shares of a Russian joint venture.

As of September 30, 2026, Linde has a contingent liability of $1.1 billion, which represents advance payments previously recorded in contract liabilities related to terminated engineering projects with RCA. As a result of the contract terminations, Linde no longer has future performance obligations for these projects.
It is difficult to estimate the timing of resolution of these matters. The company intends to vigorously defend its interests in the Russian Claims, Hong Kong arbitration proceedings, German guarantee proceedings and other jurisdictions.
Amur GPP
In July 2015, Gazprom Pererabotka Blagoveshchensk LLC ("Gazprom"), a 100% subsidiary of PJSC Gazprom, entered into an engineering, procurement and construction contract with OJSC NIPIgazpererabotka ("Nipigas") for the construction of a gas processing plant and other components located in the Amur Region, Russia ("Amur GPP"). Subsequently, in December 2015, Nipigas and Linde Engineering executed a subcontract for engineering, procurement, and site services ("EPSS Contract") for licensed production units for the Amur GPP project. Additionally, Linde also entered into (i) a license agreement with Gazprom in 2017 for the operation of the plants, and (ii) a direct owner agreement with Gazprom and Nipigas ("DOA") which included limitation of liability provisions. Performance of the Amur GPP agreements were lawfully suspended in compliance with applicable sanctions on May 27, 2022.
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
On October 29, 2024, Gazprom submitted a claim to the Arbitration State Court in the Amur Region, Russia ("Amur Court") against Linde Engineering and project-unrelated Linde entities claiming damages and lost profits arising from the fire incidents. The Amur Court subsequently entered judgment against Linde in connection with these claims.

During 2025, Linde Engineering formally initiated arbitration proceedings against Gazprom before the Arbitration Institute of the Stockholm Chamber of Commerce ("SCC") in Stockholm, Sweden, as provided for in the DOA.

On October 15, 2026, the SCC tribunal issued an award confirming that Gazprom’s claims related to the Amur GPP project must be pursued through arbitration in accordance with the dispute resolution provisions of the DOA. The award also prohibits Gazprom from taking action, in Russia or elsewhere, to enforce the related Russian court judgment against Linde. Gazprom may seek to challenge the award, and the timing and ultimate resolution of this matter remain uncertain. The company intends to vigorously defend its interests.

As of September 30, 2026, Linde has a contingent liability of $0.7 billion for this and other Amur GPP contract matters.

9. Segment Information
For a description of Linde's operating segments and information on how the Chief Operating Decision Maker ("CODM") assesses performance and allocates resources, refer to Note 18 to the consolidated financial statements on Linde's 2025 Annual Report on Form 10-K. The company’s measure of profit/loss for segment reporting is segment operating profit. Segment operating profit is defined as operating profit excluding purchase accounting impacts of the Linde AG merger, cost reduction and other charges, and items not indicative of ongoing business trends.
In the third quarter of 2026, Linde revised its segment reporting to reflect changes in its management reporting structure and the financial information regularly reviewed by the company's CODM. As a result, the U.S. homecare business, previously reported within the Americas segment, is now included in the Other category for segment reporting purposes. Prior period segment disclosures have been recast to conform to the current segment presentation with no impact on the company's previously reported consolidated financial position, results of operations, or cash flows.

The table below presents sales and operating profit information about reportable segments and Other for the quarters and nine months ended September 30, 2026 and 2025.

	Quarter Ended September 30,
(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
2026
Sales (a)	$3,601	$2,327	$1,950	$582	$944	$9,404
Variable Costs (b)	1,424	846	1,018	244	371	3,903
Fixed Costs and other (c)	585	493	220	224	439	1,961
Depreciation and amortization (d)	329	171	178	7	92	777
Operating Profit (e)	$1,263	$817	$534	$107	$42	$2,763
2025
Sales (a)	$3,253	$2,178	$1,741	$519	$924	$8,615
Variable Costs (b)	1,254	734	867	175	317	3,347
Fixed Costs and other (c)	560	487	213	235	456	1,951
Depreciation and amortization (d)	315	176	171	8	89	759
Operating Profit (e)	$1,124	$781	$490	$101	$62	$2,558

	Nine Months Ended September 30,
(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total
2026
Sales (a)	$10,553	$6,801	$5,521	$1,724	$2,875	$27,474
Variable Costs (b)	4,206	2,374	2,817	704	1,075	11,176
Fixed Costs and other (c)	1,697	1,482	634	690	1,348	5,851
Depreciation and amortization (d)	968	521	528	22	271	2,310
Operating Profit (e)	$3,682	$2,424	$1,542	$308	$181	$8,137
2025
Sales (a)	$9,557	$6,371	$4,935	$1,635	$2,724	$25,222
Variable Costs (b)	3,677	2,188	2,418	596	939	9,818
Fixed Costs and other (c)	1,671	1,396	585	710	1,268	5,630
Depreciation and amortization (d)	930	504	501	24	263	2,222
Operating Profit (e)	$3,279	$2,283	$1,431	$305	$254	$7,552
(a)Sales reflect external sales only. Intersegment sales from Engineering to the industrial gases segments were $693 million and $728 million for the quarters ended September 30, 2026 and 2025, respectively, and $1,905 million and $1,948 million for the nine months ended September 30, 2026 and 2025, respectively. Intersegment sales from Helium were $114 million and $104 million for the quarters ended September 30, 2026 and 2025, respectively, and $334 million and $323 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Reconciliations to Consolidated Results
Depreciation and Amortization
The table below reconciles total depreciation and amortization disclosed in the table above to consolidated depreciation and amortization as reflected on our consolidated statement of income:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Total segment depreciation and amortization	$777	$759	$2,310	$2,222
Purchase accounting impacts - Linde AG (a)	188	202	569	591
Total depreciation and amortization	$965	$961	$2,879	$2,813

Income Before Income Taxes and Equity Investments
The table below reconciles total operating profit disclosed in the table above to consolidated income before income taxes and equity investments as reflected on our consolidated statement of income:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Total segment operating profit	$2,763	$2,558	$8,137	$7,552
Cost reduction program and other charges	425	(11)	425	44
Purchase accounting impacts - Linde AG (a)	188	202	569	603
Total operating profit	2,150	2,367	7,143	6,905
Interest expense - net	71	64	194	191
Net pension and OPEB cost (benefit), excluding service cost	(49)	(57)	(156)	(172)
Total consolidated income before income taxes and equity investments	$2,128	$2,360	$7,105	$6,886
(a)To adjust for purchase accounting impacts related to the merger.

10. Equity
A summary of the changes in total equity for the quarters and nine months ended September 30, 2026 and 2025 is provided below:

	Quarter Ended September 30,
	2026			2025
(Millions of dollars)	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$39,081	$1,536	$40,617	$38,515	$1,458	$39,973
Net income (a)	1,692	48	1,740	1,929	43	1,972
Other comprehensive income (loss)	294	16	310	(159)	(6)	(165)
Noncontrolling interests:
Additions (reductions) (b)	2	32	34	—	16	16
Dividends and other capital changes		(69)	(69)	—	(54)	(54)
Dividends to Linde plc ordinary shareholders ($1.60 per share in 2026 and $1.50 per share in 2025)	(735)		(735)	(701)	—	(701)
Issuances of ordinary shares:
For employee savings and incentive plans	(3)		(3)	(22)	—	(22)
Purchases of ordinary shares	(953)		(953)	(992)	—	(992)
Share-based compensation	44		44	45	—	45
Balance, end of period	$39,422	$1,563	$40,985	$38,616	$1,457	$40,073

	Nine Months Ended September 30,
	2026			2025
(Millions of dollars)	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity	Linde plc Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$38,245	$1,483	$39,728	$38,092	$1,383	$39,475
Net income (a)	5,477	135	5,612	5,368	117	5,485
Other comprehensive income (loss)	601	16	617	485	22	507
Noncontrolling interests:
Additions (reductions) (b)	(23)	21	(2)	(4)	34	30
Dividends and other capital changes		(92)	(92)	—	(99)	(99)
Dividends to Linde plc ordinary shareholders ($4.80 per share in 2026 and $4.50 per share in 2025)	(2,214)		(2,214)	(2,113)	—	(2,113)
Issuances of ordinary shares:
For employee savings and incentive plans	(151)		(151)	(140)	—	(140)
Purchases of ordinary shares	(2,617)		(2,617)	(3,205)	—	(3,205)
Share-based compensation	104		104	133	—	133
Balance, end of period	$39,422	$1,563	$40,985	$38,616	$1,457	$40,073

(a)Net income for noncontrolling interests excludes net income related to redeemable noncontrolling interests which is not significant for the quarters and nine months ended September 30, 2026 and 2025 and which is not part of total equity.
(b)Additions (reductions) for noncontrolling interests for the nine months ended September 30, 2026 include the impacts of a capital injection by a joint venture partner in APAC and purchasing additional ownership interests in joint ventures with operations in APAC and the Americas.
The components of accumulated other comprehensive income (loss) are as follows:

(Millions of dollars)	September 30, 2026	December 31, 2025
Cumulative translation adjustment - net of taxes:
Americas	$(3,839)	$(3,892)
EMEA	(881)	(958)
APAC	(972)	(1,170)
Engineering	62	283
Other	(140)	(616)
	(5,770)	(6,353)
Derivatives - net of taxes	31	16
Pension / OPEB (net of tax obligations of $103 million and $102 million at September 30, 2026 and December 31, 2025, respectively)	107	104
Total accumulated other comprehensive income (loss)	$(5,632)	$(6,233)
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
Merchant. Merchant deliveries generally are made from Linde's plants by tanker trucks to storage containers at the customer's site. Due to the relatively high distribution cost, merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced. Merchant argon, hydrogen and helium can be shipped much longer distances. The customer agreements used in the merchant business are usually three-to-seven-year supply agreements based on the requirements of the customer. These contracts generally do not contain minimum purchase requirements or volume commitments.
The company’s performance obligations related to merchant customers are generally satisfied at a point in time as the customers receive and obtain control of the product. Revenue is recognized when product is delivered to the customer and the company has the right to invoice the customer in accordance with the contract terms.
Packaged Gases. Customers requiring small volumes are supplied products in containers called cylinders, under medium to high pressure. Linde distributes merchant gases from its production plants to company-owned cylinder filling plants where cylinders are then filled for distribution to customers. Cylinders may be delivered to the customer’s site or picked up by the customer at a packaging facility or retail store. Linde invoices the customer for the industrial gases and the use of the cylinder container(s). The company also sells hardgoods and welding equipment purchased from independent manufacturers, in addition to medical gases and related equipment. Packaged gases are generally sold under one-to-three-year supply contracts and purchase orders and do not contain minimum purchase requirements or volume commitments.
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
Contract Assets and Liabilities
Contract assets and liabilities result from differences in timing of revenue recognition and customer invoicing. Contract assets primarily relate to sale of equipment contracts for which revenue is recognized over time. The balance represents unbilled revenue which occurs when revenue recognized under the measure of progress exceeds amounts invoiced to customers. Customer invoices may be based on the passage of time, the achievement of certain contractual milestones or a combination of both criteria. Contract liabilities include advance payments or right to consideration prior to performance under the contract. Contract liabilities are recognized as revenue as performance obligations are satisfied under contract terms. Linde has contract assets of $551 million at September 30, 2026 (current contract assets of $447 million and $104 million within other long-term assets in the condensed consolidated balance sheet). Total contract assets were $336 million at December 31, 2025 (current contract assets of $269 million and $67 million within other long-term assets in the condensed consolidated balance sheet). Total contract liabilities are $2,447 million at September 30, 2026 (current contract liabilities of $1,170 million and $1,277 million within other long-term liabilities in the condensed consolidated balance sheet). Total contract liabilities were $2,515 million at December 31, 2025 (current contract liabilities of $1,231 million and $1,284 million within other long-term liabilities in the condensed consolidated balance sheet). Revenue recognized for the nine months ended September 30, 2026 that was included in the contract liability at December 31, 2025 was $631 million. Contract assets and liabilities primarily relate to the Engineering business and customer prepayments for certain on-site supply agreements.
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
Disaggregated Revenue Information
As described above and in Note 19 to Linde's 2025 Annual Report on Form 10-K, the company manages its industrial gases business on a geographic basis, while the Engineering and Other businesses are generally managed on a global basis. Furthermore, the company believes that reporting sales by distribution method by reportable geographic segment best illustrates the nature, timing, type of customer, and contract terms for its revenues, including terms and pricing.
The following tables show sales by distribution method at the consolidated level and for each reportable segment and Other for the quarters and nine months ended September 30, 2026 and 2025.

	Quarter Ended September 30,
(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total	%
2026
Merchant	$1,475	$758	$641	$—	$48	$2,922	31%
On-Site	913	470	774	—	—	2,157	23%
Packaged Gas	1,128	1,060	424	—	535	3,147	33%
Other	85	39	111	582	361	1,178	13%
Total	$3,601	$2,327	$1,950	$582	$944	$9,404	100%
2025
Merchant	$1,242	$736	$591	$—	$50	$2,619	30%
On-Site	893	424	717	—	—	2,034	24%
Packaged Gas	1,048	1,011	375	—	599	3,033	35%
Other	70	7	58	519	275	929	11%
Total	$3,253	$2,178	$1,741	$519	$924	$8,615	100%

	Nine Months Ended September 30,
(Millions of dollars)	Americas	EMEA	APAC	Engineering	Other	Total	%
2026
Merchant	$4,123	$2,240	$1,791	$—	$140	$8,294	30%
On-Site	2,867	1,375	2,263	—	—	6,505	24%
Packaged Gas	3,329	3,132	1,189	—	1,702	9,352	34%
Other	234	54	278	1,724	1,033	3,323	12%
Total	$10,553	$6,801	$5,521	$1,724	$2,875	$27,474	100%
2025
Merchant	$3,652	$2,133	$1,658	$—	$148	$7,591	30%
On-Site	2,659	1,276	2,082	—	—	6,017	24%
Packaged Gas	3,063	2,939	1,041	—	1,787	8,830	35%
Other	183	23	154	1,635	789	2,784	11%
Total	$9,557	$6,371	$4,935	$1,635	$2,724	$25,222	100%
Remaining Performance Obligations
As described above, Linde's contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Linde and also have minimum purchase requirements. Additionally, plant sales from the Linde Engineering business are primarily contracted on a fixed price basis. As of September 30, 2026, the company estimates the consideration related to future minimum purchase requirements and plant sales was approximately $66 billion. This amount excludes all on-site sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to thirty years. The company estimates that approximately half of the revenue related to minimum purchase requirements will be earned in the next six years and the remaining thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
Non-GAAP Measures
Throughout the MD&A, Linde plc ("Linde" or "the company") provides adjusted operating results exclusive of certain items such as Cost reduction program and other charges, purchase accounting impacts of the Linde AG merger, and pension settlement charges. Adjusted amounts are non-GAAP measures which are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management find useful in evaluating the company’s operating performance. Items which the company does not believe to be indicative of on-going business performance are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. In addition, operating results, excluding these items, is important to management's development of annual and long-term employee incentive compensation plans. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.
The non-GAAP measures and reconciliations are separately included in a later section in the MD&A titled "Non-GAAP Measures and Reconciliations."
Outlook
Linde provides quarterly updates on operating results, material trends that may affect financial performance, and financial guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company's website, www.linde.com, but are not incorporated herein.

Consolidated Results
The following provides summary information for the quarters and nine months ended September 30, 2026 and 2025 and comparisons of 2026 to the respective 2025 periods. The amounts indicated as adjusted or as other financial data are non-GAAP measures intended to supplement investors' understanding of the company's financial information, which are not a substitute for GAAP measures.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars, except per share data)	2026	2025	Variance	2026	2025	Variance
Sales	$9,404	$8,615	9%	$27,474	$25,222	9%
Cost of sales, exclusive of depreciation and amortization	$4,962	$4,379	13%	$14,346	$12,842	12%
As a percent of sales	52.8%	50.8%		52.2%	50.9%
Selling, general and administrative	$892	$897	(1)%	$2,676	$2,553	5%
As a percent of sales	9.5%	10.4%		9.7%	10.1%
Depreciation and amortization	$965	$961	—%	$2,879	$2,813	2%
Cost reduction program and other charges	$425	$(11)	N/M	$425	$44	N/M
Other income (expense) - net	$27	$14	N/M	$107	$47	N/M
Operating profit	$2,150	$2,367	(9)%	$7,143	$6,905	3%
Operating margin	22.9%	27.5%		26.0%	27.4%
Interest expense - net	$71	$64	11%	$194	$191	2%
Net pension and OPEB cost (benefit), excluding service cost	$(49)	$(57)	(14)%	$(156)	$(172)	(9)%
Effective tax rate	21.1%	18.0%		22.9%	21.9%
Income from equity investments	$61	$36	69%	$137	$107	28%
Noncontrolling interests	$(48)	$(43)	12%	$(135)	$(117)	15%
Net Income – Linde plc	$1,692	$1,929	(12)%	$5,477	$5,368	2%
Diluted earnings per share	$3.66	$4.09	(11)%	$11.79	$11.34	4%
Diluted shares outstanding	462,512	471,509	(2)%	464,440	473,500	(2)%
Number of employees	64,512	65,489	(1)%	64,512	65,489	(1)%
Adjusted Amounts (a)
Depreciation and amortization	$777	$759	2%	$2,310	$2,222	4%
Operating profit	$2,763	$2,558	8%	$8,137	$7,552	8%
Operating margin	29.4%	29.7%		29.6%	29.9%
Effective tax rate	23.8%	22.7%		23.7%	23.5%
Net Income – Linde plc	$2,122	$1,987	7%	$6,230	$5,804	7%
Diluted earnings per share	$4.59	$4.21	9%	$13.41	$12.26	9%
Other Financial Data (a)
EBITDA	$3,176	$3,364	(6)%	$10,159	$9,825	3%
As percent of sales	33.8%	39.0%		37.0%	39.0%
Adjusted EBITDA	$3,620	$3,377	7%	$10,641	$9,941	7%
As percent of sales	38.5%	39.2%		38.7%	39.4%
(a)Adjusted amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Sales for the third quarter of 2026 were $9,404 million, 9% above the prior year. Sales grew 3% from higher price attainment and 2% from higher volumes primarily driven by the electronics, chemicals and energy, and manufacturing end markets. Sales also increased 1% from currency translation, 1% from acquisitions, 1% from cost pass-through, which represents the contractual billing of energy cost variances primarily to on-site customers, and 1% from engineering sales.

Operating profit for the third quarter of 2026 was $2,150 million, or 22.9% of sales, 9% below the prior year. The decrease was primarily driven by cost reduction program and other charges and cost inflation, partially offset by higher pricing and productivity initiatives. The effective tax rate ("ETR") was 21.1% in the third quarter of 2026 versus 18.0% in 2025. Diluted earnings per share ("EPS") was $3.66 in the third quarter of 2026, or 11% below EPS of $4.09 for 2025. The decrease was due to lower net income - Linde plc partially offset by lower diluted shares outstanding.
On an adjusted basis, operating profit for the third quarter of 2026 was $2,763 million, or 29.4% of sales, 8% above the prior year. The increase was primarily driven by higher pricing and productivity initiatives, partially offset by cost inflation. On an adjusted basis, the ETR was 23.8% for the third quarter of 2026 versus 22.7% in 2025. On an adjusted basis, EPS was $4.59 in the third quarter of 2026, or 9% above EPS of $4.21 for 2025. The increase was due to higher adjusted net income - Linde plc and lower diluted shares outstanding.
Results of Operations
Below is a discussion of the results of operations for the third quarter of 2026 and for the nine months ended September 30, 2026 compared to the respective 2025 periods.
Sales

	Quarter Ended September 30, 2026 vs. 2025	Nine months ended September 30, 2026 vs. 2025
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	2%	2%
Price/Mix	3%	3%
Cost pass-through	1%	1%
Currency	1%	2%
Acquisitions/divestitures	1%	1%
Engineering	1%	—%
	9%	9%
Sales increased by 9% both in the third quarter of 2026 and for the nine months ended September 30, 2026. Higher price attainment increased sales by 3% both in the quarter and nine months ended September 30, 2026. Volumes increased sales by 2% both in the quarter and nine months ended September 30, 2026 primarily driven by the electronics, chemicals and energy, and manufacturing end markets. Currency translation increased sales by 1% in the quarter and 2% for the nine months ended September 30, 2026 driven primarily by the strengthening of the Euro, Mexican peso, Chinese yuan, and Brazilian real against the U.S. dollar. Acquisitions increased sales by 1% both in the quarter and nine months ended September 30, 2026. Cost pass-through also increased sales by 1% both in the quarter and nine months ended September 30, 2026, with minimal impact on operating profit. Engineering sales increased by 1% in the quarter and were flat in the nine months ended September 30, 2026.
Cost of sales, exclusive of depreciation and amortization
Cost of sales, exclusive of depreciation and amortization, increased $583 million, or 13%, for the third quarter of 2026 and increased $1,504 million, or 12%, for the nine months ended September 30, 2026. The increases were primarily due to higher costs and currency translation, partially offset by productivity gains. Cost of sales, exclusive of depreciation and amortization, was 52.8% and 52.2% of sales for the quarter and nine months ended September 30, 2026, respectively, versus 50.8% and 50.9% for the respective 2025 periods. The increase as a percentage of sales was primarily due to higher costs and cost pass-through, partially offset by productivity gains.
Selling, general and administrative
Selling, general and administrative expenses ("SG&A") decreased $5 million, or 1% including an increase of $4 million from currency, in the third quarter of 2026 and increased $123 million, or 5% including an increase of $57 million from currency, for the nine months ended September 30, 2026. SG&A was 9.5% and 9.7% of sales for the quarter and nine months ended September 30, 2026, respectively, versus 10.4% and 10.1% of sales for the respective 2025 periods. Excluding currency impacts, the underlying year-to-date SG&A increase was driven primarily by higher costs.
Depreciation and amortization
Depreciation and amortization expense increased $4 million, or 0%, for the third quarter of 2026 and increased $66 million, or 2%, for the nine months ended September 30, 2026. On an adjusted basis, excluding merger-related impacts, depreciation and amortization increased $18 million, or 2% including an increase of $6 million from currency, in the third quarter of 2026 and increased $88 million, or 4% including an increase of $49 million from currency, for the nine months ended September 30, 2026. Excluding currency, the underlying depreciation and amortization increases were largely driven by new project start-ups.
Cost reduction program and other charges
Cost reduction program and other charges increased $436 million for the third quarter of 2026 and increased $381 million for the nine months ended September 30, 2026. The increase is due to the 2026 program recognized during the third quarter, which includes global severance and other cost reduction charges of $200 million and $42 million, respectively, and various non-cash charges totaling $183 million primarily related to the U.S. homecare business. On an adjusted basis, these costs have been excluded.
Other income (expense) - net
Other income increased $13 million for the third quarter of 2026 and increased $60 million for the nine months ended September 30, 2026. The year-to-date period includes a gain on a divestiture in the Americas business in the first quarter of 2026.
Operating profit
Operating profit decreased $217 million, or 9%, for the third quarter of 2026 and increased $238 million, or 3%, for the nine months ended September 30, 2026. The decrease in the third quarter was primarily driven by cost reduction program and other charges. The year-to-date increase was primarily driven by higher pricing, productivity initiatives and currency impact, partially offset by cost inflation and cost reduction program and other charges.
On an adjusted basis, which excludes the impacts of merger-related purchase accounting as well as cost reduction program and other charges, operating profit increased $205 million, or 8%, for the third quarter of 2026 and increased $585 million, or 8%, for the nine months ended September 30, 2026. Adjusted operating profit growth was driven by higher pricing and productivity initiatives, partially offset by cost inflation. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net
Interest expense - net increased $7 million, or 11%, for the third quarter of 2026 and increased $3 million, or 2%, for the nine months ended September 30, 2026.
Net pension and OPEB cost (benefit), excluding service cost
Net pension and OPEB benefit, excluding service cost, decreased $8 million for the third quarter of 2026 and decreased $16 million for the nine months ended September 30, 2026. The decreases were primarily driven by lower amortization of deferred gains.
Effective tax rate
The ETR for the quarter and nine months ended September 30, 2026 was 21.1% and 22.9%, respectively, versus 18.0% and 21.9% for the respective 2025 periods. The increases were primarily due to the impact of a tax rate change in EMEA in 2025.
On an adjusted basis, the ETR for the quarter and nine months ended September 30, 2026 was 23.8% and 23.7%, respectively, versus 22.7% and 23.5% for the respective 2025 periods.
Income from equity investments
Income from equity investments increased $25 million for the third quarter of 2026 and increased $30 million for the nine months ended September 30, 2026.
On an adjusted basis, income from equity investments increased $20 million for the third quarter of 2026 and increased $27 million for the nine months ended September 30, 2026.
Noncontrolling interests
At September 30, 2026, noncontrolling interests consisted primarily of noncontrolling shareholders' investments in APAC (primarily China). Noncontrolling interest income increased $5 million for the third quarter of 2026 and increased $18 million for the nine months ended September 30, 2026.

Net Income – Linde plc
Net income - Linde plc decreased $237 million, or 12%, for the third quarter of 2026, and increased $109 million, or 2%, for the nine months ended September 30, 2026. On an adjusted basis, which excludes the impacts of merger-related purchase accounting and cost reduction program and other charges, net income - Linde plc increased $135 million, or 7%, for the third quarter of 2026, and increased $426 million, or 7%, for the nine months ended September 30, 2026. The increases were largely driven by higher operating profit.
Diluted earnings per share
Diluted earnings per share decreased $0.43, or 11%, for the third quarter of 2026 and increased $0.45, or 4%, for the nine months ended September 30, 2026.
On an adjusted basis, diluted EPS increased $0.38, or 9%, for the third quarter of 2026 and increased $1.15, or 9%, for the nine months ended September 30, 2026. The increases were primarily due to higher adjusted net income - Linde plc and lower diluted shares outstanding.
Employees
The number of employees at September 30, 2026 was 64,512, a decrease of 977 employees from September 30, 2025 due to the ongoing impact of cost reduction programs, partially offset by acquisitions.
Other Financial Data
EBITDA decreased $188 million, or 6%, for the third quarter of 2026 and increased $334 million, or 3%, for the nine months ended September 30, 2026.
Adjusted EBITDA increased $243 million, or 7%, for the third quarter of 2026 and increased $700 million, or 7%, for the nine months ended September 30, 2026. The increases were driven by higher adjusted net income - Linde plc versus prior year.
See the "Non-GAAP Measures and Reconciliations" section for definitions and reconciliations of adjusted non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)
Other comprehensive income for the quarter and nine months ended September 30, 2026 was $310 million and $617 million, respectively, which primarily related to currency translation adjustments of $298 million and $599 million, respectively. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars and are largely driven by the movement of the U.S. dollar against major currencies, including the Euro and British pound. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 10 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income (loss) by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows. Linde evaluates the performance of its reportable segments based on operating profit, excluding items not indicative of ongoing business trends. The reported amounts are GAAP amounts from the Consolidated Statement of Income.
In the third quarter of 2026, the company's segment reporting structure was revised. As a result, the U.S. homecare business, previously reported within the Americas segment, is now included in the Other category for segment reporting purposes. See Note 9 to the condensed consolidated financial statements. Prior period amounts have been recast to conform to current presentation.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
SALES
Americas	$3,601	$3,253	11%	$10,553	$9,557	10%
EMEA	2,327	2,178	7%	6,801	6,371	7%
APAC	1,950	1,741	12%	5,521	4,935	12%
Engineering	582	519	12%	1,724	1,635	5%
Other	944	924	2%	2,875	2,724	6%
Total sales	$9,404	$8,615	9%	$27,474	$25,222	9%

SEGMENT OPERATING PROFIT
Americas	$1,263	$1,124	12%	$3,682	$3,279	12%
EMEA	817	781	5%	2,424	2,283	6%
APAC	534	490	9%	1,542	1,431	8%
Engineering	107	101	6%	308	305	1%
Other	42	62	(32)%	181	254	(29)%
Segment operating profit	$2,763	$2,558	8%	$8,137	$7,552	8%
Reconciliation to reported operating profit:
Cost reduction program and other charges	(425)	11		(425)	(44)
Purchase accounting impacts - Linde AG (a)	(188)	(202)		(569)	(603)
Total operating profit	$2,150	$2,367		$7,143	$6,905
(a)To adjust for purchase accounting impacts related to the merger.

Americas

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
Sales	$3,601	$3,253	11%	$10,553	$9,557	10%

Operating profit	$1,263	$1,124	12%	$3,682	$3,279	12%
As a percent of sales	35.1%	34.6%		34.9%	34.3%

	Quarter Ended September 30, 2026 vs. 2025	Nine Months Ended September 30, 2026 vs. 2025
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	3%	3%
Price/Mix	6%	4%
Cost pass-through	—%	—%
Currency	1%	2%
Acquisitions/divestitures	1%	1%
	11%	10%
The Americas segment includes Linde's industrial gases operations in approximately 20 countries including the United States, Canada, Mexico and Brazil.
Sales
Sales for the Americas segment increased $348 million, or 11%, in the third quarter of 2026 and increased $996 million, or 10%, for the nine months ended September 30, 2026. Pricing increased sales by 6% in the quarter, primarily from ongoing price actions in addition to recovery of costs incurred in the current and prior periods. Volumes increased sales by 3% both in the quarter and year-to-date periods primarily driven by the electronics, chemicals and energy, and metals and mining end markets. Cost pass-through was flat in the quarter and year-to-date, with minimal impact on operating profit. Currency translation increased sales by 1% in the quarter and 2% year-to-date driven primarily by the strengthening of the Mexican peso and Brazilian real against the U.S. dollar. Acquisitions increased sales by 1% in the quarter and year-to-date.
Operating profit
Operating profit in the Americas segment increased $139 million, or 12%, in the third quarter of 2026, and increased $403 million, or 12%, for the nine months ended September 30, 2026. The increase was driven primarily by higher pricing, productivity initiatives and currency translation, partially offset by cost inflation.

EMEA

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
Sales	$2,327	$2,178	7%	$6,801	$6,371	7%

Operating profit	$817	$781	5%	$2,424	$2,283	6%
As a percent of sales	35.1%	35.9%		35.6%	35.8%

	Quarter Ended September 30, 2026 vs. 2025	Nine Months Ended September 30, 2026 vs. 2025
	% Change	% Change
Factors Contributing to Changes - Sales
Volume	1%	(1)%
Price/Mix	2%	2%
Cost pass-through	3%	1%
Currency	—%	4%
Acquisitions/divestitures	1%	1%
	7%	7%
The EMEA segment includes Linde's industrial gases operations in approximately 50 European, Middle Eastern and African countries including Germany, the United Kingdom, France, the Republic of South Africa and Sweden.
Sales
Sales for the EMEA segment increased $149 million, or 7%, in the third quarter of 2026 and increased $430 million, or 7%, for the nine months ended September 30, 2026. Currency translation was flat in the quarter and increased sales by 4% year-to-date largely due to the strengthening of the Euro against the U.S. dollar. Higher price attainment increased sales by 2% both in the quarter and the year-to-date periods. Acquisitions increased sales by 1% both in the quarter and the year-to-date periods. Cost pass-through increased sales by 3% in the quarter and 1% year-to-date with minimal impact on operating profit. Volumes increased sales by 1% in the quarter and decreased sales by 1% year-to-date.
Operating Profit
Operating profit in the EMEA segment increased $36 million, or 5%, for the third quarter of 2026, and increased $141 million, or 6%, for the nine months ended September 30, 2026. The increase was driven by productivity initiatives, currency translation, and higher pricing, partially offset by cost inflation.
APAC

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
Sales	$1,950	$1,741	12%	$5,521	$4,935	12%

Operating profit	$534	$490	9%	$1,542	$1,431	8%
As a percent of sales	27.4%	28.1%		27.9%	29.0%

	Quarter Ended September 30, 2026 vs. 2025	Nine Months Ended September 30, 2026 vs. 2025
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/Equipment	5%	5%
Price/Mix	3%	2%
Cost pass-through	1%	1%
Currency	3%	3%
Acquisitions/divestitures	—%	1%
	12%	12%
The APAC segment includes Linde's industrial gases operations in approximately 15 Asian and South Pacific countries and regions including China, Australia, India, and South Korea.
Sales
Sales for the APAC segment increased $209 million, or 12%, in the third quarter of 2026 and increased $586 million, or 12%, for the nine months ended September 30, 2026. Volumes increased sales by 5% both in the quarter and year-to-date periods, primarily driven by electronics and chemicals and energy end markets and project start-ups. Currency translation increased sales by 3% both in the quarter and year-to-date periods primarily due to the strengthening of the Chinese yuan and Australian dollar against the U.S. dollar. Higher pricing increased sales by 3% in the quarter and 2% year-to-date. Acquisitions were flat in the quarter and increased sales by 1% year-to-date. Cost pass-through increased sales by 1% in the third quarter and year-to-date, with minimal impact on operating profit.
Operating profit
Operating profit in the APAC segment increased $44 million, or 9%, in the third quarter of 2026 and increased $111 million, or 8%, for the nine months ended September 30, 2026. The increase was driven primarily by higher pricing, productivity initiatives, and currency translation, partially offset by cost inflation.
Engineering

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
Sales	$582	$519	12%	$1,724	$1,635	5%

Operating profit	$107	$101	6%	$308	$305	1%
As a percent of sales	18.4%	19.5%		17.9%	18.7%

	Quarter Ended September 30, 2026 vs. 2025	Nine Months Ended September 30, 2026 vs. 2025
	% Change	% Change
Factors Contributing to Changes - Sales
Currency	—%	3%
Other	12%	2%
	12%	5%
Sales
Sales for the Engineering segment increased $63 million, or 12%, in the third quarter of 2026 and increased $89 million, or 5%, for the nine months ended September 30, 2026 primarily due to project timing. Currency translation was flat in the quarter and increased sales by 3% year-to-date primarily due to the strengthening of the Euro against the U.S. dollar.
Operating profit
Operating profit for the Engineering segment increased $6 million, or 6% for the third quarter of 2026 and $3 million, or 1%, for the nine months ended September 30, 2026 primarily due to project timing and currency translation.
Other

	Quarter Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
Sales	$944	$924	2%	$2,875	$2,724	6%

Operating profit (loss)	$42	$62	(32)%	$181	$254	(29)%
As a percent of sales	4.4%	6.7%		6.3%	9.3%

	Quarter Ended September 30, 2026 vs. 2025	Nine Months Ended September 30, 2026 vs. 2025
	% Change	% Change
Factors Contributing to Changes - Sales
Volume/price	—%	4%
Cost pass-through	2%	2%
Currency	—%	—%
Acquisitions/divestitures	—%	—%
	2%	6%

Other consists of corporate costs and a few smaller businesses including Linde Advanced Material Technologies (LAMT), U.S. homecare and global helium wholesale, which individually do not meet the quantitative thresholds for separate presentation.
Sales
Sales for Other increased $20 million, or 2%, in the third quarter of 2026 and increased $151 million, or 6%, for the nine months ended September 30, 2026 primarily due to higher volume/price and pass-through costs in LAMT.
Operating profit
Operating profit in Other decreased $20 million, or 32%, in the third quarter of 2026 and $73 million, or 29%, year-to-date primarily due to declines in the U.S. homecare business partially offset by growth in LAMT.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Linde’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2026 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2026	2025	2026	2025
Euro	16%	0.86	0.89	0.88	0.85
Chinese yuan	8%	6.82	7.22	6.71	6.99
British pound	4%	0.74	0.76	0.75	0.74
Brazilian real	4%	5.15	5.65	5.17	5.47
Australian dollar	4%	1.42	1.56	1.44	1.50
Mexican peso	4%	17.40	19.48	18.07	18.01
Korean won	3%	1,460	1,412	1,357	1,440
Canadian dollar	3%	1.39	1.40	1.42	1.37
Indian rupee	2%	93.86	86.50	95.83	89.88
Swedish krona	1%	9.38	9.92	10.01	9.21
South African rand	1%	16.37	18.13	16.42	16.56
Swiss franc	1%	0.80	0.84	0.84	0.79

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

	Nine Months Ended September 30,
(Millions of dollars)	2026	2025
Net Cash Provided By (Used For):
Operations
Net income (including noncontrolling interests)	$5,612	$5,485
Non-cash charges (credits):
Add: Depreciation and amortization	2,879	2,813
Add: Deferred income taxes	(166)	(458)
Add: Share-based compensation	104	133
Add: Cost reduction program and other charges, net of payments	313	(71)
Net income adjusted for non-cash charges	8,742	7,902
Less: Working capital	(775)	(461)
Less: Pension contributions	(23)	(20)
Other	(264)	(101)
Net cash provided by (used for) operating activities	$7,680	$7,320
Investing
Capital expenditures	(4,172)	(3,803)
Acquisitions, net of cash acquired	(411)	(393)
Divestitures, net of cash divested and asset sales	178	31
Other investing, net	37	(95)
Net cash provided by (used for) investing activities	$(4,368)	$(4,260)
Financing
Debt increase (decrease) - net	504	1,917
Issuances (purchases) of common stock - net	(2,606)	(3,191)
Cash dividends - Linde plc shareholders	(2,214)	(2,113)
Noncontrolling interest transactions and other	(129)	(149)
Net cash provided by (used for) financing activities	$(4,445)	$(3,536)

Effect of exchange rate changes on cash and cash equivalents	$24	$135
Cash and cash equivalents, end-of-period	$3,947	$4,509
Cash Flow from Operations
Cash provided by operations of $7,680 million for the nine months ended September 30, 2026, increased $360 million, or 5%, versus 2025. The increase was driven primarily by higher net income adjusted for non-cash charges, partially offset by higher working capital requirements.
Linde estimates that the total 2026 required contributions to its pension plans will be in the range of approximately $25 million to $35 million, of which $23 million has been made through September 30, 2026.
Investing
Net cash used for investing activities of $4,368 million for the nine months ended September 30, 2026 increased $108 million, or 3%, versus 2025. The increase was primarily due to higher capital expenditures, partially offset by higher inflows from divestitures and asset sales.
Capital expenditures for the nine months ended September 30, 2026 were $4,172 million, $369 million higher than the prior year, primarily due to investments in new plant and production equipment for backlog growth requirements.

At September 30, 2026, Linde's sale of gas backlog of large projects under construction was approximately $7.9 billion. This represents the total estimated capital cost of large plants under construction.
Acquisitions, net of cash acquired, were $411 million for the nine months ended September 30, 2026, and primarily related to businesses in the Americas and EMEA. Acquisitions, net of cash acquired, were $393 million for the nine months ended September 30, 2025 and related primarily to businesses in the Americas, APAC, and EMEA segments.
Divestitures, net of cash divested and asset sales, for the nine months ended September 30, 2026 were $178 million and included proceeds from the sale of a business in the Americas. Divestitures for the nine months ended September 30, 2025, net of cash divested and asset sales, were $31 million.

Other investing, net for the nine months ended September 30, 2026 was an inflow of $37 million versus an outflow of $95 million in the respective 2025 period, due to a decrease in cash outflows for settlement of foreign exchange contracts designated in a net investment hedging relationship.
Financing
Cash used for financing activities was $4,445 million for the nine months ended September 30, 2026 as compared to $3,536 million for the nine months ended September 30, 2025. Cash provided by debt was $504 million for the nine months ended September 30, 2026, versus cash provided by debt of $1,917 million for the nine months ended September 30, 2025, driven primarily by lower net debt issuances in 2026. During the nine months ended September 30, 2026, Linde issued €1.6 billion of Euro-denominated notes and repaid $925 million and €700 million of U.S. dollar-denominated and Euro-denominated notes, respectively.
Net purchases of ordinary shares were $2,606 million for the nine months ended September 30, 2026, versus $3,191 million for the nine months ended September 30, 2025. For additional information related to the share repurchase programs, see Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash dividends for the nine months ended September 30, 2026 were $2,214 million, having increased $101 million from the nine months ended September 30, 2025, driven primarily by a 7% increase in quarterly dividends per share from $1.50 per share to $1.60 per share and partially offset by lower shares outstanding. Cash used for noncontrolling interest transactions and other was $129 million for the nine months ended September 30, 2026 versus $149 million for the nine months ended September 30, 2025.
The company continues to believe it has sufficient operating flexibility, cash, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. The company maintains a $5.0 billion and a $1.5 billion unsecured and undrawn revolving credit agreement with no associated financial covenants. No borrowings were outstanding under the credit agreements as of September 30, 2026. The company does not anticipate any limitations on its ability to access the debt capital markets and/or other external funding sources and remains committed to its strong ratings from Moody’s and Standard & Poor’s.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted Operating Profit and Operating Margin
Reported operating profit	$2,150	$2,367	$7,143	$6,905
Add: Cost reduction program and other charges	425	(11)	425	44
Add: Purchase accounting impacts - Linde AG (c)	188	202	569	603
Total adjustments	613	191	994	647
Adjusted operating profit	$2,763	$2,558	$8,137	$7,552

Reported percentage change	(9)%		3%
Adjusted percentage change	8%		8%

Reported sales	$9,404	$8,615	$27,474	$25,222

Reported operating margin	22.9%	27.5%	26.0%	27.4%
Adjusted operating margin	29.4%	29.7%	29.6%	29.9%

Adjusted Depreciation and Amortization
Reported depreciation and amortization	$965	$961	$2,879	$2,813
Less: Purchase accounting impacts - Linde AG (c)	(188)	(202)	(569)	(591)
Adjusted depreciation and amortization	$777	$759	$2,310	$2,222

Adjusted Other Income (Expense) - net
Reported other income (expense) - net	$27	$14	$107	$47
Add: Purchase accounting impacts - Linde AG (c)	—	—	—	(12)
Adjusted other income (expense) - net	$27	$14	$107	$59

Adjusted Net Pension and OPEB Cost (Benefit), Excluding Service Cost
Reported net pension and OPEB cost (benefit), excluding service cost	$(49)	$(57)	$(156)	$(172)
Add: Pension settlement charges	(4)	(2)	(4)	(2)
Adjusted Net Pension and OPEB cost (benefit), excluding service costs	$(53)	$(59)	$(160)	$(174)

Adjusted Income Taxes (a)
Reported income taxes	$449	$424	$1,630	$1,508
Add: Purchase accounting impacts - Linde AG (c)	43	155	133	245
Add: Pension settlement charges	1	—	1	—
Add: Cost reduction program and other charges	160	1	160	19
Total adjustments	204	156	294	264
Adjusted income taxes	$653	$580	$1,924	$1,772

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted Effective Tax Rate (a)
Reported income before income taxes and equity investments	$2,128	$2,360	$7,105	$6,886
Add: Pension settlement charge	4	2	4	2
Add: Purchase accounting impacts - Linde AG (c)	188	202	569	603
Add: Cost reduction program and other charges	425	(11)	425	44
Total adjustments	617	193	998	649
Adjusted income before income taxes and equity investments	$2,745	$2,553	$8,103	$7,535

Reported Income taxes	$449	$424	$1,630	$1,508
Reported effective tax rate	21.1%	18.0%	22.9%	21.9%

Adjusted income taxes	$653	$580	$1,924	$1,772
Adjusted effective tax rate	23.8%	22.7%	23.7%	23.5%

Adjusted Income from Equity Investments
Reported income from equity investments	$61	$36	$137	$107
Add: Purchase accounting impacts - Linde AG (c)	19	18	57	54
Add: Cost reduction program and other charges	—	6	—	6
Total adjustments	19	24	57	60
Adjusted income from equity investments	$80	$60	$194	$167

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$(48)	$(43)	$(135)	$(117)
Add: Purchase accounting impacts - Linde AG (c)	(2)	(3)	(8)	(9)
Total adjustments	(2)	(3)	(8)	(9)
Adjusted noncontrolling interests	$(50)	$(46)	$(143)	$(126)

Adjusted Net Income - Linde plc (b)
Reported net income	$1,692	$1,929	$5,477	$5,368
Add: Pension settlement charge	3	2	3	2
Add: Cost reduction program and other charges	265	(6)	265	31
Add: Purchase accounting impacts - Linde AG (c)	162	62	485	403
Total adjustments	430	58	753	436
Adjusted net income - Linde plc	$2,122	$1,987	$6,230	$5,804

Adjusted Diluted EPS (b)
Reported diluted EPS	$3.66	$4.09	$11.79	$11.34
Add: Pension settlement charge	0.01	—	0.01	—
Add: Cost reduction program and other charges	0.57	(0.01)	0.57	0.07
Add: Purchase accounting impacts - Linde AG (c)	0.35	0.13	1.04	0.85
Total adjustments	0.93	0.12	1.62	0.92
Adjusted diluted EPS	$4.59	$4.21	$13.41	$12.26

Reported percentage change	(11)%		4%
Adjusted percentage change	9%		9%

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA and % of Sales
Net Income - Linde plc	$1,692	$1,929	$5,477	$5,368
Add: Noncontrolling interests	48	43	135	117
Add: Net pension and OPEB cost (benefit), excluding service cost	(49)	(57)	(156)	(172)
Add: Interest expense	71	64	194	191
Add: Income taxes	449	424	1,630	1,508
Add: Depreciation and amortization	965	961	2,879	2,813
EBITDA	$3,176	$3,364	$10,159	$9,825
Add: Cost reduction program and other charges	425	(5)	425	50
Add: Purchase accounting impacts - Linde AG (c)	19	18	57	66
Total adjustments	444	13	482	116
Adjusted EBITDA	$3,620	$3,377	$10,641	$9,941

Reported sales	$9,404	$8,615	$27,474	$25,222
% of sales
EBITDA	33.8%	39.0%	37.0%	39.0%
Adjusted EBITDA as a % of Sales	38.5%	39.2%	38.7%	39.4%

(a) The income tax expense (benefit) on the non-GAAP pre-tax adjustments was determined using the applicable tax rates for the jurisdictions that were utilized in calculating the GAAP income tax expense (benefit) and included both current and deferred income tax amounts.
(b) Net of income taxes which are shown separately in "Adjusted Income Taxes and Effective Tax Rate".
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
For further information about the guarantees of the debt securities registered under the Registration Statement (including the ranking of such guarantees, limitations on enforceability of such guarantees and the circumstances under which such guarantees may be released), see "Description of Debt Securities – Guarantees" and "Description of Debt Securities – Ranking" in the Registration Statement, which subsections are incorporated herein by reference.

The following tables present summarized financial information for Linde plc, Linde Inc., Linde GmbH and Linde Finance on a combined basis, after eliminating intercompany transactions and balances between them and excluding investments in and equity in earnings from non-guarantor subsidiaries.

(Millions of dollars)
Statement of Income Data	Nine Months Ended September 30, 2026	Twelve Months Ended December 31, 2025
Sales	$6,833	$8,844
Operating profit	1,112	1,512
Net income	(302)	3
Transactions with non-guarantor subsidiaries	2,893	3,989

Balance Sheet Data (at period end)
Current assets (a)	$4,593	$4,815
Long-term assets (b)	17,256	16,808
Current liabilities (c)	9,986	10,085
Long-term liabilities (d)	77,398	73,336

(a) From current assets above, amount due from non-guarantor subsidiaries	$1,818	$1,097
(b) From long-term assets above, amount due from non-guarantor subsidiaries	371	724
(c) From current liabilities above, amount due to non-guarantor subsidiaries	1,440	1,325
(d) From long-term liabilities above, amount due to non-guarantor subsidiaries	52,878	48,301
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its ordinary shares during the quarter ended September 30, 2026 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2026	508	$515.83	508	$5,375
August 2026	1,133	$485.38	1,133	$4,825
September 2026	300	$470.49	300	$4,684
Third Quarter 2026	1,941	$491.05	1,941	$4,684
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
(2)As of September 30, 2026, the company repurchased $10.3 billion of its ordinary shares pursuant to the 2023 share repurchase program. As of September 30, 2026, $4.7 billion of share repurchases remain authorized under the 2023 program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 10, 2026, Ben Glazer, Senior Vice President of Americas, adopted a written plan for certain transactions in the Ordinary Shares of Linde plc that is intended to satisfy the affirmative defense conditions of SEC Rule 10b5–1(c) (the "Plan"). The Plan will terminate on February 25, 2028, or earlier if, among other things, all the Ordinary Share transactions have been completed before such date. Under the Plan, a previously granted stock option may be exercised, and 17,785 Ordinary Shares may be sold upon the exercise, if a specified minimum market limit sale price is achieved.

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

Linde plc

(Registrant)

Date: October 29, 2026	By: /s/ Denny Brown

Denny Brown
Chief Accounting Officer